Form 10-Q
period 2014-06-30
1347 Capital Corp
filed 2014-08-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36541

1347 CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_________________________

Delaware (State or other jurisdiction of incorporation or organization)	46-5399422 (I.R.S. Employer Identification No.)

150 Pierce Road, 6th Floor, Itasca IL 60143
(Address of principal executive offices and zip code)
(847)700-8064
(Registrant's telephone number, including area code)

_________________________

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of August 14, 2014 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Balance Sheet

June 30, 2014

ASSETS
Current assets
Cash	$89,609
Deferred offering costs	306,798
Total assets	$396,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$642
Deferred offering cost payable	$246,407
Note payable to stockholder	125,000
Total liabilities	$372,049

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,150,000 issued and outstanding	115
Additional paid-in capital	24,885
Deficit accumulated during the development stage	(642)
Total stockholders’ equity	24,358
Total liabilities and stockholders’ equity	$396,407

The Accompanying Notes are an Integral Part of these Financial Statements

3

1347 Capital Corp.

(A Corporation in the Development Stage)

Statement of Operations

For the period from April 15, 2014 (inception) to June 30, 2014

Revenues	-
Formation costs	$565
General and administrative costs	76
Net loss	(642)

Weighted average common shares outstanding
Basic and diluted	1,150,000

Basic and diluted net loss per share	$(0.00)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to June 30, 2014

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	-	-	-	-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	$115	$24,885	-	$25,000
Net loss	-	-	-	(642)	(642)
Balance at June 30, 2014	1,150,000	$115	$24,885	$(642)	$24,358

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Statement of Cash Flows

For the period from April 15, 2014 (inception) to June 30, 2014

Cash flows from/(for) operating activities
Net loss	$(642)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Increase in accounts payable	642
Increase in deferred offering cost payable	246,407
Net cash from operating activities	246,407

Cash flows from/(for) financing activities
Proceeds from sale of shares of common stock to initial stockholder	25,000
Proceeds from note payable - stockholder	125,000
Deferred costs associated with initial public offering	(306,798)
Net Cash for financing activities	(156,798)
Net increase in cash	89,609
Cash at beginning of period	-
Cash at end of period	$89,609

Supplemental disclosure for non-cash financing activities
Accrual of deferred offering cost	$306,798

The Accompanying Notes are an Integral Part of these Financial Statements

1347 CAPITAL CORP.

(A corporation in development stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations

1347 Capital Corp. (“1347 Capital” or the “Company”) was incorporated in Delaware on April 15, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).

At June 30, 2014, the Company had not yet commenced any operations. All activity through June 30, 2014 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. Simultaneously with the closing of the Offering, 1347 Capital also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In April 2014, Company’s insiders purchased an aggregate of 1,150,000 shares of common stock (the “Insider Shares),” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit.

All of the proceeds received from the Offering and sale of Private Units have been placed in a trust account after paying for certain expenses and working capital requirements of the Company, such that at least approximately $10.00 per Unit sold in the Offering is held in a reputable bank or trust company (“Trust Account”) until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. After deducting the Offering expenses, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their common shares for a pro rata share of the Trust Account, however, there will be a mechanism to prevent a Public Stockholder from voting, or seeking conversion for more than 20% of the shares sold in the Offering. The insiders shall not be entitled to seek conversion with respect to any Insider Shares nor with respect to any shares of common stock purchased by them in the Offering or in the aftermarket.

If the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering (or 24 months from the date of the Offering if the Company has executed a definitive agreement for a Business Combination within 18 months from the date of the Offering but has not completed such Business Combination within the 18-month period), the Company will liquidate and dissolve and distribute its assets in the Trust Account to the Public Stockholders. In such case, each Public Stockholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company or necessary to pay any of its taxes. The holders of Insider Shares and Private Units will not participate in any redemption distribution with respect to their Insider Shares and Private Units, including the common stock included in the Private Units.

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share redemption price for common stock will be approximately $10.00. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers engaged and prospective target businesses the Company negotiate with execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of Company’s Public Stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Public Stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, 1347 Capital Corp., as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development Stage Company

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with activities of development stage companies.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As of June 30, 2014 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At June 30, 2014, the Company’s cash was held at one financial institution.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014 The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10 to eliminate certain financial reporting requirements that have historically applied to development stage entities. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2014 and interim periods therein. The Company is considering the potential impact of this new standard on its financial statements, which is not expected to be material.

Note 3 — The Offering

The Company consummated the Offering of 4,000,000 Units on July 21, 2014. Each Unit was offered at a price of $10.00 and consists of one share of common stock, one right to receive one-tenth ( 1/10) of a share of common stock automatically on the consummation of a Business Combination and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $11.50 per full share, subject to certain adjustments. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from closing of the Offering, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company also granted EarlyBirdCapital, Inc., the representative of the underwriters (the “Representative”), a 45-day option to purchase up to 600,000 Units (over and above the 4,000,000 Units referred to above) solely to cover over-allotments, if any. On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000.

If the Company is unable to consummate a Business Combination within 18 months from the closing of this Offering, or 24 months from the closing of this Offering if the Company has entered into a letter of intent or definitive agreement with a target business for a business combination within 18 months from the closing of this offering and such business combination has not yet been consummated within such 18-month period, it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO on issuance date was approximately $821,799 (or approximately $2.74 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.69% and (3) expected life of five years.

Simultaneously with the closing of the Offering, the Company has also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit generating additional proceeds of $180,000.

Note 4 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering and were charged to stockholder’s equity upon the receipt of the capital raised.

Note 5 — Note Payable to Affiliates

The Company issued a $125,000 principal amount unsecured promissory note to 1347 Investors LLC, the sponsor and holder of Insider Shares, on April 17, 2014. The note is non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

Note 6 — Commitments

The Company has engaged the Representative to act as its advisor in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay the Representative a cash fee equal to 3.5% of the total gross proceeds raised in the Offering or $1,400,000 for such services upon the consummation of its initial Business Combination, exclusive of any applicable finders’ fees which might become payable, less up to 30% of such fee that the Company may allocate to one or more other advisors that assist it in identifying or consummating an initial Business Combination.

In April 2014, Company’s insiders purchased an aggregate of 1,150,000 Insider Shares. The Insider Shares are identical to the shares of common stock included in the units being sold in this Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after this Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial business combination within 18 months from the closing of this Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

The Private Units issued in the private placement described above are identical to the Units sold in this offering. However, the holders of Private Units have agreed (A) to vote their common shares included in the Private Units and any public shares acquired in or after this Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to Company’s certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of this Offering (or 24 months, as applicable), unless the Company provides its Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the common shares in the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of Company’s certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete its initial Business Combination within 18 months from the closing of this Offering (or 24 months, as applicable) and (D) that the common shares included in the Private Units shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the initial Business Combination.

The Company presently occupies office space provided by an affiliate of the Company’s sponsor. Such affiliate has agreed that until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company as may be required by the Company from time to time. The Company has agreed to pay an aggregate of $10,000 per month for such services commencing on the effective date of the Offering subject to Company’s assessment of its working capital requirements.

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2014 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2014, 1,150,000 shares of common stock were issued and outstanding

Note 8 — Subsequent Events

On July 21, 2014, 1347 Capital consummated the public Offering of 4,000,000 Units, private placement of 180,000 Private Units and 600,000 $15 Exercise Price Sponsor Warrants as described in Note 3. On July 23, 2014, underwriters purchased an additional 600,000 Units subject to over-allotment option. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect 1347 Capital Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the Risk Factors section of 1347 Capital Corp's registration statement and prospectus for its offering filed with the Securities and Exchange Commission. References to “we”, “us”, “our” or the “Company” are to 1347 Capital Corp., except where context requires otherwise. The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At June 30, 2014, the Company had not yet commenced any operations nor generated any revenues to date. All activity through June 30, 2014 relates to the Company’s formation and the initial public offering (the “Offering”) described below.

The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000, which is described in Note 3 to the Financial Statements. Simultaneously with the closing of the Offering, we also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating additional gross proceeds of $2,100,000.

On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit.

We intend to utilize the cash derived from the proceeds of the Offering and the private placement of the Private Units and $15 Exercise Price Sponsor Warrants, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination. The issuance of additional shares of common stock or preferred stock in our initial business combination:

•	may significantly dilute the equity interest of our investors in this Offering who would not have pre-emption rights in respect of any such issuance;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of some or all of our present officers and directors; and

•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Offering described above. Following this offering, we do not expect to generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Offering. After this Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this Offering.

For the period from April 15, 2014 (inception) to June 30, 2014, we incurred net losses of $642, which consists primarily of formation costs. We incurred offering costs of $306,798 to date, which are classified as deferred offering costs on the balance sheet as of June 30, 2014.

Liquidity and Capital Resources

Our cash balance as of June 30, 2014 was $89,609. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, as described in Note 1 to the Financial Statements, and a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below. Following the Offering, which resulted in a total of $46,000,000 being placed into a trust account, we had approximately $500,000 in cash held outside of the trust account after payment of all costs related to the Offering and D&O insurance, including funds held prior to the Offering proceeds. We incurred approximately $1.8 million in Offering related costs, including $1,380,000 underwriting discount paid to underwriters.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination for acting as our investment banker on a non-exclusive basis to assist us in structuring and negotiating a business combination (but not for the purpose of identifying a target business), less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that approximately $500,000 of cash balance not held in the trust account and the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $40,000, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination. Besides the costs already paid for, we anticipate that we will pay approximately:

•	$200,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$10,000 of expenses for the due diligence and investigation of a target business by our officers, directors and insiders;

•	$70,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$240,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 24 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$20,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2014, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

Critical Accounting Policies & Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Development Stage Company

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with activities of development stage companies.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. As of June 30, 2014 the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At June 30, 2014, the Company’s cash was held at one financial institution.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Related Party Transactions

As of April 17, 2014, our sponsor loaned an aggregate of $125,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. The terms of this loan were amended and restated as of April 18, 2014. The loan is payable without interest no later than the date on which our initial business combination is consummated.

We are obligated, commencing on the date of this prospectus, to pay 1347 Capital LLC, an affiliate of our sponsor, a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

Our insiders (and/or their designees) purchased an aggregate of 180,000 Private Units at $10.00 per Private Unit and 600,000 $15 Exercise Price Sponsor Warrants at a price of $0.50 per warrant (for a total purchase price of $2,100,000) from us. These purchases took place on a private placement basis simultaneously with the consummation of the Offering on July 21, 2014. Our insiders have also purchased from us at a price of $10.00 per unit an additional 18,000 Private Units for a total purchase price of $180,000 simultaneously with the exercise of the over-allotment option by the underwriters.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, in order to finance transaction costs in connection with an intended initial business combination, our insiders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. If we do not complete a business combination, the $125,000 loan from our sponsor, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our trust account, if any. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined that, at the time of issuance, the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 – Compensation – Stock Compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2014, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the trust account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our registration statement on Form S-1 declared effective on July 15, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our registration statement on Form S-1 declared effective on July 15, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, Company’s insiders purchased an aggregate of 1,150,000 shares of common stock (the “Insider Shares),” for an aggregate purchase price of $25,000, or approximately $0.02 per share. 150,000 of these Insider Shares were subject to forfeiture if underwriters were not to exercise the over-allotment option. None of these shares were subsequently forfeited due to the exercise in full by the underwriters of the over-allotment option. For more information regarding terms of the Insider Shares refer to Note 6, “Commitments,” to the unaudited interim financial statements.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. We incurred approximately $1.8 million in Offering related costs, including $1,380,000 underwriting discount paid to underwriters and approximately $280,000 legal expenses.

Simultaneously with the closing of the Offering, 1347 Capital also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit generating additional proceeds of $180,000. For more information regarding terms of the Private Units refer to Note 6, “Commitments,” to the unaudited interim financial statements.

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document**

101.SCH*	XBRL Extension Schema Document**

101.CAL*	XBRL Extension Calculation Linkbase Document**

101.DEF*	XBRL Extension Definition Linkbase Document**

101.LAB*	XBRL Extension Labels Linkbase Document**

101.PRE*	XBRL Extension Presentation Linkbase Document**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 CAPITAL CORP

Date: August 14, 2014	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: August 14, 2014	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director
(principal financial officer)

