Form 10-Q
period 2014-09-30
1347 Capital Corp
filed 2014-10-20
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 .

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares outstanding of the registrant's common stock as of October 20, 2014 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED September 30, 2014

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Balance Sheet

September 30, 2014

ASSETS
Current assets
Cash	$473,695
Prepaid expenses	$94,250
Total current assets	$567,945

Cash and investments held in trust account	$46,003,198
Total Assets	$46,571,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$55,985
Note payable to stockholder	125,000
Total liabilities	$180,985

Common stock subject to possible redemption; 4,099,999 shares at approximately $10 per share	40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,848,001 issued and outstanding	185
Additional paid-in capital	5,473,140
Deficit accumulated during the development stage	(83,157)
Total stockholders’ equity	5,390,168
Total liabilities and stockholders’ equity	$46,571,143

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Statements of Operations

	For the three months ended September 30, 2014	For the period April 15, 2014 (inception) to September 30, 2014
Revenues	$-	$-
Formation costs	-	565
General and administrative costs	85,714	85,790
Operating loss	(85,714)	(86,355)
Other income:
Interest income	3,198	3,198
Net loss	(82,516)	(83,157)
Weighted average common shares outstanding
Basic and diluted	1,695,870	1,433,551

Basic and diluted net loss per share	$(0.05)	$(0.06)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to September 30, 2014

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885	-	25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	4,600,000	460	44,167,755	-	44,168,215
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980	-	1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(83,157)	(83,157)
Balance at September 30, 2014	1,848,001	$185	$5,473,140	$(83,157)	$5,390,168

 The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Statements of Cash Flows

	For the three months ended September 30, 2014	For the period April 15, 2014 (inception) to September 30, 2014
Cash flows from operating activities
Net loss	$(82,516)	$(83,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable & accrued expenses	(191,064)	55,984
Prepaid assets	(94,250)	(94,250)
Net cash used in operating activities	(367,830)	(121,423)

Cash flows from investing activities
Investment in restricted cash and investments	(46,003,198)	(46,003,198)
Net cash used in investing activities	(46,003,198)	(46,003,198)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	25,000
Proceeds from note payable - stockholder	-	125,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	44,168,216	44,168,216
Proceeds from private placement of units, including over-allotment	1,980,000	1,980,000
Proceeds from private placement of $15 exercise price warrants	300,000	300,000
Proceeds from sale of underwritter purchase option	100	100
Deferred costs associated with initial public offering	306,798	-
Net cash provided by financing activities	46,755,114	46,598,316
Net increase in cash	384,086	473,695
Cash at beginning of period	89,609	-
Cash at end of period	$473,695	$473,695
Supplemental disclosure for non-cash financing activities
Accrual of deferred offering cost	$306,798	-

The Accompanying Notes are an Integral Part of these Financial Statements

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

At September 30, 2014, the Company had not yet commenced any operations. All activity through September 30, 2014 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

All of the proceeds received from the Offering and sale of Private Units have been placed in the trust account after paying for certain expenses and working capital requirements of the Company, such that at least approximately $10.00 per Unit sold in the Offering will be held in a reputable bank or trust company (“Trust Account”) until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. After deducting the Offering expenses, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

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

 If the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering (or 24 months from the date of the Offering if the Company has executed a letter of intent or definitive agreement for a Business Combination within 18 months from the date of the Offering but has not completed such Business Combination within the 18-month period), the Company will liquidate and dissolve and distribute its assets in the Trust Account to the Public Stockholders. In such case, each Public Stockholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay any of its taxes. The holders of Insider Shares and Private Units will not participate in any redemption distribution with respect to their Insider Shares and Private Units, including the common stock included in the Private Units.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Development Stage Company

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with activities of development stage companies.

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to possible redemption. The Company did not take into account the outstanding dilutive securities in calculating the loss per share because it reported net loss for the period. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Securities held in Trust Account

At September 30, 2014, the assets in the Trust Account were valued at $46,003,198, of which $45,992,733 was invested in United States Treasury Bills and $10,465 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2014, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at September 30, 2014, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 3 — The Offering

The Company consummated the Offering of 4,000,000 Units on July 21, 2014. Each Unit was offered at a price of $10.00 and consists of one share of common stock, one right to receive one-tenth (1/10) of a share of common stock automatically on the consummation of a Business Combination and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $11.50 per full share, subject to certain adjustments. The warrants will become exercisable on the later of 30 days after the completion of the Business Combination and 12 months from the closing of the Offering, and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. The Company also granted EarlyBirdCapital, Inc., the representative of the underwriters (the “Representative”), a 45-day option to purchase up to 600,000 Units (over and above the 4,000,000 Units referred to above) solely to cover over-allotments, if any. On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $829,346 (or approximately $2.76 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.69% and (3) expected life of five years.

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

Note 4 — Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $1,831,784 (including $1,380,000 in underwriters fees) were charged to stockholders’ equity upon completion of the Offering.

Note 5 — Note Payable to Stockholder

The Company issued a $125,000 principal amount unsecured promissory note to 1347 Investors LLC, the sponsor and holder of Insider Shares, on April 17, 2014. The note is non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

Note 6 — Commitments

The Company has engaged the Representative to act as its advisor in connection with its initial Business Combination to provide it with assistance in negotiating and structuring the terms of its initial Business Combination. The Company will pay the Representative a cash fee equal to 3.5% of the total gross proceeds raised in the Offering or $1,610,000 for such services upon the consummation of its initial Business Combination, exclusive of any applicable finders’ fees which might become payable, less up to 30% of such fee that the Company may allocate to one or more other advisors that assist it in identifying or consummating an initial Business Combination.

In April 2014, Company’s insiders purchased an aggregate of 1,150,000 Insider Shares. The Insider Shares are identical to the shares of common stock included in the units being sold in this Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after this Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within 18 months from the closing of this Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2014 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2014, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding, 4,099,999 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

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

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At September 30, 2014, the Company had not yet commenced any operations nor generated any revenues to date. All activity through September 30, 2014 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on July 21, 2014 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of the business combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial business combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the trust account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a business combination. For the three months ended September 30, 2014, we incurred a net loss of $82,516, which consists primarily of $25,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $26,355 of audit and review expenses, $14,237 for D&O insurance, and other general and admin expenses.

For the period from April 15, 2014 (inception) to September 30, 2014, we incurred a net loss of $83,157, which consists primarily of $25,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $26,355 of audit and review expenses, $14,237 for D&O insurance, and other general and admin expenses.

Liquidity and Capital Resources

Our cash balance as of September 30, 2014 was $473,695. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1.8 million in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account, in connection with our initial business combination and to pay our expenses relating thereto. The expenses include a fee payable to EarlyBirdCapital in an amount equal to 3.5% of the total gross proceeds raised in the offering upon consummation of our initial business combination for acting as our investment banker on a non-exclusive basis to assist us in structuring and negotiating a business combination (but not for the purpose of identifying a target business), less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that our cash balance as of September 30, 2014 not held in the trust account and the interest earned on the trust account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $40,000, will be sufficient to allow us to operate for at least the next 21 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective business combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial business combination with and structuring, negotiating and consummating the business combination. Besides the costs already paid for, we anticipate that we will pay approximately:

•	$150,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$67,500 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$210,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 21 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$77,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2014, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to possible redemption. The Company did not take into account the outstanding dilutive securities in calculating the loss per share because it reported net loss for the period. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At September 30, 2014, the Company’s cash was held at one financial institution.

Investment Held in Trust

At September 30, 2014, the assets in the trust account were valued at $46,003,198, of which $45,992,733 was invested in United States Treasury Bills and $10,465 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at September 30, 2014, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

We are obligated, commencing on the date of the Offering, to pay 1347 Capital LLC, an affiliate of our sponsor, a monthly fee of $10,000 for general and administrative services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2014, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. We incurred approximately $1.8 million in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters and approximately $280,000 of legal expenses.

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

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 CAPITAL CORP.

Date: October 20, 2014	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: October 20, 2014	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director
(principal financial officer)

