Form 10-K
period 2014-12-31
1347 Capital Corp
filed 2015-03-10
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36541

1347 Capital Corp.

(Exact name of registrant as specified in its charter)

Delaware, USA	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Pierce Road, 6th Floor Itasca, IL	60143
(Address of principal executive offices)	(Zip Code)

1-847-700-8064

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of Common Stock, one Right and one Warrant	The NASDAQ Stock Market LLC
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants exercisable for one-half of one share of Common Stock	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.     Large accelerated filer     ☐     Accelerated filer     ☐ Non-accelerated filer     ☐     Smaller reporting company     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒ No   ☐

As of March 5, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $44,298,000 based upon the closing sale price of the common stock as reported by the Nasdaq Capital Market. Solely for purposes of this calculation, the sponsor, all executive officers and directors of the registrant are considered affiliates.

The number of shares of the registrant's Common Stock outstanding as of March 10, 2015 was 5,948,000.

Documents Incorporated by Reference: None

1347 CAPITAL CORP.

Form 10-K

ii

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks”, “may”, “should”, “outlook”, “forecast” and variations and similar words and expressions are intended to identify such forward looking statements, but these words are not the exclusive means of identifying forward-looking statements. Such forward looking statements relate to future events or future performance, but reflect 1347 Capital Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to Item 1A, “Risk Factors”. References to “we”, “us”, “our” or the “Company” are to 1347 Capital Corp., except where context requires otherwise. The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

Introductions

1347 Capital Corp. (“1347 Capital” or the “Company”) was incorporated in Delaware on April 15, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”). At December 31, 2014, the Company had not yet commenced any operations. All activity through December 31, 2014 relates to the Company’s formation, the Offering described below, and search for an acquisition target.

Company History

The Company consummated its initial public offering (the “Offering”) of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. Simultaneously with the closing of the Offering, 1347 Capital also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In April 2014, Company’s insiders purchased an aggregate of 1,150,000 shares of common stock (the “Insider Shares),” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. In a private sale that took place simultaneously with the exercise of the over-allotment option, the Company’s sponsor purchased an additional 18,000 Private Units at $10.00 per unit.

All of the proceeds received from the Offering and sale of Private Units were placed in a trust account (the “Trust Account”), with Continental Stock Transfer and Trust Company acting as trustee, after paying for certain expenses and working capital requirements of the Company, such that at least approximately $10.00 per Unit sold in the Offering will be held in trust until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering and the private placement of Private Units, our capital stock, debt or a combination of these in effecting our initial Business Combination. Our initial Business Combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a Business Combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous Business Combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus associated with our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition to our engagement of EarlyBirdCapital, Inc. described elsewhere in this Annual Report, we may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will Kingsway Financial Services Inc (“Kingsway”), Fund Management Group LLC (“FMG”), our sponsor or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is). We have no present intention to enter into a Business Combination with a target business that is affiliated with any of our officers, directors or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial Business Combination. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.

In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;
•	return on equity or invested capital;
•	market capitalization or enterprise value;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial Business Combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination, although we may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. We currently anticipate structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a Business Combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. However, if we seek to consummate an initial Business Combination with an entity that is affiliated with any of our officers, directors or insiders and are therefore required to obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated stockholders from a financial point of view, we may ask that banking firm to opine on whether the target business met the 80% fair market value test. Nevertheless, we are not required to do so and could determine not to do so without consent of our stockholders.

Stockholder Approval of Business Combination

In connection with any proposed Business Combination, we will seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which public stockholders (but not our insiders, officers or directors) may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed Business Combination, into a portion of the aggregate amount then on deposit in the Trust Account, subject to the limitations described herein.

We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. As a result, if stockholders owning approximately 89.1% or more of the shares of common stock sold in our Offering exercise conversion rights, the Business Combination will not be consummated. However, the actual percentages will only be able to be determined once a target business is located and we can assess all of the assets and liabilities of the combined company (which would include the fee payable to EarlyBirdCapital in an amount equal to 3.5% of the total gross proceeds raised in the Offering as described elsewhere in this Annual Report, less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial Business Combination, any out-of-pocket expenses incurred by our insiders, officers, directors or their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and Business Combinations that have not been repaid at that time, as well as any other liabilities of ours and the liabilities of the target business) upon consummation of the proposed Business Combination, subject to the requirement that we must have at least $5,000,001 of net tangible assets upon closing of such business combination. As a result, the actual percentages of shares that can be converted may be significantly lower than our estimates. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, our net tangible asset threshold may limit our ability to consummate such initial Business Combination (as we may be required to have a lesser number of shares converted) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. Alternatively, we may not be able to consummate a Business Combination unless the number of shares of common stock seeking conversion rights is significantly less than the 89.1% indicated above. As a result, we may not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have executed a letter of intent or definitive agreement for a Business Combination within 18 months from the closing of our Offering but have not consummated the Business Combination within such 18-month period) in order to be able to receive a portion of the Trust Account.

Our insiders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed Business Combination and (2) not to convert any shares of common stock into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity.

None of our officers, directors, insiders or their affiliates has indicated any intention to purchase Units or shares of common stock in the open market or in private transactions. However, if we hold a meeting to approve a proposed Business Combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed Business Combination, our officers, directors, insiders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, insiders or their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Conversion Rights

At any meeting called to approve an initial Business Combination, any public stockholder, whether voting for or against such proposed Business Combination, will be entitled to demand that his or her shares of common stock be converted for a full pro rata portion of the amount then in the Trust Account (initially $10.00 per share), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us or necessary to pay our taxes.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our Offering. Such a public stockholder would still be entitled to vote against a proposed Business Combination with respect to all shares of common stock owned by him or her, or his or her affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed Business Combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in the Offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

None of our insiders, officers or directors will have the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial Business Combination or a vote to amend the provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to the Offering or purchased by them in the Offering or in the aftermarket.

Liquidation if No Business Combination

If we do not complete a Business Combination within 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have entered into a letter of intent or definitive agreement for a Business Combination within 18 months from the closing of our Offering but the Business Combination has not been completed within such 18-month period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the rights and warrants will expire, holders of rights and warrants will receive nothing upon a liquidation with respect to such rights and warrants, respectively, and the rights and warrants will be worthless.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could complete a Business Combination with utilizing the net proceeds of our Offering, our ability to compete in completing a Business Combination with certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial Business Combination may delay the completion of a transaction;

•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial Business Combination;

•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to ensure that if we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis (for instance, if the Business Combination would result in each share of common stock outstanding being exchanged for two shares of common stock, each right would result in the holder receiving two-tenths (2/10) of a share of common stock upon consummation of such Business Combination);

•	our obligation to pay the fee to EarlyBirdCapital for acting as an investment banker in connection with our initial Business Combination;

•	our obligation to either repay or issue Private Units upon conversion of up to $500,000 of working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

•	our obligation to register the resale of the Insider Shares, as well as the Private Units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial Business Combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in connection with an initial Business Combination with a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial Business Combination, we may not have the resources or ability to compete effectively.

Facilities

We currently maintain our principal executive offices at 150 Pierce Road, 6th Floor, Itasca, IL 60143. The cost for this space is included in the $10,000 per-month fee 1347 Capital LLC, an affiliate of our sponsor, charges us for general and administrative services pursuant to a letter agreement between us and 1347 Capital LLC. We believe that the fee charged by 1347 Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the Business Combination and the stage of the Business Combination process the Company is in. Accordingly, once a suitable target business has been located, management will spend more time investigating such target business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to consummation of our initial Business Combination.

Item 1A. Risk Factors

The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this Annual Report and to review any additonal risks discussed in our filings with the SEC.

Risks Associated with Our Business

We are a newly formed development stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

Since we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

If we are unable to consummate our initial Business Combination, our public stockholders may be forced to wait more than 24 months before receiving distributions from the Trust Account.

We will have until 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have executed a letter of intent or definitive agreement for an initial Business Combination within 18 months from the closing of our Offering but have not completed the initial Business Combination within such 18-month period) to consummate our initial Business Combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the Trust Account if we are unable to complete our initial Business Combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Offering are intended to be used to complete our initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial Business Combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, our Units became immediately tradable, we are entitled to withdraw certain amounts from the funds held in the Trust Account prior to the completion of our initial Business Combination and we have a longer period of time to complete such a Business Combination than we would if we were subject to Rule 419.

If we determine to change our acquisition criteria or guidelines, many of the disclosures contained in this Annual Report regarding our acquisition criteria or guidelines would no longer apply.

We could seek to deviate from the acquisition criteria or guidelines disclosed in this Annual Report although we have no current intention to do so. For instance, as required by Nasdaq, we currently anticipate structuring a Business Combination with one or more target businesses having an aggregate fair market value that is at least equal to 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a letter of intent or definitive agreement for a Business Combination. However, we could be delisted from Nasdaq and therefore no longer be required to meet this requirement. Furthermore, there are numerous agreements between us and our affiliates that could be amended between the parties without approval of public stockholders. In such event, many of the acquisition criteria and guidelines set forth in this Annual Report (such as the voting, transfer and liquidation restrictions agreed to by the holders of the Insider Shares described in the prospectus associated with our initial public offering, the indemnification obligations of Kingsway and FMG described below and the obligations of Kingsway and FMG to pay the cost of liquidation if the funds held outside the Trust Account are insufficient for such purposes) may no longer apply.

If we deviate from the acquisition criteria or guidelines set forth in this Annual Report, holders of our securities may have rescission rights or may bring an action for damages against us or we could be subject to civil or criminal actions taken by governmental authorities.

If we were to elect to deviate from the acquisition criteria or guidelines set forth in this Annual Report or in the prospectus associated with our initial public offering, each person who purchased Units in our Offering and still held such securities upon learning of the facts relating to the deviation may seek rescission of the purchase of the Units he or she acquired in the offering (under which a successful claimant has the right to receive the total amount paid for his or her securities, plus interest and less any income earned on the securities, in exchange for surrender of the securities) or bring an action for damages against us (compensation for loss on an investment caused by alleged material misrepresentations or omissions in the sale of a security). In such event, we could also be subject to civil or criminal actions taken by governmental authorities. For instance, the SEC can seek injunctions under Section 20(b) of the Securities Act if it believes a violation under the Securities Act has occurred or is imminent. The SEC can also seek civil penalties under Sections 20(d) and 24 if a party has violated the Securities Act or an injunctive action taken by the SEC or if a party willfully, in a registration statement filed under the Securities Act, makes any untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading. Furthermore, Section 20 allows the SEC to refer matters to the attorney general to bring criminal penalties against an issuer.

We may issue shares of our capital stock to complete our initial Business Combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation currently authorizes the issuance of up to 10,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial Business Combination. The issuance of additional shares of common stock or preferred stock:

•	May significantly reduce the equity interest of investors in our securities;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. However, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The funds held in the Trust Account may not earn significant interest and, as a result, we may be limited to the funds held outside of the Trust Account to fund our search for target businesses, to pay our tax obligations and to complete our initial Business Combination.

We depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial Business Combination, as well as to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the Trust Account and use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close our initial Business Combination. In such event, we would need to borrow funds from our insiders, officers or directors to operate or may be forced to liquidate. Our insiders, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial Business Combination.

We may not have sufficient working capital to cover our operating expenses.

Following the consummation of the Offering and after paying offering related expenses, the amounts available to us to pay our operating expenses have consisted primarily of the approximately $575,000 initially held outside of the Trust Account and any interest earned on the funds in the Trust Account remaining after interest is released to pay our income or other tax obligations. Additionally, we may delay payment of the $10,000 monthly fee payable to 1347 Capital LLC upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination, with any such unpaid amount accruing without interest and becoming due and payable no later than the date of the consummation of our initial business combination. However, the amounts available to us, even if we cease paying the $10,000 monthly fee to 1347 Capital LLC, may not be sufficient to fund our operating expenses. In such event, we would need to borrow funds from our insiders, officers or directors or from third parties to continue to operate. However, our insiders, officers and directors and third parties are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial Business Combination.

Reimbursement of out-of-pocket expenses incurred by our insiders, officers, directors or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets for a Business Combination, could reduce the funds available to us to consummate a Business Combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the Trust Account.

We reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets for a Business Combination. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, that, to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account that may be released to us, such expenses would not be reimbursed by us unless we consummate an initial Business Combination. In addition, pursuant to our amended and restated certificate of incorporation and Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We have also entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation and under Delaware law. In the event that we reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses prior to the consummation of a Business Combination or are required to indemnify any of our officers or directors pursuant to our amended and restated certificate of incorporation, Delaware law, or the indemnity agreements that we have entered into with them, we would use funds available to us outside of the Trust Account or interest released to us from the Trust Account for our working capital requirements. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial Business Combination.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.00.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial Business Combination within the required time period, Kingsway and FMG have agreed that they will be jointly and severally liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, Kingsway and FMG may not be able to meet such obligation as we have not required Kingsway and FMG to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that Kingsway and FMG will be able to satisfy any indemnification obligations that arise. Moreover, Kingsway and FMG will not be liable to our public stockholders if they should fail to satisfy their obligations under this agreement and instead will only be liable to us. Therefore, the per share redemption or conversion amount received by public stockholders may be less than approximately $10.00 due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial Business Combination within 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have entered into a letter of intent or definitive agreement with a target business for a Business Combination within 18 months from the closing of our Offering but the Business Combination has not been consummated within such 18-month period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Unlike other blank check companies, our Units are comprised of common stock, warrants to purchase one-half of one share of our common stock and rights, rather than units comprised of common stock and warrants to purchase one share of our common stock.

Unlike other blank check companies that sell units comprised of shares of common stock and warrants to purchase one share of our common stock in their initial public offerings, we issued Units comprised of shares of common stock, warrants to purchase one-half of one share of our common stock and rights automatically entitling the holder to receive one-tenth of a share of common stock upon consummation of our initial Business Combination. Neither the rights nor the warrants will have any voting rights and each will expire and be worthless if we do not consummate an initial Business Combination. Furthermore, no fractional shares will be issued upon exercise of the warrants. As a result, unless you acquire at least two warrants, you will not be able to receive a share of common stock upon exercise of your warrants. Accordingly, investors in our Offering were not issued as many shares as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

Holders of rights and warrants will not have redemption rights if we are unable to complete an initial Business Combination within the required time period.

If we are unable to complete an initial Business Combination within the required time period and we redeem our outstanding public shares using the funds held in the Trust Account, the rights and warrants will expire and holders thereof will not receive any of such proceeds with respect to such rights and warrants, respectively.

Since we have not yet selected a particular industry or target business with which to complete our initial Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search on target businesses operating in or providing services to the insurance industry, we may consummate our initial Business Combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial Business Combination. To the extent we complete our initial Business Combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that our initial Business Combination occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account at the time of the execution of a definitive agreement for our initial Business Combination may limit the type and number of companies that we may complete such a Business Combination with.

Pursuant to the Nasdaq listing rules, our initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account) at the time of the execution of a definitive agreement for our initial Business Combination. This restriction may limit the type and number of companies that we may complete a Business Combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the Trust Account.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise owns or acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial Business Combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to consummate our initial Business Combination with.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial Business Combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Members of our management team may have affiliations with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial Business Combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

In light of the involvement of our insiders, officers, and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers, and directors. Our directors and officers also serve as officers and board members for other entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination, such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the Business Combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The shares beneficially owned by our insiders, officers and directors will not participate in a redemption and, therefore, our insiders, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial Business Combination.

Our insiders, officers and directors have waived their right to convert their Insider Shares, Private Units, $15 Exercise Price Sponsor Warrants, or to redemption rights with respect to their Insider Shares, Private Units or $15 Exercise Price Sponsor Warrants upon a redemption if we are unable to consummate our initial Business Combination. Accordingly, these securities will be worthless if we do not consummate our initial Business Combination. Any rights and warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial Business Combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

If we are unable to consummate a Business Combination, any loans made by our insiders, officers, directors or their affiliates would not be repaid, resulting in a potential conflict of interest in determining whether a potential transaction is in our stockholders’ best interest.

In order to meet our working capital needs our insiders, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a Business Combination. If we fail to consummate a Business Combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. Although we expect to meet the listing standards of Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). We cannot assure you that we will be able to continue to meet those Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one Business Combination with the proceeds of our Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial Business Combination with a single target business, although we have the ability to simultaneously consummate our initial Business Combination with several target businesses. By consummating a Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

Alternatively, if we determine to simultaneously consummate our initial Business Combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete the Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable Business Combination or optimize our capital structure.

If our initial Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our initial Business Combination. In the event that the Business Combination involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive Business Combination available to us.

We may be unable to consummate an initial Business Combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the Trust Account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial Business Combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial Business Combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial Business Combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

We will offer each public stockholder the option to vote in favor of the proposed Business Combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash regardless of whether such stockholder votes for or against such proposed Business Combination; provided that a stockholder must in fact vote for or against a proposed Business Combination in order to have his, her or its shares of common stock converted to cash. If a stockholder fails to vote for or against a proposed Business Combination, that stockholder would not be able to have his shares of common stock so converted. We will consummate our initial Business Combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 4,099,999 shares of common stock sold in our Offering may exercise their conversion rights and we could still consummate a proposed Business Combination so long as a majority of shares voted at the meeting are voted in favor of the proposed Business Combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed Business Combination. This threshold and the ability to seek conversion while voting in favor of a proposed Business Combination may make it more likely that we will consummate our initial Business Combination.

A public stockholder that fails to vote either in favor of or against a proposed Business Combination will not be able to have his or her shares converted to cash.

In order for a public stockholder to have his or her shares converted to cash in connection with any proposed Business Combination, that public stockholder must vote either in favor of or against a proposed Business Combination. If a public stockholder fails to vote in favor of or against a proposed Business Combination, whether that stockholder abstains from the vote or simply does not vote, that stockholder would not be able to have his or her shares of common stock so converted to cash in connection with such Business Combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock sold in our Offering.

In connection with any meeting held to approve an initial Business Combination, we will offer each public stockholder (but not our insiders, officers or directors) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or hers, or any other person with whom he or she is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares of common stock sold in our Offering. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchase more than 20% of the shares of common stock sold in our Offering and our proposed Business Combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial Business Combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares of common stock in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial Business Combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed Business Combination, to demand that we convert his or her shares of common stock into a share of the Trust Account. We may require public stockholders seeking to convert their shares, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days prior to the vote on the initial Business Combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed Business Combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion and such proposed Business Combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed Business Combination until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive Business Combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in consummating our initial Business Combination with certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a Business Combination with certain target businesses. Furthermore, seeking stockholder approval of our initial Business Combination may delay the consummation of a transaction. Additionally, our rights and warrants, and the future dilution they represent (entitling the holders to receive shares of our common stock on exercise of the warrants or, with respect to the rights, on consummation of our initial Business Combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial Business Combination.

Our ability to consummate an attractive Business Combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will be a company or companies operating in or providing services to the insurance industry and will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial Business Combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial Business Combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial Business Combination.

We may be unable to obtain additional financing, if required, to complete our initial Business Combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Offering will be sufficient to allow us to consummate a Business Combination, because we have not yet finalized any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of our Offering prove to be insufficient, either because of the size of the Business Combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of common stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our insiders, officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our insiders, officers and directors, collectively own 22.7% of our issued and outstanding shares of common stock. None of our insiders, officers, directors or their affiliates has indicated to us any intention to purchase shares from persons in the open market or in private transactions. However, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed Business Combination, our insiders, officers and directors have agreed to vote the shares of common stock owned by them immediately before our Offering as well as the private shares and any shares of common stock acquired in our Offering or in the aftermarket in favor of such proposed Business Combination.

Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected at each annual meeting of stockholders. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, in which case all of the current directors will continue in office until at least the consummation of the Business Combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 24 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial Business Combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are required to hold an annual meeting within one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial Business Combination.

Our insiders are entitled to make a demand that we register the resale of the Insider Shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the Private Units and $15 Exercise Price Sponsor Warrants and our insiders, officers, directors or their affiliates are entitled to demand that we register the resale of the Private Units and $15 Exercise Price Sponsor Warrants (and underlying securities of each) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our initial Business Combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial Business Combination or increase the cost of consummating our initial Business Combination with the target business, as the stockholders of the target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

EarlyBirdCapital may have a conflict of interest in rendering services to us as our non-exclusive investment banker in connection with our initial Business Combination.

We have engaged EarlyBirdCapital as an investment banker to assist us with our initial Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the total gross proceeds raised in the Offering, less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial Business Combination (exclusive of any applicable finders’ fees which might become payable). Additionally, EarlyBirdCapital was issued unit purchase options in connection with our Offering. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us as our investment banker in connection with an initial Business Combination.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a Business Combination; or (ii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

The requirement that we complete our initial Business Combination within 18 or 24 months from the closing of our Offering may give potential target businesses leverage over us in negotiating our initial Business Combination.

We have 18 months from the closing of our offering (or 24 months from the closing of our offering if we have executed a letter of intent or definitive agreement for an initial Business Combination within 18 months from the closing of our Offering but have not completed the Business Combination within such 18-month period) to complete our initial Business Combination. Any potential target business with which we enter into negotiations concerning a Business Combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete a Business Combination with that particular target business, we may be unable to complete a Business Combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial Business Combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed Business Combination.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our public rights and public warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an emerging growth company within the meaning of the Securities Act, and certain exemptions from disclosure requirements available to emerging growth companies could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. As long as we qualify as an emerging growth company, we intend to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above. We also intend to take advantage of the exemption provided under the JOBS Act from the requirements to submit say-on-pay, say-on-frequency and say-on-golden parachute votes to our stockholders and we will avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these benefits until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first public sale of Units, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

Until such time that we lose “emerging growth company” status, it is unclear if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and our stock prices may be more volatile and could cause our stock prices to decline.

If we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial Business Combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial Business Combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial Business Combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial Business Combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 150 Pierce Road, 6th Floor, Itasca, IL 60143. The cost for this space is included in the $10,000 per-month fee 1347 Capital LLC, an affiliate of our sponsor, charges us for general and administrative services pursuant to a letter agreement between us and 1347 Capital LLC. We believe that the fee charged by 1347 Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, common stock, warrants and rights are traded on the Nasdaq Capital Market under the symbols TFSCU, TFSC, TFSCW and TFSCR, respectively. The following table sets forth the high and low sales prices for our units, common stock, warrants and rights for the periods indicated since our Units began public trading on July 16, 2014 and our common stock, warrant and rights began public trading on August 7, 2014.

	Units (TFSCU)		Common Stock (TFSC)		Warrants (TFSCW)		Rights (TFSCR)
	High	Low	High	Low	High	Low	High	Low
Fiscal 2014
Third Quarter	$10.52	$9.91	$9.80	$9.42	$0.30	$0.23	$0.70	$0.32

Fourth Quarter	$10.10	$10.00	$9.65	$9.35	$0.25	$0.20	$0.45	$0.32

Holders

As of February 12, 2015, we have two holders of record of our units and common stock, and one holder of record of each of our rights and warrants. As of February 12, 2015, we have approximately 98,102, 85 and 77 beneficial owners of our units, common stock, rights and warrants, respectively.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds From The Offering and Private Placement

The Company consummated the Offering of 4,000,000 Units on July 21, 2014 generating gross proceeds of $40,000,000. Simultaneously with the closing of the Offering, we also consummated a private placement of 180,000 Private Units at $10 per unit and 600,000 $15 Exercise Price Sponsor Warrants at $0.50 per warrant generating additional gross proceeds of $2,100,000.

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

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the Offering and the private placement, although substantially all of the net proceeds are intended to be generally applied toward consummating our initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect a Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended is expected to be used as working capital to finance the operations of the target business.

Repurchases of Equity Securities

During 2014, we did not repurchase any of our equity securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301c of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At December 31, 2014, the Company had not yet commenced any operations nor generated any revenues to date. All activity through December 31, 2014 relates to the Company’s formation, its Offering, general corporate matters, and identifying and evaluating prospective acquisition candidates.

The Company consummated the Offering of 4,000,000 Units on July 21, 2014 generating gross proceeds of $40,000,000. Simultaneously with the closing of the Offering, we also consummated a private placement of 180,000 Private Units at $10 per unit and 600,000 $15 Exercise Price Sponsor Warrants at $0.50 per warrant generating additional gross proceeds of $2,100,000.

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

We intend to utilize the cash derived from the proceeds of the Offering and the private placement of the Private Units and $15 Exercise Price Sponsor Warrants, our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. The issuance of additional shares of common stock or preferred stock in our initial Business Combination:

•	may significantly dilute the equity interest of our investors in the Offering who would not have pre-emption rights in respect of any such issuance;
•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of some or all of our present officers and directors; and
•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income ($8,549) on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a Business Combination. For the period from April 15, 2014 (inception) until December 31, 2014, we incurred a net loss of $189,755, which consists primarily of $55,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $34,941 for legal and professional services, $31,247 for D&O insurance, $30,143 of audit and review expenses, and other general and administrative expenses.

Liquidity and Capital Resources

Our cash balance as of December 31, 2014 was $397,387. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Insider Shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the Offering and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters.

We intend to use substantially all of the net proceeds of the Offering, including the funds held in the Trust Account, in connection with our initial Business Combination and to pay our expenses relating thereto. The expenses include a fee payable to EarlyBirdCapital in an amount equal to 3.5% of the total gross proceeds raised in the Offering upon consummation of our initial Business Combination for acting as our investment banker on a non-exclusive basis to assist us in structuring and negotiating a business combination (but not for the purpose of identifying a target business), less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended is expected to be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We believe that our cash balance as of December 31, 2014 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $50,000, will be sufficient to allow us to operate for at least the next 18 months, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay additional approximately:

·	$150,000 of expenses for the search for target businesses and for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

·	$79,500 of expenses relating to audit, review and our SEC reporting obligations;

·	$155,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 15 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

·	$40,000 for the payment of 2015 annual listing fee to NASDAQ;

·	$29,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2014, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet given their short-term nature.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At December 31, 2014, the Company’s cash was held at one financial institution.

Investment Held in Trust

At December 31, 2014, the assets in the Trust Account were valued at $46,008,549, of which $45,998,081 was invested in United States Treasury Bills and $10,467 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at December 31, 2014, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, in order to finance transaction costs in connection with an intended initial Business Combination, our insiders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. If we do not complete a business combination, the $125,000 loan from our sponsor, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined that, at the time of issuance, the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 – Compensation – Stock Compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2014, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

1347 CAPITAL CORP.

(A Corporation in the Development Stage)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

1347 Capital Corp.

Itasca, Illinois

We have audited the accompanying balance sheet of 1347 Capital Corp. as of December 31, 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from inception April 15, 2014 to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1347 Capital Corp. at December 31, 2014, and the results of its operations and its cash flows for the period from inception April 15, 2014 to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

\s\ BDO USA, LLP

Grand Rapids, Michigan

March 10, 2015

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Balance Sheet

December 31, 2014

ASSETS
Current assets
Cash	$397,387
Prepaid expenses	$72,479
Total assets	$469,866

Cash and investments held in trust account	$46,008,549
Total Assets	$46,478,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$69,854
Note payable to stockholder	125,000
Total liabilities	$194,854

Common Stock subject to possible redemption; 4,099,999 shares at approximately $10 per share	40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,848,001 issued and outstanding	185
Additional paid-in capital	5,473,141
Deficit accumulated during the development stage	(189,755)
Total stockholders’ equity	5,283,571
Total liabilities and stockholders’ equity	$46,478,415

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Statement of Operations

For the period from April 15, 2014 (inception) to December 31,2014

Revenues	$-
Formation costs	565
General and administrative costs	197,739
Operating loss	(198,304)
Other income:
Interest income	8,549
Net loss	(189,755)
Weighted average common shares outstanding
Basic and diluted	1,579,640

Basic and diluted net loss per share	$(0.12)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to December 31, 2014

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885	-	25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of
underwriters' discount and offering expenses	4,600,000	460	44,167,756	-	44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980	-	1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwritter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(189,755)	(189,755)
Balance at December 31, 2014	1,848,001	$185	$5,473,141	$(189,755)	$5,283,571

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

(A Corporation in the Development Stage)

Statement of Cash Flows

For the period from April 15, 2014 (inception) to December 31,2014

Cash flows provided by (used in) operating activities
Net loss	$(189,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	69,854
Prepaid assets	(72,479)
Net cash used in operating activities	(192,380)

Cash flows used in investing activities
Investment in restricted cash and investments	$(46,008,549)
Net cash used in investing activities	(46,008,549)

Cash flows provided by financing activities
Proceeds from sale of shares of common stock to initial stockholder	25,000
Proceeds from note payable - stockholder	125,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	44,168,216
Proceeds from private placement of units, including over-allotment	1,980,000
Proceeds from private placement of $15 exercise price warrants	300,000
Proceeds from sale of underwritter purchase option	100
Deferred costs associated with initial public offering	-
Net Cash provided by financing activities	46,598,316
Net increase in cash	397,387
Cash at beginning of period	-
Cash at end of period	$397,387

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

At December 31, 2014, the Company had not yet commenced any operations. All activity through December 31, 2014 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

All of the proceeds received from the Offering and sale of Private Units have been placed in the trust account (“Trust Account”) after paying for certain expenses and working capital requirements of the Company, such that at least approximately $10.00 per Unit sold in the Offering is held in trust until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. After deducting the Offering expenses, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as for any amounts that are necessary to pay the Company’s tax obligations.

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

 If the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering (or 24 months from the date of the Offering if the Company has executed a letter of intent or definitive agreement for a Business Combination within 18 months from the date of the Offering but has not completed such Business Combination within the 18 month period), the Company will liquidate and dissolve and distribute its assets in the Trust Account to the Public Stockholders. In such case, each Public Stockholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay any of its taxes. The holders of Insider Shares and Private Units will not participate in any redemption distribution with respect to their Insider Shares and Private Units, including the common stock included in the Private Units.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet given their short-term nature.

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

Securities held in Trust Account

At December 31, 2014, the assets in the Trust Account were valued at $46,008,549, of which $45,998,082 was invested in United States Treasury Bills and $10,467 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2014, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at December 31, 2014, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2014. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

If the Company is unable to consummate a Business Combination within 18 months from the closing of the Offering, or 24 months from the closing of the Offering if the Company has entered into a letter of intent or definitive agreement with a target business for a Business Combination within 18 months from the closing of the Offering and such Business Combination has not yet been consummated within such 18-month period, it will redeem 100% of the shares held by Public Stockholders using the funds in the Trust Account described above. In such event, the rights and warrants held by Public Stockholders will expire and be worthless.

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $819,111 (or approximately $2.73 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.50% and (3) expected life of five years.

Simultaneously with the closing of the Offering, the Company has also consummated a private placement of 180,000 Private Units at $10 per unit and 600,000 $15 Exercise Price Sponsor Warrants at $0.50 per warrant generating gross proceeds of $2,100,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit generating additional proceeds of $180,000

 Note 4 — Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $1,831,784 (including $1,380,000 in underwriters fees) were charged to stockholders’ equity upon completion of the Offering.

Note 5 — Note Payable to Stockholder

The Company issued a $125,000 principal amount unsecured promissory note to 1347 Investors LLC, the sponsor and holder of Insider Shares, on April 18, 2014. The note is non-interest bearing and payable no later than the date of the consummation of an initial Business Combination. Due to the short-term nature of the note, the fair value of the note approximates the carrying amount.

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

In April 2014, Company’s insiders purchased an aggregate of 1,150,000 Insider Shares. The Insider Shares are identical to the shares of common stock included in the units sold in the Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

The Private Units issued in the private placement described above are identical to the Units sold in the offering. However, the holders of Private Units have agreed (A) to vote their common shares included in the Private Units and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to Company’s certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless the Company provides its Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the common shares in the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of Company’s certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete its initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable) and (D) that the common shares included in the Private Units shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the initial Business Combination.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2014 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2014, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding, 4,099,999 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

Note 8 — Subsequent Events

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of 1347 Capital Corp. for a purchase price of $0.0217391 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year of 2014 covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, error or omission, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gordon G. Pratt	52	President and Chief Executive Officer and Director
Hassan R. Baqar	37	Chief Financial Officer and Secretary and Director
Larry G. Swets, Jr.	40	Director
John T. Fitzgerald	43	Independent Director
Joshua Horowitz	37	Independent Director
Leo Christopher Saenger III	47	Independent Director
Thomas D. Sargent	56	Independent Director

Gordon G. Pratt has served as our president and chief executive officer and director since April 2014 and as vice chairman of our board of directors since July 2014. Since March 2004, Mr. Pratt has been Managing Member of FMG, a private holding company. From June 2004 to April 2006, he served as the Senior Vice President, Corporate Development of the Willis Group in New York and London. Prior to the Willis Group, he was an equity holder and Managing Director of Hales Capital Advisors LLC (1999 to 2004) and the Managing Partner of Distribution Partners Investment Capital L.P., a private equity fund focused on the insurance industry (1999 to 2010). Mr. Pratt was appointed to the board of directors of Atlas Financial Holdings, Inc. (NASDAQ: AFH), or Atlas, in December 2010, and, since January 2011, has served as chairman of the board of directors of Atlas (and on the audit and compensation committees). In addition, Mr. Pratt was appointed to the board of directors of 1347 Property Insurance Holdings, Inc. (NASDAQ: PIH), or PIH, in December 2013 and has served as the chairman of PIH’s board and a member of its audit committee since his appointment. He previously served as Vice Chairman of the board of United Insurance Holdings Corp. (NASDAQ: UIHC) (from September 2008 to March 2012) and as Vice Chairman of the board of privately-held Avalon Risk Management Insurance Agency LLC (from October 2009 to September 2012). Mr. Pratt also served as a member of the board of directors of United Property & Casualty Insurance Company (from September 2008 to March 2012) and as Chairman of the boards of directors for FMG Acquisition Corp. (OTC: FMGQ) (from May 2007 to September 2008) and of privately-held Risk Enterprise Management Limited (from November 2007 to May 2012). Before joining Hales, Mr. Pratt was a Senior Vice President and a member of the management committee of Conning & Company (1992 to 1999), where he helped to raise and invest capital for three Conning Private Equity funds. He began his career at The Chase Manhattan Bank, N.A. in New York. Mr. Pratt obtained a bachelor’s degree from Cornell University and a Master of Management degree from Northwestern University. We believe Mr. Pratt’s qualifications to serve on our board of directors include more than 25 years’ experience in insurance company financial statement analysis and assessment and his experience serving as chairman or vice chairman on the boards of directors of other publicly-traded and privately held insurance enterprises.

Hassan R. Baqar has served as our chief financial officer and secretary since April 2014 and as a director since July 2014. Since January 2011, Mr. Baqar has served as the Vice President of Kingsway America Inc., which is a subsidiary of Kingsway and as Vice President of Kingsway since January 2014. By virtue of a management services agreement between 1347 Advisors LLC, a wholly owned subsidiary of Kingsway, and United Insurance Management, L.C., he has also served as the Chief Financial Officer of United Insurance Holdings Corp, a publicly-held property and casualty insurance holding company. Before joining Kingsway America Inc., Mr. Baqar was appointed Secretary of Kingsway America II Inc. in December 2009 and Director of Finance of KFS Capital LLC in January 2010. Prior to joining the Kingsway team, Mr. Baqar served as the Director of Finance of Itasca Financial LLC, an advisory and investment firm specializing in the insurance industry, from April 2008 to December 2009. His previous experience includes positions held at Kemper Insurance Companies, a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar has served as a member of the board of directors of 1347 Property Insurance Holdings, Inc. since October 2012 and has been a member of the board of directors of Maison Insurance Company and Maison Managers Inc. since October 2012. Mr. Baqar obtained a bachelor’s degree in Accounting and Business Administration from Monmouth College and a Master of Business Administration from Northeastern Illinois University. He also holds a Certified Public Accountant designation. We believe Mr. Baqar’s qualifications to serve on our board of directors include his approximately five years of experience as a finance executive in the insurance industry.

Larry G. Swets, Jr. has served as a member of our board of directors since April 2014 and as chairman of our board of directors since July, 2014. Since July 2010, Mr. Swets has served as the President and Chief Executive Officer and, since September 2013, as a member of the board of directors, of Kingsway. Prior to that, Mr. Swets served as Executive Vice President of Corporate Development for Kingsway from January 2010 to July 2010. Before joining Kingsway, in 2005, Mr. Swets founded Itasca Financial LLC, an advisory and investment firm specializing in the insurance industry from which Mr. Swets separated in December 2009. Prior to his work at Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance (from June 1997 to May 2005). At Kemper Insurance, he also evaluated business units, executed corporate transactions and divestitures, and developed financial projections and analysis for the company during its runoff stage. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets is a member of the board of directors of Kingsway and Atlas Financial Holdings, Inc. He is currently a member of the Young Presidents’ Organization. Mr. Swets has served as a member of the board of directors of 1347 Property Insurance Holdings, Inc. since November 2013. Previously, he served as a member of the board of directors of United Insurance Holdings Corp. from 2008 to March 2012 and Risk Enterprise Management Ltd from November 2007 and May 2012. Mr. Swets obtained a bachelor’s degree from Valparaiso University and a Master’s degree in finance from DePaul University. He also holds the Chartered Financial Analyst designation. We believe Mr. Swet’s qualifications to serve on our board of directors includes his more than ten years of executive management and leadership experience in the insurance industry.

John T. Fitzgerald has served on our board of directors since July 2014. Since June 2002, Mr. Fitzgerald has served as managing partner of Argo Management Partners, or Argo, a private equity investment firm. In that capacity, Mr. Fitzgerald has had significant transactional and operating experience in Argo’s acquired companies, which include consumer products manufacturing, marketing and distribution operations. Since January 2006, Mr. Fitzgerald has also served as Chairman and Chief Executive Officer of Hunter MFG, LLP, a manufacturer and distributor of sports-licensed consumer products. Mr. Fitzgerald has served as a member of the board of directors of Atlas since May 2, 2013 and is a member of Atlas’s audit, compensation, and corporate governance and nominating committees. Since October 2011, Mr. Fitzgerald has also served as the Chairman of Oak Patch Gifts, LLC, a private gift and jewelry manufacturer. Mr. Fitzgerald has also served as a member of the Board of Progressive Bronze Products, LLC, a private manufacturer of metal goods, since December 2008. Mr. Fitzgerald is an MBA graduate of the Kellogg School of Management, Northwestern University, with concentrations in Finance, Accounting, and Strategy. He also holds a Bachelor of Science degree in Finance from DePaul University. We believe Mr. Fitzgerald’s qualifications to serve on our board of directors include his transactional and operating experience in Argo’s acquired companies, his experience serving on the boards of public and private companies, and his executive management experience with Hunter MFG, LLP.

Joshua Horowitz has served on our board of directors since July 2014. Since January 2012, Mr. Horowitz has served as managing director of Palm Ventures LLC, a family office private investment firm. Palm Ventures LLC and its affiliates invest in a wide range of public and private companies. From October 2011 to December 2011, Mr. Horowitz worked as an independent consultant. From September 2010 to September 2011, Mr. Horowitz served as Director of Research of Inverlochy Capital Ltd., a private asset management company. From April 2009 to April 2010, Mr. Horowitz served as managing director of Sapinda GmbH, a private investment holding company. From March 2004 to October 2008, Mr. Horowitz served as Director of Research for Berggruen Holdings, Inc., a family office with over $2 billion in assets under management globally. In these positions, Mr. Horowitz has analyzed and managed investments in hundreds of companies, with an emphasis on insurance and financial firms. Mr. Horowitz is a director of Lincoln General Insurance Company, a private insurance company, and Democracy at Work, a 501(c)(3) non-profit organization. Mr. Horowitz obtained a Bachelor of Science degree in Management from Binghamton University. We believe Mr. Horowitz’s qualifications to serve on our board of directors include his executive management experience with Palm Ventures LLC, his experience with the analysis and management of investments in companies in the insurance sector, and his service on the board of a private insurance company.

Leo Christopher Saenger III has served on our board of directors since July 2014. Mr. Saenger is the President of Reliant Star Capital, Inc., which he founded in February 2005 to focus on small and middle market private equity transactions. Based in New York, Reliant Star Capital, Inc. has consummated investments in industries ranging from computer peripherals to healthcare products and energy distribution. Prior to starting Reliant Star Capital, Inc., Mr. Saenger was a Partner at One Equity Partners, or OEP, a $5 billion private equity fund of J.P. Morgan, where he led investments in a variety of industries including healthcare, business services, aviation services and specialty insurance and oversaw dozens of acquisitions and add-on acquisitions for portfolio companies. During his approximately 10 years with OEP, Mr. Saenger took a leave of absence from April 2000 to February 2001 to work directly under Jamie Dimon, who was the newly-appointed CEO of Bank One, prior to its acquisition by JP Morgan Chase. At Bank One, Mr. Saenger led a five person “skunk works” team that worked on a variety of high-level banking strategic initiatives including technology reviews of various departments, competitive benchmarking, acquisition target analysis, and market research. Mr. Saenger started his career with Continental Illinois Venture Corp., the private equity branch of Continental Bank. Since December 2013, Mr. Saenger has served as a director and on the audit and compensation committees of 1347 Property Insurance Holdings, Inc. He has served as a member of the board of directors (and on the audit committee) of Aphena Pharma Holdings, a private pharmaceutical packaging company, since April 2007 and as a member of the board of directors of the Scarsdale Golf Club, a non-profit organization, since January 2013. Since January 2007, Mr. Saenger has served as a Trustee on the board of trustees of the St. Pius X Church, a 501(c)(3) non-profit organization. Mr. Saenger obtained a Bachelor of Science degree in Economics and Finance from the University of Notre Dame and a Master of Business Administration with a double major in finance and entrepreneurial management from the University of Pennsylvania Wharton School of Business. We believe Mr. Saenger’s qualifications to serve on our board of directors include his management and investment experience leading Reliant Star Capital, Inc. and his experience serving on other boards and board committees across a broad range of industries.

Thomas D. Sargent has served on our board of directors since July 2014. Since September 2000, Mr. Sargent has been Executive Vice President and a Principal of Bradley, Foster & Sargent LLC, or BFS, an asset manager focused on high net worth and institutional clients with $2.6 billion under management. He is Chief Investment Officer and Chairman of the Investment Committee for BFS. From May 1986 to June 2000, Mr. Sargent worked at and rose to become Senior Vice President, an equity owner, and a member of the management committee for Conning & Company, where he managed that firm’s Equity Research, Institutional Sales, and Equity Trading divisions and was cited by Institutional Investor for his research expertise concerning the insurance industry. From May 2007 through September 2008, Mr. Sargent also served as a director of FMG Acquisition Corp (“FMGQ”)., which merged with the parent of United Property & Casualty Insurance Company to form United Insurance Holdings Corp. He holds the Chartered Financial Analyst designation and obtained a Bachelor of Arts degree in History and a Bachelor of Science degree in Economics from Union College and an MBA from Dartmouth College’s Tuck School of Business. We believe that Mr. Sargent’s qualifications to serve on our board of directors include nearly 30 years’ experience in securities research and company analysis (a substantial portion of which was devoted to insurance company financial statement analysis and assessment) and his prior service as a director of FMGQ.

Special Advisors

We may seek guidance and advice from the following special advisors. We have no formal arrangement or agreement with these advisors to provide services to us and they have no obligation (fiduciary or otherwise) to present business opportunities to us. These special advisors will provide advice, introductions to potential targets, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe that with their respective business backgrounds and extensive contacts, these special advisors will be helpful to our search for a target business and our consummation of a Business Combination.

Marty Becker has served as a Special Advisor to our company since April 2014. Mr. Becker currently serves as Chairman of the Board of QBE (QBE.AX), a multi-line property and casualty insurance corporation writing more than $17 billion of premiums on five continents. From 2004 through May 2013, he served first as a director and later as Chairman and CEO of Max Capital Group which later became Alterra (NASDAQ: ALTE) upon its successful merger with Harbor Point Re in 2010. Mr. Becker later guided Alterra in Markel Corporation’s (NYSE:MKL) acquisition of Alterra in 2013, a deal named Insurance Insider’s 2013 Carrier M&A Transaction of the Year. From 2002 through 2005, at the board’s request, he guided Trenwick Group Ltd.’s restructuring and wind-down, which culminated in a regulator-approved run-off plan and a creditor-approved prepackaged Chapter 11 filing from which Trenwick emerged in 2005. From 2001 to 2004, Mr. Becker also served as non-executive Chairman of Hales & Company/Hales Group, a boutique insurance industry investment bank and private equity investor. From 1994 through 2000, he rose to positions of increasing authority at Orion Capital Corp. (NYSE:OC), serving as President and CEO of an Orion subsidiary and later as Chairman and CEO of Orion, where he guided its sale to Royal & SunAlliance in 1999. From 1978 through 1994, he advanced to become President and CEO of McDonough Caperton Insurance Group, the country’s third-largest privately held insurance brokerage company at the time of its sale to Accordia (later Wells Fargo Insurance Services) in 1994. Mr. Becker began his career with Ernst & Young. He earned a Juris Doctor and a Bachelor in Business Sciences from West Virginia University and holds the Certified Public Accountant designation. He has more than 35 years of experience in executive, board, and M&A transaction management. He serves on several corporate and advisory boards in the financial services, media, manufacturing, and not-for-profit sectors.

Richard Booth has served as a Special Advisor to our company since April 2014. Mr. Booth also serves as a senior advisor to Century Capital Management LLC, an investment advisory firm located in Boston, Massachusetts. From July 2009 until his retirement on March 1, 2014, Mr. Booth served as Vice Chairman of Guy Carpenter & Company, LLC, a global reinsurance intermediary and wholly owned subsidiary of Marsh & McLennan Companies, Inc. From June 2008 to March 2009, he served as a corporate officer, and from October 2008 to March 2009, Vice Chairman, Transition Planning and Chief Administrative Officer, of American International Group, Inc. From January 2000 to March 2009, he served as Chairman and a director of HSB Group, Inc. Mr. Booth serves on the boards of Northeast Utilities, Sun Life Financial Inc., The Hanover Insurance Group Inc., and Adamas Pharmaceuticals, Inc. and several private and/or non-profit companies. He is a former member of the Financial Accounting Standards Advisory Council and its Steering Committee. He received B.S. and M.S. degrees from the University of Hartford, holds the Chartered Life Underwriter and Chartered Financial Consultant designations, and is a member of the American Institute of Certified Public Accountants. Mr. Booth has more than 40 years of diversified financial services experience at both the operating company and board levels, where his work has included strategic analysis and advisory, mergers and acquisitions, accounting and reporting, and complex financial transactions.

Andrew Frazier has served as a Special Advisor to our company since April 2014. From 1982 through 2009, Mr. Frazier rose through a succession of increasingly responsible positions at Western World Insurance Group, Inc., one of the leading excess and surplus lines writers and specialty commercial insurers in the U.S., culminating in his appointment to the Board of Directors in 1991 and to the position of President and CEO in 1992. Mr. Frazier retired at the end of 2009 and remains a director of Western World. Prior to joining Western World, he began his career in 1972 in investment management with Schroder Capital Management, Inc., a subsidiary of the British merchant bank J. Henry Schroder & Co. Mr. Frazier’s career has spanned all aspects of insurance underwriting, distribution, investment management, and organizational development. From 1998 to 2012, he served as a member of the Board of Governors of the Property Casualty Insurers Association of America and as a member of the Board of Trustees for the American Institute for Chartered Property Casualty Underwriters; from 1998 to 2004, he was a Director of the National Association of Professional Surplus Lines Offices. Mr. Frazier earned a Bachelor of Arts degree from Johns Hopkins University and a Master of Business Administration degree in Finance from the University of Chicago. Mr. Frazier has more than 40 years’ experience in insurance company executive management, executive training and development, and investment management. He serves on a number of corporate and advisory boards in the financial services, technology, and not-for-profit sectors.

Number and Terms of Office of Officers and Directors

Our board of directors has seven members, four of whom are deemed “independent” under SEC and NASDAQ rules. Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class serving a three-year term. The term of office of the first class of directors, consisting of Hassan R. Baqar and Joshua Horowitz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Thomas D. Sargent, Leo Christopher Saenger III and John T. Fitzgerald, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Gordon G. Pratt and Larry G. Swets, Jr., will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a chairman of the board, vice chairman of the board, chief executive officer, president, chief financial officer, vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Audit Committee

Our audit committee of the board of directors consists of John T. Fitzgerald, Joshua Horowitz and Leo Christopher Saenger III, each of whom is an independent director. Mr. Horowitz serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Leo Christopher Saenger III qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

The members of our compensation committee are Messrs. John T. Fitzgerald, Joshua Horowitz and Leo Christopher Saenger III. Mr. Fitzgerald serves as chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to::

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Fitzgerald, Horowitz, Saenger and Sargent. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement associated with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	Unless we consummate our initial business combination, our officers, directors, insiders and sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

•	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private units. Furthermore, our insiders (and/or their designees) have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of the prospectus associated with our initial public offering. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity (except Kingsway or any of its wholly-owned subsidiaries, to the extent Kingsway has agreed otherwise as described below). Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations (except Kingsway or any of its wholly-owned subsidiaries, to the extent Kingsway has agreed otherwise as described below), he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Gordon Pratt	1347 Capital LLC	Private investment firm	Director
	1347 Property Insurance Holdings, Inc.	Property and casualty insurance holding company	Director
	Atlas Financial Holdings, Inc.	Financial services holding company	Director
	Fund Management Group LLC	Private holding company	Managing Member
Larry Swets	1347 Property Insurance Holdings, Inc.	Property and casualty insurance holding company	Director
	Atlas Financial Holdings, Inc.	Financial services holding company	Director
	Kingsway Financial Services Inc., and its wholly-owned subsidiaries	Property and casualty insurance holding company	Various
	LGIC Holdings LLC	Private holding company	Manager; Director
Hassan Baqar	1347 Property Insurance Holdings, Inc., and its wholly-owned subsidiaries	Property and casualty insurance holding company	Various
	Kingsway Financial Services Inc. and its wholly-owned subsidiaries	Property and casualty insurance holding company	Various
John T. Fitzgerald	Argo Management Partners, LLC	Private equity investment firm	Managing Partner
	Hunter MFG, LLP	Manufacturer and distributor of sports-licensed consumer products	Chairman and Chief Executive Officer
	Atlas Financial Holdings, Inc.	Financial services holding company	Director
	Oak Patch Gifts, LLC	Private gift and jewelry manufacturer	Chairman
	Progressive Bronze Products, LLC	Private manufacturer of metal goods	Director
Joshua Horowitz	Palm Ventures LLC	Private investment firm/family office	Managing Director
	Lincoln General Insurance Company	Private insurance company	Director
Leo Christopher Saenger III	Reliant Star Capital, Inc.	Private investment firm	President
	1347 Property Insurance Holdings, Inc.	Property and casualty insurance holding company	Director
	Aphena Pharma Holdings	Private pharmaceutical packaging company	Director
Thomas D. Sargent	Bradley, Foster & Sargent LLC	Private asset management firm	Various

In order to minimize potential conflicts, or the appearance of conflicts, which may arise from the affiliations which certain of our officers and directors have with Kingsway and its wholly-owned subsidiaries, Kingsway, on behalf of itself and any of its wholly-owned subsidiaries that may consider acquisition opportunities in the insurance sector, has granted us a “right of first refusal” with respect to any opportunity to acquire 50% or more of the outstanding voting securities of any company or business in the insurance sector whose fair market value is at least equal to 80% of the balance of the trust account (less the deferred underwriter’s fees and taxes payable) at such time, which is the minimum size of a target business for our initial business combination. Pursuant to this right of first refusal, we will be entitled to pursue any such potential transaction opportunity unless and until a majority of our independent directors has determined for any reason that we will not pursue such opportunity. If a majority of our independent directors determines that the company will not pursue such opportunity, we will release Kingsway and its wholly-owned subsidiaries from this right of first refusal so that it can explore such opportunity. This right of first refusal will expire upon the earlier of: (1) our consummation of an initial Business Combination and (2) 24 months from the date of the prospectus associated with our initial public offering.

Our insiders, officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial Business Combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the Trust Account with respect to their Insider Shares and Private Units if we are unable to complete our initial Business Combination within the required time frame. If they purchase shares of common stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the Trust Account if we are unable to complete our initial Business Combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial Business Combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will Kingsway, FMG, our sponsor or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our amended and restated certificate of incorporation, such indemnification will not extend to any claims Kingsway and FMG may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described in the prospectus associated with our initial public offering.

Our bylaws also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the Offering through the completion of our initial business combination with a target business, we will pay 1347 Capital LLC, an affiliate of our sponsor, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to Kingsway, FMG, our sponsor or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Item 12. Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock, warrants and rights as of March 10, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, warrants and rights;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stock		Approximate Percentage of Outstanding Shares of Common Stock	Amount and Nature of Beneficial Ownership of Warrants		Approximate Percentage of Outstanding Warrants	Amount and Nature of Beneficial Ownership of Rights		Approximate Percentage of Outstanding Rights
1347 Investors LLC (2)	1,248,000		21.0%	798,000		14.8%	198,000		4.1%
Larry Swets	1,258,000	(3)	21.1%	798,000		14.8%	198,000		4.1%
Hassan Baqar	1,258,000	(3)	21.1%	798,000		14.8%	198,000		4.1%
Gordon Pratt	10,000	(4)	0.2%	-		0%	-		0%
John T. Fitzgerald	10,000	(4)	0.2%	-		0%	-		0%
Joshua Horowitz	10,000	(4)	0.2%	-		0%	-		0%
Leo Christopher Saenger III	10,000	(4)	0.2%	-		0%	-		0%
Thomas D. Sargent	10,000	(4)	0.2%	-		0%	-		0%
All directors and executive officers as a group (7 individuals)	1,318,000		22.2%	798,000		14.8%	198,000		4.1%
Thomas L. Kempner,Jr. & Stephen M. Dowicz c/o Davidson Kempner Capital Management LP. 65 East 55th Street, 19th Floor, New York, New York 10022, USA	370,000	(5)	6.2%	370,000	(5)	6.9%	370,000	(5)	7.7%
Polar Securities Inc. 401 Bay Street, Suite 1900, PO Box 19, Toronto, M5H 2Y4, Canada	400,000	(6)	6.7%	400,000	(6)	7.4%	400,000	(6)	8.3%
Paul J. Glazer c/o Glazer Capital, LLC. 623 5th Ave., Suite 2502, New York, New York 10022, USA	313,000	(7)	5.3%	313,000	(7)	5.8%	313,000	(7)	6.5%

(1)	Unless otherwise indicated, the business address of each of the individuals is 150 Pierce Road, 6th Floor, Itasca, IL 60143.

(2)	Represents one hundred percent of the securities held by 1347 Investors LLC, our sponsor. The managing member of our sponsor is 1347 Capital LLC. Messrs. Swets and Baqar are managers of 1347 Capital LLC and exercise voting and dispsitive control over the securities held by our sponsors. Accordingly, they may be deemed to share benefical ownership of such securities.

(3)	Represents 1,248,000 shares held by 1347 Investors LLC, our sponsor, as well as 10,000 shares held individually by the director.

(4)	Represents 10,000 shares of common stock transferred by 1347 Investors LLC, our sponsor, to each director on February 6, 2015 for a purchase price of $0.0217391 per share.

(5)	Represents (a) 150,093 shares held by Davidson Kempner Partners, (b) 330,561 shares held by Davidson Kempner Institutional Partners, L.P. and (c) 329,346 shares held by Davidson Kempner International Ltd. Messrs. Kempner and Dowicz are responsible for the voting and investment decisions relating to the securities held by these entities as managing members of Davidson Kempner Capital Management LLC, which acts as investment manager to each such entity. Information derived from a Schedule 13G filed on July 24, 2014.

(6)	Represents 400,000 shares held by North Pole Capital Master Fund, a fund for which Polar Securities, Inc. serves as investment advisor. Information derived from Schedule 13G filed on July 25, 2014

(7)	Represents 313,000 shares held by Glazer Capital, LLC, for which Paul J. Glazer serves as managing member. Information derived from Schedule 13G filed on July 28, 2014.

Equity Compensation Plan

As of December 31, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In April 2014, Company’s insiders purchased an aggregate of 1,150,000 Insider Shares. The Insider Shares are identical to the shares of common stock included in the units sold in the Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

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

The Private Units issued in the private placement described above are identical to the Units sold in the offering. However, the holders of Private Units have agreed (A) to vote their common shares included in the Private Units and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to Company’s certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless the Company provides its public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the common shares in the Private Units) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of Company’s certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by public stockholders if the Company does not complete its initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable) and (D) that the common shares included in the Private Units shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, insiders (and/or their designees) have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to) until the completion of the initial Business Combination.

The $15 Exercise Price Sponsor Warrants entitle the holder thereof to purchase one full share of our common stock at an exercise price of $15.00 per share. The $15 Exercise Price Sponsor Warrants will become exercisable on the same timing and with the same provisions as the public warrants and private warrants. However, the $15 Exercise Price Sponsor Warrants will not be exercisable on a “cashless basis” and they will expire seven years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. Additionally, our insiders (and/or their designees) have agreed not to transfer, assign or sell any of the $15 Exercise Price Sponsor Warrants or underlying securities (except to the same permitted transferees as the Insider Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Insider Shares must agree to, each as described above) until the completion of our initial business combination.

In order to meet our working capital needs, our insiders, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. Our stockholders have approved the issuance of the Private Units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial Business Combination. If we do not complete a business combination, the $125,000 loan from our sponsor, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any.

The holders of our Insider Shares, Private Units (and underlying securities) and any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Insider Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Units or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

As of April 17, 2014, our sponsor loaned to us an aggregate of $125,000 to cover expenses related to our Offering. The terms of this loan were amended and restated as of April 18, 2014. The loan is payable without interest no later than the date on which our initial Business Combination is consummated.

1347 Capital LLC, an affiliate of our sponsor, through the earlier of our consummation of our initial Business Combination or our liquidation, will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We pay 1347 Capital LLC $10,000 per month for these services. However, pursuant to the terms of the agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial Business Combination. We believe that the fee charged by 1347 Capital LLC is at least as favorable as we could have obtained from an unaffiliated person.

We have engaged EarlyBirdCapital, the representative of the underwriters in the Offering, to assist us with our initial Business Combination. Pursuant to this arrangement, EarlyBirdCapital will assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’s attributes, introduce us to potential investors that may be interested in purchasing our securities, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and certain public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the total gross proceeds raised in the Offering (exclusive of any applicable finders’ fees which might become payable), less up to 30% of such fee that we may allocate to one or more other advisors that assist us in identifying or consummating an initial Business Combination.

We have sold to EarlyBirdCapital (and/or its designees), for $100, an option to purchase up to a total of 300,000 Units exercisable at $10.00 per unit (or an aggregate exercise price of $3,000,000) commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus associated with our initial public offering. Since the option is not exercisable until at the earliest the consummation of a Business Combination, and the rights will automatically result in the offering of shares of common stock upon consummation of a Business Combination, the option will effectively represent the right to purchase 330,000 shares of common stock (which includes the 30,000 shares of common stock issuable for the rights included in the Units), and 300,000 warrants to purchase 150,000 full shares, for $3,000,000.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to Kingsway, FMG, our sponsor or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the Trust Account and the interest income earned on the amounts held in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial Business Combination.

After our initial Business Combination, members of our management team who remain with us may be paid consulting, board, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial Business Combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

To further minimize conflicts of interest, we have agreed not to consummate our initial Business Combination with an entity that is affiliated with any of our insiders, officers or directors unless we have obtained an opinion from an independent investment banking firm and the approval of a majority of our disinterested and independent directors (if we have any at that time) that the Business Combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will Kingsway, FMG, our sponsor or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial Business Combination (regardless of the type of transaction that it is).

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III and Thomas D. Sargent would each be considered an “independent director” as defined in the NASDAQ listing standards and applicable SEC rules.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Item 14. Principal Accountant Fees and Services

The firm of BDO USA, LLP (“BDO”) acts as our independent registered public accounting firm. The following is a summary of fees paid to BDO for services rendered.

Audit Fees

During the period from April 15, 2014 (inception) through December 31, 2014, the aggregate fee billed by BDO for professional services rendered for the audit of the financial statements of the Company, for the review of Company’s quarterly financial statements, as well as work performed in connection with the Offering were $59,643.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the period from April 15, 2014 (inception) through December 31, 2014.

Tax Fees

During the period from April 15, 2014 (inception) through December 31, 2014, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the period from April 15, 2014 (inception) through December 31, 2014, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Since our audit committee was not formed until the date of the Offering, the audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and pre-approved by our board of directors at that time. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

Item 15. Exhibits and Financial Statement Schedules

a) Documents filed as part of this Report

(1) Financial Statements. See "Index to Financial Statements" in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits. The exhibits listed in the accompanying "Exhibits Index" that follow the signature pages of this report are filed or incorporated by reference as part of this Form 10-K.

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10 day of March 2015.

1347 CAPITAL CORP.

By:	/s/ Gordon G. Pratt
Gordon G. Pratt
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Hassan R. Baqar
Hassan R. Baqar
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of 1347 Capital Corp. hereby constitute and appoint Gordon G. Pratt and Hassan R. Baqar, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gordon G. Pratt
Gordon G. Pratt	Chief Executive Officer & Director	March 10, 2015

/s/ Hassan R. Baqar
Hassan R. Baqar	Chief Financial Officer & Director	March 10, 2015

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr.	Chairman of the Board & Director	March 10, 2015

/s/ John T. Fitzgerald
John T. Fitzgerald	Director	March 10, 2015
/s/ Joshua Horowitz
Joshua Horowitz	Director	March 10, 2015

/s/ Leo Christopher Saenger III
Leo Christopher Saenger III	Director	March 10, 2015

/s/ Thomas D. Sargent
Thomas D. Sargent	Director	March 10, 2015

Exhibits Index

Exhibit				Filing
No.	Description	Included	Form	Date

1.1	Underwriting Agreement, dated July 15, 2014, between 1347 Capital Corp. and EarlyBirdCapital, Inc., as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	21-Jul-14
1.2	Business Combination Marketing Agreement, dated July 15, 2014, between 1347 Capital Corp. and EarlyBirdCapital, Inc.	By Reference	8-K	21-Jul-14
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	21-Jul-14
3.2	Bylaws.	By Reference	S-1/A	30-Jun-14
4.1	Specimen Unit Certificate.	By Reference	S-1/A	30-Jun-14
4.2	Specimen Common Stock Certificate	By Reference	S-1/A	30-Jun-14
4.3	Specimen Right Certificate	By Reference	S-1/A	30-Jun-14
4.4	Specimen Warrant Certificate	By Reference	S-1/A	30-Jun-14
4.5	Warrant Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
4.6	Form of Unit Purchase Option between 1347 Capital Corp. and EarlyBirdCapital, Inc.	By Reference	S-1/A	30-Jun-14
4.7	Rights Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.1	Amended and Restated Promissory Note, dated April 18, 2014, issued to 1347 Investors LLC.	By Reference	S-1	05-May-14
10.2(a)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14
10.2(b)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Kingsway Financial Services Inc.	By Reference	8-K	21-Jul-14

10.2(c)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Fund Management Group LLC.	By Reference	8-K	21-Jul-14
10.2(d)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Gordon G. Pratt.	By Reference	8-K	21-Jul-14
10.2(e)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Hassan R. Baqar.	By Reference	8-K	21-Jul-14
10.2(f)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Larry G. Swets, Jr.	By Reference	8-K	21-Jul-14
10.2(g)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and John T. Fitzgerald.	By Reference	8-K	21-Jul-14
10.2(h)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Joshua Horowitz.	By Reference	8-K	21-Jul-14
10.2(i)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Leo Christopher Saenger III.	By Reference	8-K	21-Jul-14
10.2(j)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Thomas D. Sargent.	By Reference	8-K	21-Jul-14
10.3	Investment Management Trust Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.4	Stock Escrow Agreement, dated July 15, 2014, among 1347 Capital Corp., 1347 Investors LLC and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.5	Registration Rights Agreement, dated July 15, 2014, among 1347 Capital Corp., 1347 Investors LLC and EarlyBirdCapital, Inc.	By Reference	8-K	21-Jul-14
10.6	Securities Purchase Agreement, dated April 17, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	S-1	05-May-14
10.7	Form of Indemnity Agreement.	By Reference	S-1/A	30-Jun-14
10.8	Amended and Restated Administrative Services Agreement, dated April 18, 2014, between 1347 Capital Corp. and 1347 Capital LLC.	By Reference	S-1	05-May-14
10.9	Private Units Purchase Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14

10.10	$15 Exercise Price Sponsor Warrants Purchase Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14
10.11	Form of Right of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1/A	30-Jun-14
14	Form of Code of Ethics.	By Reference	S-1/A	30-Jun-14
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	30-Jun-14
99.2	Form of Compensation Committee Charter	By Reference	S-1/A	30-Jun-14
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

