Form 10-Q
period 2015-03-31
1347 Capital Corp
filed 2015-05-08
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

The number of shares outstanding of the registrant's common stock as of March 31, 2015 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED March 31, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

Condensed Balance Sheet

	March 31, 2015	December 31,
	(Unaudited)	2014
ASSETS
Current assets
Cash	$309,233	$397,387
Prepaid expenses	50,905	72,479
Total assets	$360,138	$469,866

Cash and investments held in trust account	$46,014,732	$46,008,549
Total Assets	$46,374,870	$46,478,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$102,434	$69,854
Note payable to stockholder	125,000	125,000
Total liabilities	$227,434	$194,854

Common Stock subject to possible redemption; 4,099,999 shares at approximately $10 per share	$40,999,990	$40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,848,001 issued and outstanding	185	185
Additional paid-in capital	5,473,141	5,473,141
Deficit accumulated during the development stage	(325,880)	(189,755)
Total stockholders’ equity	$5,147,446	$5,283,571
Total liabilities and stockholders’ equity	$46,374,870	$46,478,415

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Operations

	For the three months ended March 31, 2015	For the period April 15, 2014 (inception) to March 31, 2015
Revenues	$-	$-
Formation costs	-	565
General and administrative costs	142,308	340,047
Operating loss	(142,308)	(340,612)
Other income:
Interest income	6,183	14,732
Net loss	(136,125)	(325,880)
Weighted average common shares outstanding
Basic and diluted	1,848,001	1,648,451

Basic and diluted net loss per share	$(0.07)	$(0.20)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to March 31, 2015

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885	-	25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of
underwriters' discount and offering expenses	4,600,000	460	44,167,756	-	44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980	-	1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(325,880)	(325,880)
Balance at March 31, 2015	1,848,001	$185	$5,473,141	$(325,880)	$5,147,446

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Cash Flows

	For the three months ended March 31, 2015	For the period April 15, 2014 (inception) to March 31, 2015
Cash flows from operating activities
Net loss	$(136,125)	$(325,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	32,580	102,434
Prepaid assets	21,574	(50,905)
Net cash used in operating activities	(81,971)	(274,351)

Cash flows from investing activities
Investment in restricted cash and investments	(6,183)	(46,014,732)
Net cash used in investing activities	(6,183)	(46,014,732)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	25,000
Proceeds from note payable - stockholder	-	125,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	-	44,168,216
Proceeds from private placement of units, including over-allotment	-	1,980,000
Proceeds from private placement of $15 exercise price warrants	-	300,000
Proceeds from sale of underwritter purchase option	-	100
Net Cash provided by financing activities	-	46,598,316
Net increase (decrease) in cash	(88,154)	309,233
Cash at beginning of period	397,387	-
Cash at end of period	$309,233	$309,233

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

At March 31, 2015, the Company had not yet commenced any operations. All activity through March 31, 2015 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share redemption price for common stock will be approximately $10.00. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers engaged and prospective target businesses the Company negotiate with execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of Company’s Public Stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Public Stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

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

Securities held in Trust Account

At March 31, 2015, the assets in the Trust Account were valued at $46,014,732, of which $45,990,310 was invested in United States Treasury Bills and $24,422 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at March 31, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU)  2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted the new standard beginning January 1, 2015, while we continue to provide inception-to-date information in the statement of income, cash flows, and shareholder equity.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $812,131 (or approximately $2.71 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.37% and (3) expected life of five years.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2015 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2015, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding, 4,099,999 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of 1347 Capital Corp. for a purchase price of $0.0217391 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect 1347 Capital Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the Risk Factors section of 1347 Capital Corp's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. References to “we”, “us”, “our” or the “Company” are to 1347 Capital Corp., except where context requires otherwise. The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At March 31, 2015, the Company had not yet commenced any operations nor generated any revenues to date. All activity through March 31, 2015 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

We intend to utilize the cash derived from the proceeds of the Offering and the private placement of the Private Units and $15 Exercise Price Sponsor Warrants, our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. The issuance of additional shares of common stock or preferred stock in our initial Business Combination:

•	May significantly dilute the equity of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

•	May subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•	Will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forward, if any and most likely will also result in the resignation or removal of some or all of our present officers and directors; and

•	May adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our asset if our operating revenue after our initial Business Combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principle and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain additional financing, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purpose and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the trust account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a Business Combination. For the three months ended March 31, 2015, we incurred a net loss of $136,125, which consists primarily of $40,000 for NASDAQ annual listing fee, $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $22,348 incurred for State of Delaware franchise taxes, $16,641 incurred for D&O insurance, $11,375 of audit and review expenses, and other general and admin expenses.

For the period from April 15, 2014 (inception) to March 31, 2015, we incurred a net loss of $325,880, which consists primarily of $85,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $54,333 for NASDAQ listing fee, $47,888 for D&O insurance, $45,100 for legal and professional services, $41,518 of audit and review expenses, $22,348 incurred for State of Delaware franchise taxes, and other general and admin expenses.

Liquidity and Capital Resources

Our cash balance as of March 31, 2015 was $309,233. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of March 31, 2015 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $50,000, will be sufficient to allow us to operate for at least the next 15 months, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay approximately:

•	$103,000 of expenses for the search for target businesses and for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

•	$72,000 of expenses relating to audit, review and our SEC reporting obligations;

•	$155,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 15.5 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$29,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At March 31, 2015, the Company’s cash was held at one financial institution.

Investment Held in Trust

At March 31, 2015, the assets in the Trust Account were valued at $46,014,732, of which $45,990,310 was invested in United States Treasury Bills and $24,422 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at March 31, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU)  2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted the new standard beginning January 1, 2015, while we continue to provide inception-to-date information in the statement of income, cash flows, and shareholder equity.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.. However, in order to finance transaction costs in connection with an intended initial Business Combination, our insiders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. If we do not complete a Business Combination, the $125,000 loan from our sponsor, and any other outstanding loans from our insiders, officers and directors or their affiliates, will be repaid only from amounts remaining outside our Trust Account, if any. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined that, at the time of issuance, the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with ASC 718 – Compensation – Stock Compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2015, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

The registration statement for the Company’s Offering was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. We incurred approximately $1,800,000 in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters and approximately $280,000 of legal expenses.

Simultaneously with the closing of the Offering, 1347 Capital Corp. also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit generating additional proceeds of $180,000. For more information regarding terms of the Private Units refer to Note 6, “Commitments,” to the unaudited interim financial statements.

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

1347 CAPITAL CORP.

Date: May 8, 2015	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: May 8, 2015	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director
(principal financial officer)

