Form 10-Q
period 2015-06-30
1347 Capital Corp
filed 2015-08-12
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

The number of shares outstanding of the registrant's common stock as of June 30, 2015 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

Condensed Balance Sheet

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$218,519	$397,387
Prepaid expenses	29,769	72,479
Total assets	$248,288	$469,866

Cash and investments held in trust account	$46,021,710	$46,008,549
Total Assets	$46,269,998	$46,478,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$68,876	$69,854
Note payable to stockholder	125,000	125,000
Total liabilities	$193,876	$194,854

Common Stock subject to possible redemption; 4,099,999 shares at approximately $10 per share	$40,999,990	$40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,848,001 issued and outstanding	185	185
Additional paid-in capital	5,473,141	5,473,141
Deficit accumulated during the development stage	(397,194)	(189,755)
Total stockholders’ equity	$5,076,132	$5,283,571
Total liabilities and stockholders’ equity	$46,269,998	$46,478,415

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Operations

	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the period April 15, 2014 (inception) to June 30, 2014
Revenues	$-	$-	$-
Formation costs	-	-	565
General and administrative costs	78,292	220,600	77
Operating loss	(78,292)	(220,600)	(642)
Other income (expense):
Interest income	6,978	13,162	-
Net loss	(71,314)	(207,438)	(642)
Weighted average common shares outstanding
Basic and diluted	1,848,001	1,848,001	1,150,000

Basic and diluted net loss per share	$(0.04)	$(0.11)	$(0.00)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to June 30, 2015

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885		25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of
underwriters' discount and offering expenses	4,600,000	460	44,167,756		44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980		1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100		100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(397,194)	(397,194)
Balance at June 30, 2015	1,848,001	$185	$5,473,141	$(397,194)	$5,076,132

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Cash Flows

	For the six months ended June 30, 2015	For the period April 15, 2014 (inception) to June 30, 2014
Cash flows from operating activities
Net loss	$(207,438)	$(642)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	(978)	642
Prepaid assets	42,710	-
Deferred offering cost payable	-	246,407
Net cash used in operating activities	(165,706)	246,407

Cash flows from investing activities
Investment in restricted cash and investments	(13,162)	-
Net cash used in investing activities	(13,162)	-

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	25,000
Proceeds from note payable - stockholder	-	125,000
Deferred costs associated with initial public offering	-	(306,798)
Net Cash provided by financing activities	-	(156,798)
Net increase in cash	(178,868)	89,609
Cash at beginning of period	397,387	-
Cash at end of period	$218,519	$89,609

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

At June 30, 2015, the Company had not yet commenced any operations. All activity through June 30, 2015 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

Securities held in Trust Account

At June 30, 2015, the assets in the Trust Account were valued at $46,021,710, of which $45,997,287 was invested in United States Treasury Bills and $24,423 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at June 30, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU)  2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted the new standard beginning January 1, 2015, while we continue to provide inception-to-date information in the statement of changes in shareholders’ equity.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $826,109 (or approximately $2.76 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.63% and (3) expected life of five years.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2015 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2015, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding, 4,099,999 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of 1347 Capital Corp. for a purchase price of $0.0217391 per share.

Note 8 — Subsequent Events

On July 10, 2015, 1347 Capital received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market.

The Notice states that, under Nasdaq rules, the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

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

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At June 30, 2015, the Company had not yet commenced any operations nor generated any revenues to date. All activity through June 30, 2015 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

We intend to utilize the cash derived from the proceeds of the Offering and the private placement of the Private Units and $15 Exercise Price Sponsor Warrants, our securities, debt or a combination of cash, securities and debt, in effecting our initial Business Combination. The issuance of additional shares of common stock or preferred stock in our initial Business Combination:

·	May significantly dilute the equity of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

·	May subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

·	Will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forward, if any and most likely will also result in the resignation or removal of some or all of our present officers and directors; and

·	May adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

·	default and foreclosure on our asset if our operating revenue after our initial Business Combination are insufficient to pay our debt obligations;

·	acceleration of our obligations to repay the indebtedness even if we have made all principle and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

·	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

·	our inability to obtain additional financing, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

·	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purpose and other disadvantages compared to our competitors who have less debt.

Results of Operations

Our entire activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the trust account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a Business Combination. For the three months ended June 30, 2015, we incurred a net loss of $71,314, which consists primarily of $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $ $16,826 incurred for D&O insurance, $11,250 of audit and review expenses, 8,738 incurred for State of Delaware franchise taxes, and other general and admin expenses.

For the six months ended June 30, 2015, we incurred a net loss of 207,438, which consists primarily of 60,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $40,000 for NASDAQ annual listing fee, $33,466 incurred for D&O insurance, $31,087 incurred for State of Delaware franchise taxes, $22,625 of audit and review expenses, and other general and admin expenses.

For the period from April 15, 2014 (inception) to June 30, 2014, we incurred a net loss of $642, which consists primarily of $565 in formation cost. We incurred offering costs of $306,798 as of June 30, 2014, which was classified as deferred offering cost on the balance sheet as of June 30, 2014..

Liquidity and Capital Resources

Our cash balance as of June 30, 2015 was $218,519. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of June 30, 2015 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $50,000, will be sufficient to allow us to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay approximately:

·	$83,000 of expenses for the search for target businesses and for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

·	$53,000 of expenses relating to audit, review and our SEC reporting obligations;

·	$45,000 of expenses relating to NASDAQ continued listing;

·	$35,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 3.5 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

·	$22,000 of expenses relating to Delaware franchise taxes;

·	$29,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At June 30, 2015, the Company’s cash was held at one financial institution.

Investment Held in Trust

At June 30, 2015, the assets in the Trust Account were valued at $46,021,710, of which $45,997,287 was invested in United States Treasury Bills and $24,423 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at June 30, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (ASU)  2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted the new standard beginning January 1, 2015, while we continue to provide inception-to-date information in the statement of changes in shareholders’ equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2015, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

1347 CAPITAL CORP.

Date: August 12, 2015	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: August 12, 2015	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director (principal financial officer)

