Form 10-Q
period 2015-09-30
1347 Capital Corp
filed 2015-11-12
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36541

1347 CAPITAL CORP.

(Exact name of registrant as specified in its charter)

_________________________

Delaware	46-5399422
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the registrant's common stock as of September 30, 2015 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED September 30, 2015

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$165,805	$397,387
Prepaid expenses	28,801	72,479
Total current assets	$194,606	$469,866

Cash and investments held in trust account	$46,036,454	$46,008,549
Total Assets	$46,231,060	$46,478,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$222,344	$69,854
Note payable to stockholder	125,000	125,000
Total liabilities	$347,344	$194,854

Common Stock subject to possible redemption; 4,099,999 shares at approximately $10 per share	$40,999,990	$40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,848,001 issued and outstanding	185	185
Additional paid-in capital	5,473,141	5,473,141
Deficit accumulated during the development stage	(589,600)	(189,755)
Total stockholders’ equity	$4,883,726	$5,283,571
Total liabilities and stockholders’ equity	$46,231,060	$46,478,415

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statements of Operations

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the period April 15, 2014 (inception) to September 30, 2014
Revenues	$-	$-	$-	$-
Formation costs	-	-	-	565
General and administrative costs	207,151	85,714	427,751	85,790
Operating loss	(207,151)	(85,714)	(427,751)	(86,355)
Other income (expense):
Interest income	14,744	3,198	27,906	3,198
Net loss	(192,407)	(82,516)	(399,845)	(83,157)
Weighted average common shares outstanding
Basic and diluted	1,848,001	1,695,870	1,848,001	1,433,551

Basic and diluted net loss per share	$(0.10)	$(0.05)	$(0.22)	$(0.06)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to September 30, 2015

				Deficit
				Accumulated
	Common	Common	Additional	During the
	Stock	Stock	Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885		25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	4,600,000	460	44,167,756		44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980		1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100		100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(589,600)	(589,600)
Balance at September 30, 2015	1,848,001	$185	$5,473,141	$(589,600)	$4,883,726

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Condensed Statements of Cash Flows

	For the nine months ended September 30, 2015	For the period April 15, 2014 (inception) to September 30, 2014
Cash flows from (for) operating activities
Net loss	$(399,845)	$(83,157)
Adjustments to reconcile net loss to net cash for operating activities:
Change in operating assets and liabilities:
Accounts payable	152,490	55,984
Prepaid assets	43,678	(94,250)
Net cash for operating activities	(203,677)	(121,423)

Cash flows for investing activities
Investment in restricted cash and investments	(27,905)	(46,003,198)
Net cash for investing activities	(27,905)	(46,003,198)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	25,000
Proceeds from note payable - stockholder	-	125,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	-	44,168,216
Proceeds from private placement of units, including over-allotment	-	1,980,000
Proceeds from private placement of $15 exercise price warrants	-	300,000
Proceeds from sale of underwritter purchase option	-	100
Net cash from financing activities	-	46,598,316
Net increase (decrease) in cash	(231,582)	473,695
Cash at beginning of period	397,387	-
Cash at end of period	$165,805	$473,695

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

At September 30, 2015, the Company had not yet commenced any operations. All activity through September 30, 2015 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. Simultaneously with the closing of the Offering, 1347 Capital also consummated a private placement of 180,000 units (“Private Units,”) at $10.00 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In April 2014, Company’s insiders purchased an aggregate of 1,150,000 shares of common stock (the “Insider Shares),” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

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

In connection with any proposed Business Combination, the Company will seek stockholder approval of an initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination. The Company, after signing a definitive agreement for the acquisition of a target business, is required to provide stockholders who acquired common shares in the Offering (“Public Stockholders”) with the opportunity to convert their common shares for a pro rata share of the Trust Account, however, there will be a mechanism to prevent a Public Stockholder from voting, or seeking conversion for more than 20% of the shares sold in the Offering. The insiders shall not be entitled to seek conversion with respect to any Insider Shares nor with respect to any shares of common stock purchased by them in the Offering or in the aftermarket. If the Company is unable to complete its initial Business Combination within 18 months from the date of the Offering (or 24 months from the date of the Offering if the Company has executed a letter of intent or definitive agreement for a Business Combination within 18 months from the date of the Offering but has not completed such Business Combination within the 18-month period), the Company will liquidate and dissolve and distribute its assets in the Trust Account to the Public Stockholders. In such case, each Public Stockholder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay any of its taxes. The holders of Insider Shares and Private Units will not participate in any redemption distribution with respect to their Insider Shares and Private Units, including the common stock included in the Private Units. By virtue of entering into a letter of intent, the Company has extended its deadline for completing a Business Combination to July 15, 2016.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, 1347 Capital Corp., as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Securities held in Trust Account

At September 30, 2015, the assets in the Trust Account were valued at $46,036,454, of which $46,035,634 was invested in United States Treasury Bills and $820 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at September 30, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2015 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2015, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding, 4,099,999 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

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

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At September 30, 2015, the Company had not yet commenced any operations nor generated any revenues to date. All activity through September 30, 2015 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

Results of Operations

Our entire activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a Business Combination. For the three months ended September 30, 2015, we incurred a net loss of $192,407, which consists primarily of $130,193 incurred for legal expenses, $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $11,250 of audit and review expenses, , $8,629 incurred for State of Delaware franchise taxes, $8,468 incurred for D&O insurance, and other general and administrative expenses.

For the three months ended September 30, 2014, we incurred a net loss of $82,516, which consists primarily of $25,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $26,355 of audit and review expenses, $14,237 for D&O insurance, and other general and administrative expenses.

For the nine months ended September 30, 2015, we incurred a net loss of $399,845, which consists primarily of $140,716 incurred for legal expenses, $90,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $45,000 primarily for NASDAQ annual listing fee, $41,935 incurred for D&O insurance, $39,716 incurred for State of Delaware franchise taxes, $33,875 of audit and review expenses, and other general and administrative expenses.

For the period from April 15, 2014 (inception) to September 30, 2014, we incurred a net loss of $83,157, which consists primarily of $26,355 for audit and review expenses, $25,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $14,237 incurred for D&O insurance, and other general and administrative expenses.

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

The Company submitted a plan of compliance to the Nasdaq on August 24, 2015. Based on this submission, Nasdaq has granted the Company until January 6, 2016 to demonstrate that there are at least 300 public holders of the Company’s common stock. In the event the Company is unable to satisfy this requirement, Nasdaq may take further action to delist the Company’s securities.

Liquidity and Capital Resources

Our cash balance as of September 30, 2015 was $165,805. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Insider Shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of September 30, 2015 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, which we anticipate will be approximately $70,000, will be sufficient to allow us to operate for the remainder of the Company’s term, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay approximately:

•	$83,000 of expenses for the search for target businesses and for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination

•	$36,000 of expenses relating to audit, review and our SEC reporting obligations;

•	$40,000 of expenses relating to NASDAQ continued listing;

•	$35,000 for the payment of the administrative fee to 1347 Capital LLC ($10,000 per month for up to 3.5 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$9,000 of expenses relating to Delaware franchise taxes;

•	$19,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At September 30, 2015, the Company’s cash was held at one financial institution.

Investment Held in Trust

At September 30, 2015, the assets in the Trust Account were valued at $46,036,454, of which $46,035,634 was invested in United States Treasury Bills and $820 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at September 30, 2015, 4,099,999 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2015, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 3. Default Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description
No.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema Document

101.CAL	XBRL Extension Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Extension Labels Linkbase Document

101.PRE	XBRL Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1347 CAPITAL CORP.

Date: November 12, 2015	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: November 12, 2015	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director
(principal financial officer)

