Form 10-K
period 2015-12-31
1347 Capital Corp
filed 2016-03-21
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes   ☒ No   ☐

As of June 30, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was $44,850,000 based upon the closing sale price of the common stock as reported by the Nasdaq Capital Market. Solely for purposes of this calculation, the sponsor, all executive officers and directors of the registrant are considered affiliates.

The number of shares of the registrant's Common Stock outstanding as of March 21, 2016 was 5,948,000.

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

Part I

Item 1. Business

Introductions

1347 Capital Corp. (“1347 Capital” or the “Company”) was incorporated in Delaware on April 15, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”). At December 31, 2015, the Company had not yet commenced any operations. All activity through December 31, 2015 relates to the Company’s formation, the Offering described below, and search for an acquisition target.

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

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial Business Combination may delay the completion of a transaction;

•	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial Business Combination;

•	our outstanding rights, warrants and unit purchase options, and the potential future dilution they represent;

•	our obligation to ensure that if we enter into a definitive agreement for a Business Combination in which we will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis (for instance, if the Business Combination would result in each share of common stock outstanding being exchanged for two shares of common stock, each right would result in the holder receiving two-tenths ( 2/10) of a share of common stock upon consummation of such Business Combination);

•	our obligation to pay the fee to EarlyBirdCapital for acting as an investment banker in connection with our initial Business Combination;

•	our obligation to either repay or issue Private Units upon conversion of up to $500,000 of working capital loans that may be made to us by our insiders, officers, directors or their affiliates;

•	our obligation to register the resale of the Insider Shares, as well as the Private Units (and underlying securities) and any shares issued to our insiders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

Item 1A. Risk Factors

The risks and uncertainties described below are those specific to the Company which we currently believe have the potential to be material, but they may not be the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected. Investors are advised to consider these factors along with the other information included in this Annual Report and to review any additional risks discussed in our filings with the SEC.

Risks Associated with Our Business

We are a newly formed company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

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

Our securities are currently listed on Nasdaq. We currently do not meet the 300 public holders requirement for Nasdaq listing, but have been granted approval by Nasdaq to show compliance with this rule by July 7, 2016. Although we expect to meet the listing standards of Nasdaq, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). We cannot assure you that we will be able to continue to meet those Nasdaq’s listing requirements.

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

	Units (TFSCU)		Common Stock (TFSC)		Warrants (TFSCW)		Rights (TFSCR)
	High	Low	High	Low	High	Low	High	Low
Fiscal 2014
Third Quarter	$10.52	$9.91	$9.80	$9.42	$0.30	$0.23	$0.70	$0.32
Fourth Quarter	$10.10	$10.00	$9.65	$9.35	$0.25	$0.20	$0.45	$0.32
Fiscal 2015
First Quarter	$10.50	$9.97	$9.63	$9.40	$0.25	$0.20	$0.39	$0.18
Second Quarter	$10.40	$10.02	$9.85	$9.60	$0.36	$0.21	$0.45	$0.26
Third Quarter	$10.37	$10.10	$9.80	$9.60	$0.34	$0.176	$0.45	$0.32
Fourth Quarter	$10.44	$10.00	$9.85	$9.72	$0.38	$0.14	$0.32	$0.15

The Company received a written notice on July 10, 2015 from the staff of the Listing Qualifications Department (the Staff”) of the NASDAQ Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 300 public holders of its common stock for continued listing on the NASDAQ Capital Market. On August 24, 2015, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule. On August 31, 2015, the Staff granted the Company an extension until January 6, 2016 to regain compliance with the Minimum Public Holders Rule. On January 7, 2016, the Company received a letter from the Staff stating that the Company had failed to demonstrate compliance with the Minimum Public Holders Rule within the required time frame, and that, accordingly, the Staff has determined to initiate procedures to delist the Company’s securities from Nasdaq, unless the Company appeals such determination on or before January 14, 2016. The Company appealed the delisting determination and a hearing was held on February 25, 2016 with Nasdaq Hearings Panel. On March 7, 2016, company received a letter from the Nasdaq granting Company continued listing subject to condition that Company will complete its initial Business Combination by July 07, 2016 and provide evidence by August 7, 2016 that the resulting entity has minimum 300 round lot shareholders.

Holders

As of January 29, 2016 , we have two holders of record of our units, twelve holders of record for our common stock, and one holder of record of each of our rights and warrants. As of, January 29, 2016, we have approximately74, 156, 169 and 149 beneficial owners of our units, common stock, rights and warrants, respectively.

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

Repurchases of Equity Securities

During 2015, we did not repurchase any of our equity securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301c of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. At December 31, 2015, the Company had not yet commenced any operations nor generated any revenues to date. All activity through December 31, 2015 relates to the Company’s formation, its Offering, general corporate matters, and identifying and evaluating prospective acquisition candidates.

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

Results of Operations

Our activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to continue to incur increased expenses in the future as we pursue a Business Combination. For the year ended December 31, 2015, we incurred a net loss of $339,604, which consists primarily of $120,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $52,647 in Delaware franchise taxes, $48,738 for D&O insurance, $45,000 for NASDAQ listing fee, $37,739 in audit and review expenses, $20,828 in transfer agent fee, $16,922 for legal and professional services, and other general and administrative expenses, offset by $51,370 of investment gains.

For the period from April 15, 2014 (inception) until December 31, 2014, we incurred a net loss of $189,755, which consists primarily of $55,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $34,941 for legal and professional services, $31,247 for D&O insurance, $30,143 of audit and review expenses, and other general and administrative expenses.

Liquidity and Capital Resources

Our cash balance as of December 31, 2015 was $119,826. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Insider Shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the Offering and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs during the year ended December 31, 2014, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of December 31, 2015 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $150,000, will be sufficient to allow us to operate for the remainder of the Company’s term, assuming that a Business Combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective Business Combination candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to consummate our initial Business Combination with and structuring, negotiating and consummating the Business Combination. Besides the costs already paid for, we anticipate that we will pay additional approximately:

•	$58,424 of expenses for the search for target businesses and for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

•	$26,500 of expenses relating to audit, review and our SEC reporting obligations;

•	$40,000 of expenses relating to NASDAQ continued listing;

•	$35,000 for the payment of the administrative fee to 1347 Capital LLC ($10,000 per month for up to 3.5 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$12,652 of expenses relating to Delaware franchise taxes;

•	$14,500 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

If we do not complete a Business Combination within 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have entered into a letter of intent or definitive agreement for a Business Combination within 18 months from the closing of our Offering but the Business Combination has not been completed within such 18-month period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2015, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At December 31, 2015, the Company’s cash was held at one financial institution.

Investment Held in Trust

At December 31, 2015, the assets in the Trust Account were valued at $46,059,918, of which $45,909,478 was invested in United States Treasury Bills and $150,440 held as cash.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at December 31, 2015, 4,094,389 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Adopted Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2015, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

1347 CAPITAL CORP.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
1347 Capital Corp.
Itasca, Illinois

We have audited the accompanying balance sheets of 1347 Capital Corp. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and period from April 15, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1347 Capital Corp. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and period from April 15, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, in the event that the Company does not consummate an initial business combination by July 15, 2016, the Company will cease all operations, except for the purpose of winding up, redeem all public shares outstanding and dissolve and liquidate. In addition, the Company has suffered recurring losses from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 21, 2016

1347 Capital Corp.

Balance Sheet

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash	$119,826	$397,387
Prepaid expenses	19,496	72,479
Total current assets	$139,322	$469,866

Cash and investments held in trust account	$46,059,918	$46,008,549
Total Assets	$46,199,240	$46,478,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$130,283	$69,854
Note payable to stockholder	125,000	125,000
Total liabilities	$255,283	$194,854

Common Stock subject to possible redemption; 4,094,389 and 4,099,999 shares at approximately $10 per share as of December 31, 2015 and as of December 31, 2014, respectively	$40,943,890	$40,999,990

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,853,611 and 1,848,001 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	185	185
Additional paid-in capital	5,529,241	5,473,141
Accumulated deficit	(529,359)	(189,755)
Total stockholders’ equity	$5,000,067	$5,283,571
Total liabilities and stockholders’ equity	$46,199,240	$46,478,415

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statement of Operations

	For the year ended December 31, 2015	For the period April 15, 2014 (inception) to December 31, 2014
Revenues	$-	$-
Formation costs	-	565
General and administrative costs	390,974	197,739
Operating loss	(390,974)	(198,304)
Other income (expense):
Interest income	49,749	8,549
Investment realized gain	1,621	-
Net loss	(339,604)	(189,755)
Weighted average common shares outstanding
Basic and diluted	1,848,001	1,579,640

Basic and diluted net loss per share	$(0.18)	$(0.12)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to December 31, 2015

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885		25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	4,600,000	460	44,167,756		44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980		1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100		100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(189,755)	(189,755)
Balance at December 31, 2014	1,848,001	$185	$5,473,141	$(189,755)	$5,283,571
Common shares subject to possible redemption	5,610	-	56,100	-	56,100
Net loss	-	-	-	(339,604)	(339,604)
Balance at December 31, 2015	1,853,611	185	5,529,241	(529,359)	5,000,067

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statement of Cash Flows

	For the year ended December 31, 2015	For the period April 15, 2014 (inception) to December 31, 2014
Cash flows from operating activities
Net loss	$(339,604)	$(189,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	60,429	69,854
Prepaid assets	52,983	(72,479)
Net cash used in operating activities	(226,192)	(192,380)

Cash flows from investing activities
Investment in restricted cash and investments	(51,369)	(46,008,549)
Net cash used in investing activities	(51,369)	(46,008,549)

Cash flows from financing activities
Proceeds from sale of shares of common stock to initial stockholder	-	25,000
Proceeds from note payable - stockholder	-	125,000
Proceeds from sale of units in IPO, including over-allotment, net of offering costs	-	44,168,216
Proceeds from private placement of units, including over-allotment	-	1,980,000
Proceeds from private placement of $15 exercise price warrants	-	300,000
Proceeds from sale of underwritter purchase option	-	100
Net Cash provided by financing activities	-	46,598,316
Net increase in cash	(277,561)	397,387
Cash at beginning of period	397,387	-
Cash at end of period	$119,826	$397,387

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

At December 31, 2015, the Company had not yet commenced any operations. All activity through December 31, 2015 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

If the Company is unable to conclude its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share redemption price for common stock will be approximately $10.00. The placement of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors and service providers engaged and prospective target businesses the Company negotiate with execute agreements waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of Company’s Public Stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of the Public Stockholders. Therefore, the actual per-share redemption price may be less than approximately $10.00

If we do not complete a Business Combination within 18 months from the closing of our Offering (or 24 months from the closing of our Offering if we have entered into a letter of intent or definitive agreement for a Business Combination within 18 months from the closing of our Offering but the Business Combination has not been completed within such 18-month period), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution requirement raises substantial doubt about the Company’s ability to continue as a going concern.

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

Securities held in Trust Account

At December 31, 2015, the assets in the Trust Account were valued at $46,059,918, of which $45,909,478 was invested in United States Treasury Bills maturing on June 23, 2016 and $150,440 held as cash. Due to the short term nature of this investment, the fair value approximates the carrying amounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2015, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at December 31, 2015 4,094,389 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Adopted Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (ASU)  2014-10 which eliminated the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. Upon adoption, entities will no longer present or disclose any information required by Topic 915. We adopted the new standard beginning January 1, 2015.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $ 833,126 (or approximately $2.78 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.76% and (3) expected life of five years.

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

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $1,831,784 (including $1,380,000 in underwriters fees) were charged to stockholders’ equity upon completion of the Offering in 2014.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2015 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2015, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding as of December 31, 2015, 4,094,389 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of 1347 Capital Corp. for a purchase price of $0.0217391 per share.

Note 8 — Subsequent Events

The Company received a written notice on July 10, 2015 from the staff of the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 300 public holders of its common stock for continued listing on the NASDAQ Capital Market. On August 24, 2015, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule. On August 31, 2015, the Staff granted the Company an extension until January 6, 2016 to regain compliance with the Minimum Public Holders Rule. On January 7, 2016, the Company received a letter from the Staff stating that the Company had failed to demonstrate compliance with the Minimum Public Holders Rule within the required time frame, and that, accordingly, the Staff has determined to initiate procedures to delist the Company’s securities from Nasdaq, unless the Company appeals such determination on or before January 14, 2016. The Company appealed the delisting determination and a hearing was held on February 25, 2016 with Nasdaq Hearings Panel. On March 7, 2016, company received a letter from the Nasdaq granting Company continued listing subject to condition that Company will complete its initial Business Combination by July 7, 2016 and provide evidence by August 7, 2016 that the resulting entity has minimum 300 round lot shareholders.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on our management’s assessment, our management believes that we maintained effective internal control over financial reporting as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended December 31, 2015 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gordon G. Pratt	53	President and Chief Executive Officer and Director
Hassan R. Baqar	38	Chief Financial Officer and Secretary and Director
Larry G. Swets, Jr.	41	Director
John T. Fitzgerald	44	Independent Director
Joshua Horowitz	37	Independent Director
Leo Christopher Saenger III	48	Independent Director
Thomas D. Sargent	57	Independent Director

Gordon G. Pratt has served as our president and chief executive officer and director since April 2014 and as vice chairman of our board of directors since July 2014. Since March 2004, Mr. Pratt has been Managing Member of Fund Management Group LLC, a private holding company. From June 2004 to April 2006, he served as the Senior Vice President, Finance of the Willis Group in New York and London. Prior to the Willis Group, he was an equity holder and Managing Director of Hales Capital Advisors LLC (1999 to 2004) and the co-founder and Managing Partner of Distribution Partners Investment Capital L.P., a private equity fund focused on the insurance industry (1999 to 2010). Mr. Pratt was appointed to the board of directors of Atlas Financial Holdings, Inc. (Nasdaq: AFH), or Atlas, in December 2010, and, since January 2011, has served as chairman of the board of directors of Atlas (and on the audit and compensation committees). In addition, Mr. Pratt was appointed to the board of directors of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH), or PIH, in November 2013 and has served as the chairman of PIH’s board since his appointment. Mr. Pratt has been a member of its audit committee since December 2013. He previously served as Vice Chairman of the board of United Insurance Holdings Corp. (Nasdaq: UIHC) (from September 2008 to March 2012) and as Vice Chairman of the board of privately-held Avalon Risk Management Insurance Agency LLC (from October 2009 to October 2012). Mr. Pratt also served as a member of the board of directors of United Property & Casualty Insurance Company (from September 2008 to March 2012) and as Chairman of the boards of directors for FMG Acquisition Corp. (OTC: FMGQ) (from May 2007 to September 2008) and of privately-held Risk Enterprise Management Limited (from November 2007 to May 2012). Before joining Hales, Mr. Pratt was a Senior Vice President and a member of the management committee of Conning & Company (1992 to 1999), where he helped to raise and invest capital for three Conning Private Equity funds. He began his career at The Chase Manhattan Bank, N.A. in New York. Mr. Pratt obtained a bachelor’s degree from Cornell University and a Master of Management degree from Northwestern University. We believe Mr. Pratt’s qualifications to serve on our board of directors include more than 25 years’ experience in insurance company financial statement analysis and assessment and his experience serving as chairman or vice chairman on the boards of directors of other publicly-traded and privately held insurance enterprises.

Hassan R. Baqar has served as our chief financial officer and secretary since April 2014 and as a director since July 2014. Since January 2011, Mr. Baqar has served as the Vice President of Kingsway America Inc., which is a subsidiary of Kingsway Financial Services, Inc. (NYSE: KFS), or Kingsway, and as Vice President of Kingsway since January 2014. By virtue of a management services agreement between 1347 Advisors LLC, a wholly owned subsidiary of Kingsway, and United Insurance Management, L.C., he has also served as the Chief Financial Officer of United Insurance Holdings Corp, a publicly-held property and casualty insurance holding company. Before joining Kingsway America Inc., Mr. Baqar was appointed Secretary of Kingsway America II Inc. in December 2009 and Director of Finance of KFS Capital LLC in January 2010. Prior to joining the Kingsway team, Mr. Baqar served as the Director of Finance of Itasca Financial LLC, an advisory and investment firm specializing in the insurance industry, from April 2008 to December 2009. His previous experience includes positions held at Kemper Insurance Companies, a diversified mutual property-casualty insurance provider, from June 2000 to April 2008, where he most recently served as a senior analyst. Mr. Baqar has previously served as a member of the board of directors of 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH). Mr. Baqar obtained a bachelor’s degree in Accounting and Business Administration from Monmouth College and a Master of Business Administration from Northeastern Illinois University. He also holds a Certified Public Accountant designation. We believe Mr. Baqar’s qualifications to serve on our board of directors include his approximately five years of experience as a finance executive in the insurance industry.

Larry G. Swets, Jr. has served as a member of our board of directors since April 2014 and as chairman of our board of directors since July 2014. Since July 2010, Mr. Swets has served as the President and Chief Executive Officer and, since September 2013, as a member of the board of directors, of Kingsway. Prior to that, Mr. Swets served as Executive Vice President of Corporate Development for Kingsway from January 2010 to July 2010. Before joining Kingsway, in 2005, Mr. Swets founded Itasca Financial LLC, an advisory and investment firm specializing in the insurance industry from which Mr. Swets separated in December 2009. Prior to his work at Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Kemper Insurance (from June 1997 to May 2005). At Kemper Insurance, he also evaluated business units, executed corporate transactions and divestitures, and developed financial projections and analysis for the company during its runoff stage. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets is a member of the board of directors of Kingsway and Atlas Financial Holdings, Inc. He is currently a member of the Young Presidents’ Organization. Mr. Swets has served as a member of the board of directors of 1347 Property Insurance Holdings, Inc. since November 2013. Previously, he served as a member of the board of directors of United Insurance Holdings Corp. from 2008 to March 2012 and Risk Enterprise Management Ltd from November 2007 and May 2012. Mr. Swets obtained a bachelor’s degree from Valparaiso University and a Master’s degree in finance from DePaul University. He also holds the Chartered Financial Analyst designation. We believe Mr. Swets’s qualifications to serve on our board of directors include his more than ten years of executive management and leadership experience in the insurance industry.

John T. Fitzgerald has served on our board of directors since July 2014. Since June 2002, Mr. Fitzgerald has served as managing partner of Argo Management Partners, or Argo, a private equity investment firm. In that capacity, Mr. Fitzgerald has had significant transactional and operating experience in Argo’s acquired companies, which include consumer products manufacturing, marketing and distribution operations. Since January 2006, Mr. Fitzgerald has also served as Chairman and Chief Executive Officer of Hunter MFG, LLP, a manufacturer and distributor of sports-licensed consumer products. Mr. Fitzgerald has served as a member of the board of directors of Atlas Financial Holdings, Inc. since May 2, 2013 and is a member of Atlas’s audit, compensation, and corporate governance and nominating committees. Since October 2011, Mr. Fitzgerald has also served as the Chairman of Oak Patch Gifts, LLC, a private gift and jewelry manufacturer. Mr. Fitzgerald has also served as a member of the Board of Progressive Bronze Products, LLC, a private manufacturer of metal goods, since December 2008. Mr. Fitzgerald is an MBA graduate of the Kellogg School of Management, Northwestern University, with concentrations in Finance, Accounting, and Strategy. He also holds a Bachelor of Science degree in Finance from DePaul University. We believe Mr. Fitzgerald’s qualifications to serve on our board of directors include his transactional and operating experience in Argo’s acquired companies, his experience serving on the boards of public and private companies, and his executive management experience with Hunter MFG, LLP.

Joshua Horowitz has served on our board of directors since July 2014. Since January 2012, Mr. Horowitz has served as managing director of Palm Ventures LLC, a family office private investment firm. Palm Ventures LLC and its affiliates invest in a wide range of public and private companies. From November 2008 to December 2011, Mr. Horowitz worked as an independent consultant for several clients in the US and abroad including a European merchant bank and a North American private asset manager. From March 2004 to October 2008, Mr. Horowitz served as Director of Research for Berggruen Holdings, Inc., a family office with over $2 billion in assets under management globally. In these positions, Mr. Horowitz has analyzed and managed investments in hundreds of companies, with an emphasis on insurance and financial firms. Mr. Horowitz is a director of 1347 Property Insurance Holdings (Nasdaq: PIH), and Democracy at Work, a 501(c)(3) non-profit organization. Mr. Horowitz obtained a Bachelor of Science degree in Management from Binghamton University and completed the Business of Insurance certificate program at St. Johns University. We believe Mr. Horowitz’s qualifications to serve on our board of directors include his executive management experience with Palm Ventures LLC, his experience with the analysis and management of investments in companies in the insurance sector, and his service on the board of both a private and a public insurance company.

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

Thomas D. Sargent has served on our board of directors since July 2014. Since September 2000, Mr. Sargent has been Executive Vice President and a Principal of Bradley, Foster & Sargent LLC, or BFS, an asset manager focused on high net worth and institutional clients with $2.6 billion under management. He is Chief Investment Officer and Chairman of the Investment Committee for BFS. From May 1986 to June 2000, Mr. Sargent worked at and rose to become Senior Vice President, an equity owner, and a member of the management committee for Conning & Company, where he managed that firm’s Equity Research, Institutional Sales, and Equity Trading divisions and was cited by Institutional Investor for his research expertise concerning the insurance industry. From May 2007 through September 2008, Mr. Sargent also served as a director of FMG Acquisition Corp (“FMGQ”), which merged with the parent of United Property & Casualty Insurance Company to form United Insurance Holdings Corp. He holds the Chartered Financial Analyst designation and obtained a Bachelor of Arts degree in History and a Bachelor of Science degree in Economics from Union College and an MBA from Dartmouth College’s Tuck School of Business. We believe that Mr. Sargent’s qualifications to serve on our board of directors include nearly 30 years’ experience in securities research and company analysis (a substantial portion of which was devoted to insurance company financial statement analysis and assessment) and his prior service as a director of FMGQ.

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

Number and Terms of Office of Officers and Directors

Our board of directors has seven members, four of whom are deemed “independent” under SEC and NASDAQ rules. Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class serving a three-year term. The term of office of the first class of directors, consisting of Hassan R. Baqar and Joshua Horowitz expired at our first annual meeting of stockholders held on December 23, 2015. Both, Messer Baqar & Horowitz were reelected, their term will expire in 2018. The term of office of the second class of directors, consisting of Thomas D. Sargent, Leo Christopher Saenger III and John T. Fitzgerald, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Gordon G. Pratt and Larry G. Swets, Jr., will expire at our third annual meeting of stockholders..

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

Compensation Committee

The members of our compensation committee are Messrs. John T. Fitzgerald, Joshua Horowitz and Leo Christopher Saenger III. Mr. Fitzgerald serves as chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2015, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial Business Combination and (2) 24 months from the date of the prospectus associated with our initial public offering. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity (except Kingsway or any of its wholly-owned subsidiaries, to the extent Kingsway has agreed otherwise as described below). Accordingly, if any of them becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations (except Kingsway or any of its wholly-owned subsidiaries, to the extent Kingsway has agreed otherwise as described below), he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our Business Combination.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation

Gordon G. Pratt	1347 Capital LLC	Private investment firm	Director

	1347 Property Insurance	Property and casualty insurance	Director
	Holdings, Inc.	holding company

	Atlas Financial Holdings, Inc.	Financial services holding company	Chaiman of Board
of Diretors

	Fund Management Group LLC	Private holding company	Managing Member

Larry G. Swets Jr.	1347 Property Insurance	Property and casualty insurance	Director
	Holdings, Inc.	holding company

	Atlas Financial Holdings, Inc.	Financial services holding company	Director

	Kingsway Financial Services	Property and casualty insurance	Various
	Inc., and its wholly-owned	holding company
subsidiaries

	LGIC Holdings LLC	Private holding company	Manager; Director

Hassan R. Baqar	Kingsway Financial Services	Property and casualty insurance	Various
	Inc. and its wholly-owned	holding company
subsidiaries

John T. Fitzgerald	Argo Management Partners, LLC	Private equity investment firm	Managing Partner

	Hunter MFG, LLP	Manufacturer and distributor of	Chairman and Chief
		sports-licensed consumer products	Executive Officer

	Atlas Financial Holdings, Inc.	Financial services holding company	Director

	Oak Patch Gifts, LLC	Private gift and	Chairman
jewelry manufacturer

	Progressive Bronze Products, LLC	Private manufacturer of metal goods	Director
private investment firm/family office

Joshua Horowitz	Palm Ventures LLC	Private investment firm/family	Managing Director
office
	Lincoln General Insurance Company	Private insurance company	Director

	1347 Property Insurance	Property and casualty insurance	Director
	Holdings, Inc.	holding company

Leo Christopher Saenger III	Reliant Star Capital, Inc.	Private investment firm	Director

	Aphena Pharma Holdings	Private pharmaceutical packaging	Director
company
	1347 Property Insurance	Property and casualty insurance	Director
	Holdings, Inc	holding company

Thomas D. Sargent	Bradley, Foster & Sargent LLC	Private asset management firm	Various

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

Item 12. Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of common stock, warrants and rights as of March 14, 2016 by:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership of Common Stocks		Approximate Percentage of Outstanding Shares of Common Stock	Amount and Nature of Beneficial Ownership of Warrants		Approximate Percentage of Outstanding Warrants	Amount and Nature of Beneficial Ownership of Rights		Approximate Percentage of Outstanding Rights
1347 Investors LLC (2)	1,248,000		21.0%	798,000		14.8%	198,000		4.1%
Larry Swets	1,258,000	(3)	21.1%	798,000		14.8%	198,000		4.1%
Hassan Baqar	1,258,000	(3)	21.1%	798,000		14.8%	198,000		4.1%
Gordon Pratt	10,000		0.2%	-		0%	-		0%
John T. Fitzgerald	10,000		0.2%	-		0%	-		0%
Joshua Horowitz	10,000		0.2%	-		0%	-		0%
Leo Christopher Saenger III	10,000		0.2%	-		0%	-		0%
Thomas D. Sargent	10,000		0.2%	-		0%	-		0%
All directors and executive officers as a group (7 individuals)	1,318,000		22.2%	798,000		14.8%	198,000		4.1%
Thomas L. Kempner,Jr. & Stephen M. Dowicz c/o Davidson Kempner Capital Management LP. 65 East 55th Street, 19th Floor, New York, New York 10022, USA	370,000	(4)	6.2%	370,000	(4)	6.9%	370,000	(4)	7.7%
Polar Asset Management Partners Inc. 401 Bay Street, Suite 1900, PO Box 19, Toronto, M5H 2Y4, Canada	556,166	(5)	9.4%	556,166	(5)	10.3%	556,166	(5)	11.6%
Castle Creek Arbitrage, LLC, 227 West Monroe Street, Suite 3550 Chicago, IL 60606	350,000	(6)	5.9%	350,000	(6)	6.5%	350,000	(6)	7.3%
AQR Capital Management, LLC, Two Greenwich Plaza, Greenwich, CT 06830	450,450	(7)	7.6%	-		-	-		-
Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, NY 10017	300,000	(8)	5.0%	-		-	-		-

(1)	Unless otherwise indicated, the business address of each of the individuals is 150 Pierce Road, 6th Floor, Itasca, IL 60143.

(2)	Represents one hundred percent of the securities held by 1347 Investors LLC, our sponsor. The managing member of our sponsor is 1347 Capital LLC. Messrs. Swets and Baqar are managers of 1347 Capital LLC and exercise voting and dispsitive control over the securities held by our sponsors. Accordingly, they may be deemed to share benefical ownership of such securities.

(3)	Represents securities held by 1347 Investors LLC, our sponsor, as well as insider shares held individually by the director.

(4)	Represents (a) 70,226 shares held by Davidson Kempner Partners, (b) 155,400 shares held by Davidson Kempner Institutional Partners, L.P. and (c) 144,374 shares held by Davidson Kempner International Ltd. Messrs. Kempner and Dowicz are responsible for the voting and investment decisions relating to the securities held by these entities as managing members of Davidson Kempner Capital Management LLC, which acts as investment manager to each such entity. Information derived from a Schedule 13G filed on July 24, 2014.

(5)	Represents 556,166 shares held by Polar Multi Strategy Master Fund, a fund for which Polar Asset Management Partners Inc. serves as investment advisor. Information derived from Schedule 13G/A filed on February 2, 2016

(6)	Represents 350,000 shares held by Castle Creek Arbitrage, LLC, a registered investment advisor. Allan Weine, by virtue of his position with and ownership of Castle Creek Arbitrage, LLC, may be deemed a beneficial owner of these shares. Information derived from Schedule 13G filed on February 12, 2016

(7)	Represents shares held by AQR Diversified Arbitrage fund, an open-end registered investment company for which AQR Capital Management, LLC serves as the investment manager. Information derived from Schedule 13G filed on February 16, 2016.

(8)	Represents 300,000 shares held by certain private-pooled investment vehicles for which Fir Tree Inc. serves as the investment manager. Information derived from Schedule 13G filed on February 17, 2015.

Equity Compensation Plan

As of December 31, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Audit Fees

For the year ended December 31, 2015, the aggregate fee billed by BDO for professional services rendered for the audit of the financial statements of the Company and for the review of Company’s quarterly financial statements were $37,739. During the period from April 15, 2014 (inception) through December 31, 2014, the aggregate fee billed by BDO for professional services rendered for the audit of the financial statements of the Company, for the review of Company’s quarterly financial statements, as well as work performed in connection with the Offering were $59,643.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the year ended December 31, 2015 and for the period from April 15, 2014 (inception) through December 31, 2014.

Tax Fees

During the year ended December 31, 2015 and for the period from April 15, 2014 (inception) through December 31, 2014, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the year ended December 31, 2015 and for the period from April 15, 2014 (inception) through December 31, 2014, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

Our audit committee has established a policy governing our use of the services of our independent registered public accounting firm. Under the policy, our audit committee is required to pre-approve all audit and non-audit services performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence.

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

(b) Exhibits. Included in Item 15(a)(3) above

(c) Financial Statement Schedules. Included in Item 15(a)(2) above

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21 day of March 2016.

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

Name	Title	Date

/s/ Gordon G. Pratt
Gordon G. Pratt	Chief Executive Officer &Director	March 21, 2016

/s/ Hassan R. Baqar
Hassan R. Baqar	Chief Financial Officer & Director	March 21, 2016

/s/ Larry G. Swets, Jr.
Larry G. Swets, Jr.	Chairman of the Board & Director	March 21, 2016

/s/ John T. Fitzgerald
John T. Fitzgerald	Director	March 21, 2016

/s/ Joshua Horowitz
Joshua Horowitz	Director	March 21, 2016

/s/ Leo Christopher Saenger III
Leo Christopher Saenger III	Director	March 21, 2016

/s/ Thomas D. Sargent
Thomas D. Sargent	Director	March 21, 2016

Exhibits Index

Exhibit No.	Description	Included	Form	Filing Date
1.1	Underwriting Agreement, dated July 15, 2014, between 1347 Capital Corp. and EarlyBirdCapital, Inc., as representative of the underwriters named on Schedule A thereto.	By Reference	8-K	21-Jul-14
1.2	Business Combination Marketing Agreement, dated July 15, 2014, between 1347 Capital Corp. and EarlyBirdCapital, Inc.	By Reference	8-K	21-Jul-14
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	21-Jul-14
3.2	Bylaws.	By Reference	S-1/A	30-Jun-14
4.1	Specimen Unit Certificate.	By Reference	S-1/A	30-Jun-14
4.2	Specimen Common Stock Certificate	By Reference	S-1/A	30-Jun-14
4.3	Specimen Right Certificate	By Reference	S-1/A	30-Jun-14
4.4	Specimen Warrant Certificate	By Reference	S-1/A	30-Jun-14
4.5	Warrant Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
4.6	Form of Unit Purchase Option between 1347 Capital Corp. and EarlyBirdCapital, Inc.	By Reference	S-1/A	30-Jun-14
4.7	Rights Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.1	Amended and Restated Promissory Note, dated April 18, 2014, issued to 1347 Investors LLC.	By Reference	S-1	05-May-14
10.2(a)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14
10.2(b)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Kingsway Financial Services Inc.	By Reference	8-K	21-Jul-14
10.2(c)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Fund Management Group LLC.	By Reference	8-K	21-Jul-14
10.2(d)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Gordon G. Pratt.	By Reference	8-K	21-Jul-14
10.2(e)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Hassan R. Baqar.	By Reference	8-K	21-Jul-14
10.2(f)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Larry G. Swets, Jr.	By Reference	8-K	21-Jul-14
10.2(g)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and John T. Fitzgerald.	By Reference	8-K	21-Jul-14
10.2(h)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Joshua Horowitz.	By Reference	8-K	21-Jul-14

10.2(i)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Leo Christopher Saenger III.	By Reference	8-K	21-Jul-14
10.2(j)	Letter Agreement, dated July 15, 2014, between 1347 Capital Corp. and Thomas D. Sargent.	By Reference	8-K	21-Jul-14
10.3	Investment Management Trust Agreement, dated July 15, 2014, between 1347 Capital Corp. and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.4	Stock Escrow Agreement, dated July 15, 2014, among 1347 Capital Corp., 1347 Investors LLC and Continental Stock Transfer & Trust Company.	By Reference	8-K	21-Jul-14
10.5	Registration Rights Agreement, dated July 15, 2014, among 1347 Capital Corp., 1347 Investors LLC and EarlyBirdCapital, Inc.	By Reference	8-K	21-Jul-14
10.6	Securities Purchase Agreement, dated April 17, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	S-1	05-May-14
10.7	Form of Indemnity Agreement.	By Reference	S-1/A	30-Jun-14
10.8	Amended and Restated Administrative Services Agreement, dated April 18, 2014, between 1347 Capital Corp. and 1347 Capital LLC.	By Reference	S-1	05-May-14
10.9	Private Units Purchase Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14
10.10	$15 Exercise Price Sponsor Warrants Purchase Agreement, dated July 15, 2014, between 1347 Capital Corp. and 1347 Investors LLC.	By Reference	8-K	21-Jul-14
10.11	Form of Right of First Refusal and Corporate Opportunities Agreement.	By Reference	S-1/A	30-Jun-14
14	Form of Code of Ethics.	By Reference	S-1/A	30-Jun-14
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
99.1	Form of Audit Committee Charter.	By Reference	S-1/A	30-Jun-14
99.2	Form of Compensation Committee Charter	By Reference	S-1/A	30-Jun-14
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

