Form 10-Q
period 2016-03-31
1347 Capital Corp
filed 2016-05-09
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant's common stock as of March 31, 2016 was 5,948,000.

1347 CAPITAL CORP.

Form 10-Q FOR THE QUARTER ENDED March 31, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

1347 Capital Corp.

Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$78,804	$119,826
Prepaid expenses	10,265	19,496
Total current assets	$89,069	$139,322

Cash and investments held in trust account	$46,050,791	$46,059,918
Total Assets	$46,139,860	$46,199,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$455,550	$130,283
Note payable to stockholder	125,000	125,000
Total liabilities	$580,550	$255,283

Common Stock subject to possible redemption; 4,055,919 and 4,094,389 shares at approximately $10 per share as of March 31, 2016 and as of December 31, 2015, respectively	$40,559,190	$40,943,890

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,892,081 and 1,848,001 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	189	185
Additional paid-in capital	5,913,936	5,529,241
Accumulated deficit during the development stage	(914,005)	(529,359)
Total stockholders’ equity	$5,000,120	$5,000,067
Total liabilities and stockholders’ equity	$46,139,860	$46,199,240

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statements of Operations

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues	$-	$-
General and administrative costs	430,243	142,308
Operating loss	(430,243)	(142,308)
Other income (expense):
Interest income	47,097	6,183
Income tax expense	(1,500)	-
Net loss	(384,646)	(136,125)
Weighted average common shares outstanding
Basic and diluted	1,853,611	1,848,001

Basic and diluted net loss per share	$(0.21)	$(0.07)

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to March 31, 2016

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885		25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	4,600,000	460	44,167,756		44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980		1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000		300,000
Issuance of underwriter purchase option	-	-	100		100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)		(40,999,990)
Net loss	-	-	-	(189,755)	(189,755)
Balance at December 31, 2014	1,848,001	$185	$5,473,141	$(189,755)	$5,283,571
Common shares subject to possible redemption	5,610	-	56,100	-	56,100
Net loss	-	-	-	(339,604)	(339,604)
Balance at December 31, 2015	1,853,611	$185	$5,529,241	$(529,359)	$5,000,067
Common shares subject to possible redemption	38,470	4	384,695	-	384,699
Net loss	-	-	-	(384,646)	(384,646)
Balance at March 31, 2016	1,892,081	$189	$5,913,936	$(914,005)	$5,000,120

The Accompanying Notes are an Integral Part of these Financial Statements

1347 Capital Corp.

Statements of Cash Flows

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities
Net loss	$(384,646)	$(136,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	325,267	32,580
Prepaid assets	9,230	21,574
Net cash used in operating activities	(50,149)	(81,971)

Cash flows from investing activities
Investment in restricted cash and investments	9,127	(6,183)
Net cash from (used in) investing activities	9,127	(6,183)

Net decrease in cash	(41,022)	(88,154)
Cash at beginning of period	119,826	397,387
Cash at end of period	$78,804	$309,233

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

At March 31, 2016, the Company had not yet commenced any operations. All activity through March 31, 2016 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

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

As more fully described in Note 8 — “Proposed Business Combination,” on March 23, 2016 Company entered into an Agreement and Plan of Merger by and among the Company and Limbach Holdings LLC and FdG HVAC LLC, a Delaware limited liability company, providing for the merger of a newly formed subsidiary of the Company with and into Limbach Holdings LLC, with Limbach Holdings LLC surviving the merger as a wholly-owned subsidiary of the Company.

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

Securities held in Trust Account

At March 31, 2016, the assets in the Trust Account were valued at $46,050,791, of which $45,956,570 was invested in United States Treasury Bills and $94,221 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at March 31, 2016, 4,055,919 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $803,567 (or approximately $2.68 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.21% and (3) expected life of five years.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2016 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2016, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding as of March 31, 2016, 4,055,919 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of 1347 Capital Corp. for a purchase price of $0.0217391 per share.

Note 8 — Proposed Business Combination

On March 23, 2016, 1347 Capital Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and Limbach Holdings LLC (“Limbach”) and FdG HVAC LLC, a Delaware limited liability company (“FdG”), providing for the merger of a newly formed subsidiary of the Company (“Merger Sub”) with and into Limbach, with Limbach surviving the merger as a wholly-owned subsidiary of the Company. The transactions contemplated by the Merger Agreement are collectively referred to as the “Proposed Business Combination.”

On March 25, 2016, the Company entered into a Voting and Lockup Agreement (“Voting Agreement”) with FdG, which owns approximately 80% of the outstanding membership interests of Limbach, pursuant to which, among other things, FdG has agreed to vote its Limbach membership interests in favor of approval of the Merger Agreement and the transactions contemplated thereby.

Concurrently with the signing of the Merger Agreement, the Company and Limbach’s current chief executive officer, Charles A. Bacon, III, entered into an Employment Agreement (the “Employment Agreement”), providing for employment of Mr. Bacon as the chief executive officer of the Company following the Business Combination. The aggregate consideration to be paid by the Company to the holders of membership interests and holders of options to acquire membership interests of Limbach will be an aggregate of $60 million, comprised of (a) between $35 million and $45 million in cash (the “Cash Consideration”), (b) between 1.5 million and 2.5 million shares of the Company’s common stock, par value $0.0001 per share (“Merger Shares”), and (c) up to 666,667 warrants to purchase one share of the Company’s common stock at an exercise price of $12.50 (“Merger Warrants”). The amount of Cash Consideration to be paid, number of Merger Shares to be issued and number of Merger Warrants to be issued (if any) to the holders of the outstanding membership interests and holders of options to acquire membership interests of Limbach will be based upon the amount of cash remaining in the Trust Account holding the proceeds of the Company’s initial public offering after giving effect to any redemptions of the Company’s shares of common stock in connection with the stockholder vote to approve the Proposed Business Combination.

All options to purchase membership interests of Limbach then outstanding will be settled for a mixture of the Cash Consideration, Merger Shares and Merger Warrants, if any. Limbach optionholders may elect to be substantially cashed-out (the “Cash-out Optionholders”) or participate pro rata with the holders of Limbach membership interests to the extent of the implied value of the membership interests underlying the options (the “Participating Optionholders”). Options held by Cash-out Optionholders will be converted into the right to receive (a) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less $1,000, and (b) 100 Merger Shares, each with a nominal value of $10.00 per share. Options held by Participating Optionholders will be converted into the right to receive (x) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (y) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less the aggregate nominal value of Merger Shares issued to such Participating Optionholder (provided that such amount shall not be negative), and (z) a pro rata share of the Merger Warrants, if any.

All outstanding membership interests of Limbach then outstanding will be converted into the right to receive (a) a pro rata share of the Cash Consideration remaining after subtracting the cash amounts paid to the Cash-out Optionholders and the Participating Optionholders, (b) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, and (c) a pro rata share of the Merger Warrants.

The Merger Agreement provides that the Company will file a registration statement on Form S-4 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) registering the Merger Shares under the Securities Act of 1933, as amended (the “Securities Act”). The first 1.5 million Merger Shares issued to the Limbach equityholders will be subject to certain restrictions on transfer for a period of time following the closing of the Merger, which are described in greater detail in the Merger Agreement.

In addition, the Company has agreed to issue and sell to 1347 Investors LLC (“Sponsor”), its affiliates or other investors identified by the Sponsor, up to $10 million of shares of the Company’s Class A Preferred Stock (“Preferred Stock”) in the event that redemptions of shares of the Company’s common stock in connection with the stockholder vote to approve the Proposed Business Combination reduce the funds held in the Trust Account to less than $42.9 million.

The Preferred Stock will be mandatorily redeemable at par on the six-year anniversary of the date of issuance, will pay a cumulative dividend at a rate of 8% per annum for each of the three years following issuance, 10% per annum for each of the following two years, and 12% per annum thereafter, payable in equal installments, and will have a liquidation preference of $25.00 per share. Each share of Preferred Stock will be convertible at the holder’s election at any time after issuance into 2.00 shares of the Company’s common stock, par value $0.0001 per share, representing a conversion price of $12.50 per share.

With respect to the payment of dividends and the distribution of the Company’s assets upon liquidation, dissolution or winding up, the Preferred Stock will rank senior to all other classes and series of the Company’s capital stock outstanding as of the date of issuance of the Preferred Stock, and junior to all of the Company’s future indebtedness and any equity securities that the Company may issue that by their terms rank senior to the Preferred Stock. The Company may not issue any other shares of capital stock that rank senior or pari passu to the Preferred Stock while the Preferred Stock is outstanding, unless 30% of the proceeds from such issuance is used to redeem the Preferred Stock.

Consummation of the Merger Agreement is subject to customary conditions of the respective parties, including receipt of consents of applicable third parties and governmental authorities and required stockholder approvals, including the approval of the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation.

In addition, consummation of the Merger Agreement is subject to other closing conditions, including, among others: (i) that the Registration Statement shall have been declared effective by the SEC; (ii) that there has been no material adverse effect on Limbach’s business or prospects; (iii) that the amount available to be released to the Company from the Trust Account will be no less than $20 million; (iv) that the Company or its affiliates will have debt financing from one or more sources of at least $65 million, in the aggregate, with no less than $40 million funded at the closing of the Merger; and (v) the Employment Agreement and Voting Agreement shall be in full force and effect.

Note 9 — Subsequent event

The Registration Statement was filed by the Company on April 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect 1347 Capital Corp. management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the Risk Factors section of 1347 Capital Corp's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. References to “we”, “us”, “our” or the “Company” are to 1347 Capital Corp., except where context requires otherwise. The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At March 31, 2016, the Company had not yet commenced any operations nor generated any revenues to date. All activity through March 31, 2016 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, identifying and evaluating prospective acquisition candidates, and pursuing a business combination with Limbach Holdings LLC.

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

Results of Operations

Our entire activity since inception up to the closing of our Offering on July 21, 2014 was in preparation for that event. Since the Offering, our activity has been limited to the evaluation of the Business Combination candidates, and we will not be generating any operating revenue until the closing and completion of our initial Business Combination. We have generated a small amount of non-operating income in the form of interest income on the funds invested in the Trust Account. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). Our expenses have increased as a result of being a public company (for financial reporting, accounting and auditing compliance). We expect to incur increased expenses in the future as we pursue a Business Combination. For the three months ended March 31, 2016, we incurred a net loss of $384,646, which consists primarily of $314,927 for legal fee, $50,000 incurred for NASDAQ listing, $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $7,525 for State of Delaware franchise tax estimate, $7,500 of audit and review expenses, $6,730 incurred for D&O insurance, $5,996 for trust account and transfer agent fee and other general and administrative expenses, mitigated partially by $47,097 of the interest income.

For the three months ended March 31, 2015 we incurred a net loss of $136,125, which consists primarily of $40,000 for NASDAQ annual listing fee, $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $22,348 incurred for State of Delaware franchise taxes, $16,641 incurred for D&O insurance, $11,375 of audit and review expenses, and other general and admin expenses.

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

Liquidity and Capital Resources

Our cash balance as of March 31, 2016 was $78,804. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Insider Shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs during the year ended December 31, 2014, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of March 31, 2016 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements, which we anticipate will be approximately $94,000, will be sufficient to allow us to operate for the remainder of the Company’s term, assuming that a Business Combination is not consummated during that time. Besides the costs already paid for, we anticipate that we will pay approximately:

•	$50,785 of expenses for the legal, and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial Business Combination;

•	$9,500, of expenses relating to audit, review and our SEC reporting obligations;

•	$35,000 for the payment of the administrative fee to 1347 Capital LLC (of $10,000 per month for up to 3.5 months), subject to Company’s assessment of its working capital requirements and Audit Committee approval;

•	$7,525 of expenses relating to Delaware franchise taxes;

•	$13,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2016, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At March 31, 2016, the Company’s cash was held at one financial institution.

Investment Held in Trust

At March 31, 2016, the assets in the Trust Account were valued at $46,050,791, of which $45,956,570 was invested in United States Treasury Bills and $94,221 held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at March 31, 2016, 4,055,919 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Proposed Business Combination

On March 23, 2016, 1347 Capital Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and Limbach Holdings LLC (“Limbach”) and FdG HVAC LLC, a Delaware limited liability company (“FdG”), providing for the merger of a newly formed subsidiary of the Company (“Merger Sub”) with and into Limbach, with Limbach surviving the merger as a wholly-owned subsidiary of the Company. The transactions contemplated by the Merger Agreement are collectively referred to as the “Proposed Business Combination.”

On March 25, 2016, the Company entered into a Voting and Lockup Agreement (“Voting Agreement”) with FdG, which owns approximately 80% of the outstanding membership interests of Limbach, pursuant to which, among other things, FdG has agreed to vote its Limbach membership interests in favor of approval of the Merger Agreement and the transactions contemplated thereby.

Concurrently with the signing of the Merger Agreement, the Company and Limbach’s current chief executive officer, Charles A. Bacon, III, entered into an Employment Agreement (the “Employment Agreement”), providing for employment of Mr. Bacon as the chief executive officer of the Company following the Business Combination. The aggregate consideration to be paid by the Company to the holders of membership interests and holders of options to acquire membership interests of Limbach will be an aggregate of $60 million, comprised of (a) between $35 million and $45 million in cash (the “Cash Consideration”), (b) between 1.5 million and 2.5 million shares of the Company’s common stock, par value $0.0001 per share (“Merger Shares”), and (c) up to 666,667 warrants to purchase one share of the Company’s common stock at an exercise price of $12.50 (“Merger Warrants”). The amount of Cash Consideration to be paid, number of Merger Shares to be issued and number of Merger Warrants to be issued (if any) to the holders of the outstanding membership interests and holders of options to acquire membership interests of Limbach will be based upon the amount of cash remaining in the Trust Account holding the proceeds of the Company’s initial public offering after giving effect to any redemptions of the Company’s shares of common stock in connection with the stockholder vote to approve the Proposed Business Combination.

All options to purchase membership interests of Limbach then outstanding will be settled for a mixture of the Cash Consideration, Merger Shares and Merger Warrants, if any. Limbach optionholders may elect to be substantially cashed-out (the “Cash-out Optionholders”) or participate pro rata with the holders of Limbach membership interests to the extent of the implied value of the membership interests underlying the options (the “Participating Optionholders”). Options held by Cash-out Optionholders will be converted into the right to receive (a) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less $1,000, and (b) 100 Merger Shares, each with a nominal value of $10.00 per share. Options held by Participating Optionholders will be converted into the right to receive (x) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (y) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less the aggregate nominal value of Merger Shares issued to such Participating Optionholder (provided that such amount shall not be negative), and (z) a pro rata share of the Merger Warrants, if any.

All outstanding membership interests of Limbach then outstanding will be converted into the right to receive (a) a pro rata share of the Cash Consideration remaining after subtracting the cash amounts paid to the Cash-out Optionholders and the Participating Optionholders, (b) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, and (c) a pro rata share of the Merger Warrants.

The Merger Agreement provides that the Company will file a registration statement on Form S-4 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) registering the Merger Shares under the Securities Act of 1933, as amended (the “Securities Act”). The first 1.5 million Merger Shares issued to the Limbach equityholders will be subject to certain restrictions on transfer for a period of time following the closing of the Merger, which are described in greater detail in the Merger Agreement.

In addition, the Company has agreed to issue and sell to 1347 Investors LLC (“Sponsor”), its affiliates or other investors identified by the Sponsor, up to $10 million of shares of the Company’s Class A Preferred Stock (“Preferred Stock”) in the event that redemptions of shares of the Company’s common stock in connection with the stockholder vote to approve the Proposed Business Combination reduce the funds held in the Trust Account to less than $42.9 million.

The Preferred Stock will be mandatorily redeemable at par on the six-year anniversary of the date of issuance, will pay a cumulative dividend at a rate of 8% per annum for each of the three years following issuance, 10% per annum for each of the following two years, and 12% per annum thereafter, payable in equal installments, and will have a liquidation preference of $25.00 per share. Each share of Preferred Stock will be convertible at the holder’s election at any time after issuance into 2.00 shares of the Company’s common stock, par value $0.0001 per share, representing a conversion price of $12.50 per share.

With respect to the payment of dividends and the distribution of the Company’s assets upon liquidation, dissolution or winding up, the Preferred Stock will rank senior to all other classes and series of the Company’s capital stock outstanding as of the date of issuance of the Preferred Stock, and junior to all of the Company’s future indebtedness and any equity securities that the Company may issue that by their terms rank senior to the Preferred Stock. The Company may not issue any other shares of capital stock that rank senior or pari passu to the Preferred Stock while the Preferred Stock is outstanding, unless 30% of the proceeds from such issuance is used to redeem the Preferred Stock.

Consummation of the Merger Agreement is subject to customary conditions of the respective parties, including receipt of consents of applicable third parties and governmental authorities and required stockholder approvals, including the approval of the Company’s stockholders in accordance with the Company’s amended and restated certificate of incorporation.

In addition, consummation of the Merger Agreement is subject to other closing conditions, including, among others: (i) that the Registration Statement shall have been declared effective by the SEC; (ii) that there has been no material adverse effect on Limbach’s business or prospects; (iii) that the amount available to be released to the Company from the Trust Account will be no less than $20 million; (iv) that the Company or its affiliates will have debt financing from one or more sources of at least $65 million, in the aggregate, with no less than $40 million funded at the closing of the Merger; and (v) the Employment Agreement and Voting Agreement shall be in full force and effect.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2016, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

1347 CAPITAL CORP.

Date: May 9, 2016	By:	/s/ Gordon G. Pratt
Gordon G. Pratt, President, Chief Executive Officer & Director
(principal executive officer)

Date: May 9, 2016	By:	/s/ Hassan R. Baqar
Hassan R. Baqar, Chief Financial Officer & Director
(principal financial officer)