Form 10-Q
period 2016-06-30
Limbach Holdings, Inc.
filed 2016-08-15
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36541

LIMBACH HOLDINGS, INC. (f/k/a 1347 Capital Corp.)

(Exact name of registrant as specified in its charter)

_________________________

Delaware (State or other jurisdiction of incorporation or organization)	46-5399422 (I.R.S. Employer Identification No.)

31 35TH Street, Pittsburgh, PA 15201
(Address of principal executive offices and zip code)
(412) 359-2100
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

The number of shares outstanding of the registrant's common stock as of June 30, 2016 was 5,948,000.

LIMBACH HOLDINGS, INC.

Form 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Limbach Holdings, Inc.

Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$63,185	$119,826
Prepaid expenses	1,035	19,496
Total current assets	$64,220	$139,322

Cash and investments held in trust account	$46,014,426	$46,059,918
Total Assets	$46,078,646	$46,199,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable & accrued expenses	$953,543	$130,283
Note payable to stockholder	125,000	125,000
Total liabilities	$1,078,543	$255,283

Common Stock subject to possible redemption; 3,995,919 and 4,094,389 shares at approximately
$10 per share as of June 30, 2016 and as of December 31, 2015, respectively	$39,959,190	$40,943,890

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 10,000,000 shares authorized; 1,952,081 and 1,853,611 issued
and outstanding as of June 30, 2016 and December 31, 2015, respectively	195	185
Additional paid-in capital	6,513,930	5,529,241
Accumulated deficit	(1,473,212)	(529,359)
Total stockholders’ equity	$5,040,913	$5,000,067
Total liabilities and stockholders’ equity	$46,078,646	$46,199,240

The Accompanying Notes are an Integral Part of these Financial Statements

Limbach Holdings, Inc.

Statements of Operations

	For the three months ended June 30, 2016	For the six months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Revenues	$-	$-	$-	$-
General and administrative costs	602,841	1,033,085	78,292	220,600
Operating loss	(602,841)	(1,033,085)	(78,292)	(220,600)
Other income (expense):
Interest income	43,634	90,732	6,978	13,162
Income tax expense	-	(1,500)	-	-
Net loss	(559,207)	(943,853)	(71,314)	(207,438)
Weighted average common shares outstanding
Basic and diluted	1,892,081	1,872,846	1,848,001	1,848,001

Basic and diluted net loss per share	$(0.30)	$(0.50)	$(0.04)	$(0.11)

The Accompanying Notes are an Integral Part of these Financial Statements

Limbach Holdings, Inc.

Statement of Changes in Stockholders’ Equity

For the period from April 15, 2014 (inception) to June 30, 2016

	Common	Common	Additional
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at April 15, 2014	-	$-	$-	$-	$-
Common shares issued to initial stockholders on April 17, 2014	1,150,000	115	24,885	-	25,000
Sale of 4,600,000 units at $10 per unit in IPO, including over-allotment, net of underwriters' discount and offering expenses	4,600,000	460	44,167,756	-	44,168,216
Sale of 198,000 units at $10 per unit in private placement, including over-allotment	198,000	20	1,979,980	-	1,980,000
Sale of 600,000 $15 exercise price warrants at $0.5 per warrant in private placement	-	-	300,000	-	300,000
Issuance of underwriter purchase option	-	-	100	-	100
Common shares subject to possible redemption	(4,099,999)	(410)	(40,999,580)	-	(40,999,990)
Net loss	-	-	-	(189,755)	(189,755)
Balance at December 31, 2014	1,848,001	$185	$5,473,141	$(189,755)	$5,283,571
Common shares subject to possible redemption	5,610	-	56,100	-	56,100
Net loss	-	-	-	(339,604)	(339,604)
Balance at December 31, 2015	1,853,611	$185	$5,529,241	$(529,359)	$5,000,067
Common shares subject to possible redemption	38,470	4	384,695	-	384,699
Net loss	-	-	-	(384,646)	(384,646)
Balance at March 31, 2016	1,892,081	$189	$5,913,936	$(914,005)	$5,000,120
Common shares subject to possible redemption	60,000	6	599,994	-	600,000
Net loss	-	-	-	(559,207)	(559,207)
Balance at June 30, 2016	1,952,081	$195	$6,513,930	$(1,473,212)	$5,040,913

The Accompanying Notes are an Integral Part of these Financial Statements

Limbach Holdings, Inc.

Statements of Cash Flows

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash flows from operating activities
Net loss	$(943,853)	$(207,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts payable	823,260	(978)
Prepaid assets	18,460	42,710
Net cash used in operating activities	(102,133)	(165,706)

Cash flows from investing activities
Proceeds from investment in restricted cash and investments	45,492	(13,162)
Net cash from (used in) investing activities	45,492	(13,162)

Net decrease in cash	(56,641)	(178,868)
Cash at beginning of period	119,826	397,387
Cash at end of period	$63,185	$218,519

The Accompanying Notes are an Integral Part of these Financial Statements

Note 1 — Organization and Plan of Business Operations

Limbach Holdings, Inc. formerly known as 1347 Capital Corp. (the “Company”) was incorporated in Delaware on April 15, 2014 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more operating businesses (a “Business Combination”).

At June 30, 2016, the Company had not yet commenced any operations. All activity through June 30, 2016 relates to the Company’s formation and the Offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on July 15, 2014. The Company consummated the Offering of 4,000,000 units (“Units”) on July 21, 2014 generating gross proceeds of $40,000,000. The Company granted the representative of the underwriters a 45-day option to purchase up to 600,000 Units solely to cover over-allotments, if any. Simultaneously with the closing of the Offering, the Company also consummated a private placement of 180,000 units (“Private Units,”) at $10.00 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In April 2014, Company’s insiders purchased an aggregate of 1,150,000 shares of common stock (the “Insider Shares),” for an aggregate purchase price of $25,000, or approximately $0.02 per share.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, Limbach Holdings, Inc. (f/k/a 1347 Capital Corp.), as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Securities held in Trust Account

At June 30, 2016, the assets in the Trust Account were valued at $46,014,426, held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at June 30, 2016, 3,995,919 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

The Company paid the underwriters in the Offering an underwriting discount of 3% ($1,200,000) of the gross proceeds of the Offering. An additional 3% underwriting discount of $180,000 was paid to underwriters for the proceeds generated upon exercise of the over-allotment option. On July 21, 2014 simultaneously with the completion of the Offering, the Company also issued a unit purchase option (“UPO”), for $100, to the Representative or its designees to purchase up to a total of 300,000 Units. The UPO will be exercisable at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the Offering registration statement and closing of Business Combination and terminating on the fifth anniversary of the effective date of the Offering registration statement at a price per Unit equal to $10. The UPO may be exercised for cash or on a cashless basis. The Company estimates that the fair value of the UPO is approximately $792,903 (or approximately $2.64 per unit) using a Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 30%, (2) risk-free interest rate of 1.01% and (3) expected life of five years.

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

On April 2014, Company’s insiders purchased an aggregate of 1,150,000 Insider Shares. The Insider Shares are identical to the shares of common stock included in the units being sold in this Offering. However, Company’s insiders have agreed (A) to vote their Insider Shares and any public shares acquired in or after the Offering in favor of any proposed Business Combination, (B) not to propose, or vote in favor of, an amendment to the Company’s amended and restated certificate of incorporation that would affect the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Stockholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable), unless it provides Public Stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay franchise and income taxes, divided by the number of then outstanding public shares, (C) not to convert any shares (including the Insider Shares) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve the proposed initial Business Combination or a vote to amend the provisions of the certificate of incorporation relating to the substance or timing of Company’s obligation to redeem 100% of its shares held by Public Shareholders if the Company does not complete the initial Business Combination within 18 months from the closing of the Offering (or 24 months, as applicable) and (D) that the Insider Shares shall not be entitled to be redeemed for a pro rata portion of the funds held in the Trust Account if a Business Combination is not consummated. Additionally, the Insiders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until, with respect to 50% of the Insider Shares, the earlier of one year after the date of the consummation of the initial Business Combination and the date on which the closing price of Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and, with respect to the remaining 50% of the Insider Shares, one year after the date of the consummation of the initial Business Combination.

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

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2016 there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2016, 5,948,000 shares of common stock were issued and outstanding, including 4,600,000 shares of common stock underlying the Units issued in the Offering, 198,000 shares of common stock issued in the private placement, and 1,150,000 Insider Shares issued by the Company to insiders in April 2014. Of the total 5,948,000 shares of common stock issued and outstanding as of June 30, 2016, 3,995,919 shares of common stock were classified outside of permanent equity as common stock subject to possible redemption. See Note 2 - Significant Accounting Policies for detailed discussion.

On February 6, 2015, 1347 Investors LLC, our sponsor, transferred 10,000 shares of common stock to each director and special advisor of the Company for a purchase price of $0.0217391 per share.

Note 8 — Proposed Business Combination

On March 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and Limbach Holdings LLC (“Limbach”) and FdG HVAC LLC, a Delaware limited liability company (“FdG”), providing for the merger of a newly formed subsidiary of the Company with and into Limbach, with Limbach surviving the merger as a wholly-owned subsidiary of the Company. The transactions contemplated by the Merger Agreement are collectively referred to as the “Proposed Business Combination.” Concurrently with the signing of the Merger Agreement, the Company and Limbach’s current chief executive officer, Charles A. Bacon, III, entered into an Employment Agreement (the “Employment Agreement”), providing for employment of Mr. Bacon as the chief executive officer of the Company following the Business Combination.

On March 25, 2016, the Company entered into a Voting and Lockup Agreement (“Voting Agreement”) with FdG, which owns approximately 80% of the outstanding membership interests of Limbach, pursuant to which, among other things, FdG has agreed to vote its Limbach membership interests in favor of approval of the Merger Agreement and the transactions contemplated thereby.

On July 11, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Merger Agreement. The First Amendment provides for the reduction of the number of shares of the Company’s common stock to be issued to Limbach equity holders by 500,000 and instead provides for the Company’s issuance to Limbach equity holders of 1,000,000 warrants which have the same terms as the Company’s public warrants (except that they are each exercisable for one full share of the Company’s common stock).

On July 18, 2016, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement. The Second Amendment provides for the reduction of the minimum amount of cash that must be released from the Company’s trust account from $20 million to $18 million and for the issuance of an additional 200,000 shares of Company’s common stock to Limbach equity holders.

The aggregate consideration to be paid by the Company to the holders of membership interests and holders of options to acquire membership interests of Limbach will be an aggregate of $55 million, comprised of (a) between $33 million and $45 million in cash (the “Cash Consideration”), (b) between 1.0 million and 2.2 million shares of the Company’s common stock, par value $0.0001 per share (“Merger Shares”), and (c) up to 666,667 warrants to purchase one share of the Company’s common stock at an exercise price of $12.50 (“Merger Warrants”). An additional 1,000,000 warrants (“Additional Merger Warrants”) which have the same terms as the Company’s public warrants (except that they are each exercisable for one full share of the Company’s common stock) are also being issued as part of the consideration. The amount of Cash Consideration to be paid, number of Merger Shares to be issued and number of Merger Warrants to be issued (if any) to the holders of the outstanding membership interests and holders of options to acquire membership interests of Limbach will be based upon the amount of cash remaining in the Trust Account holding the proceeds of the Company’s initial public offering after giving effect to any redemptions of the Company’s shares of common stock in connection with the stockholder vote to approve the Proposed Business Combination.

All options to purchase membership interests of Limbach then outstanding will be settled for a mixture of the Cash Consideration, Merger Shares, Merger Warrants and Additional Merger Warrants. Limbach optionholders may elect to be substantially cashed-out (the “Cash-out Optionholders”) or participate pro rata with the holders of Limbach membership interests to the extent of the implied value of the membership interests underlying the options (the “Participating Optionholders”). Options held by Cash-out Optionholders will be converted into the right to receive (a) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less $1,000, and (b) 100 Merger Shares, each with a nominal value of $10.00 per share. Options held by Participating Optionholders will be converted into the right to receive (x) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (y) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less the aggregate nominal value of Merger Shares issued to such Participating Optionholder (provided that such amount shall not be negative), (z) a pro rata share of the Merger Warrants, and (y) pro rata share of the Additional Merger Warrants.

All outstanding membership interests of Limbach then outstanding will be converted into the right to receive (a) a pro rata share of the Cash Consideration remaining after subtracting the cash amounts paid to the Cash-out Optionholders and the Participating Optionholders, (b) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (c) a pro rata share of the Merger Warrants, and (d) a pro rata share of the Additional Merger Warrants.

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

In addition, consummation of the Merger Agreement is subject to other closing conditions, including, among others: (i) that the Registration Statement shall have been declared effective by the SEC; (ii) that there has been no material adverse effect on Limbach’s business or prospects; (iii) that the amount available to be released to the Company from the Trust Account will be no less than $18 million; (iv) that the Company or its affiliates will have debt financing from one or more sources of at least $65 million, in the aggregate, with no less than $40 million funded at the closing of the Merger; and (v) the Employment Agreement and Voting Agreement shall be in full force and effect.

The Registration Statement pertaining to the Proposed Business Combination was filed by the Company on April 15, 2016 and was declared effective by the Securities and Exchange Commission on June 16, 2016.

Note 9 — Subsequent event

On July 12, 2016 the Company’s securities were delisted from Nasdaq Capital Market due to the Company’s non-compliance with the minimum shareholder requirement set forth in NASDAQ Listing Rule 5550(a)(3). The Company’s common stock, units, rights and warrants commenced trading on the OTCQB market effective with the opening of the stock market on July 13, 2016.

On July 19, 2016, at the special meeting in lieu of the 2016 annual meeting of stockholders (the “Special Meeting”) of the Company, stockholders approved the Proposed Business Combination, as discussed in Note 8 — Proposed Business Combination. In connection with the closing of the Proposed Business Combination, the Company's name changed from 1347 Capital Corp. to Limbach Holdings, Inc. and its common stock and warrants are quoted on the OTCQB under the symbols “LMB” and “LMBW,” respectively.

At the Special Meeting, Charles A. Bacon, III, David S. Gellman and Larry G. Swets, Jr. were elected by the Company’s stockholders to serve as Class A directors, with terms expiring at the Company’s annual meeting of stockholders in 2017, Norbert W. Young was elected by the Company’s stockholders to serve as a Class B director, with a term expiring at the annual meeting of stockholders in 2018, and S. Matthew Katz and Gordon G. Pratt were elected by the Company’s stockholders to serve as Class C directors, with terms expiring at the annual meeting of stockholders in 2019.

On July 20, 2016, the Company consummated the Proposed Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q includes “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Words such as “expects”, “believes”, “anticipates”, “intends”, “estimates”, “seeks” and variations and similar words and expressions are intended to identify such forward looking statements. Such forward looking statements relate to future events or future performance, but reflect Limbach Holdings, Inc. (f/k/a 1347 Capital Corp.) management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward looking statements, please refer to the Risk Factors section of Limbach Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission and the Risk Factors section of our Registration Statement filed on Form S-4 declared effective as of June 16, 2016. References to “we”, “us”, “our” or the “Company” are to Limbach Holdings, Inc. (f/k/a 1347 Capital Corp.), except where context requires otherwise. The Company's securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company in the development stage, formed on April 15, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus on target businesses operating in or providing services to the insurance industry. At June 30, 2016, the Company had not yet commenced any operations nor generated any revenues to date. All activity through June 30, 2016 relates to the Company’s formation, initial public offering (the “Offering”) described below, general corporate matters, identifying and evaluating prospective acquisition candidates, and pursuing a business combination with Limbach Holdings LLC.

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

For the three months ended June 30, 2016, we incurred a net loss of $559,207, which consists primarily of $401,377 for legal fees, $33,356 for merger proxy printing fees, $32,465 incurred for audit and review fees, $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $25,000 for investment bank advisory fees related to the business combination,$22,214 for trust account and transfer agent fees, $13,750 for proxy solicitation fees, $10,535 for Delaware franchise taxes, $9,061 for travel related charges, $6,730 incurred for D&O insurance, and other general and administrative expenses, mitigated partially by $43,635 of the interest income.

For the six months ended June 30, 2016 we incurred a net loss of $943,853, which consists primarily of $717,041 for legal fees, $60,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $55,000 for NASDAQ listing fees, $39,965 for audit & review fees, $35,356 for merger proxy printing fees, $28,210 for trust account and transfer agent fees, $25,000 for investment bank advisory fees related to the business combination, $19,560 incurred for State of Delaware franchise taxes, $13,750 for proxy solicitation fees, $13,461 incurred for D&O insurance, $13,116 for travel related charges, and other general and administrative expenses, mitigated partially by $90,732 of the interest income.

For the three months ended June 30, 2015, we incurred a net loss of $71,314, which consists primarily of $30,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $16,826 incurred for D&O insurance, $11,250 of audit and review expenses, $8,738 incurred for State of Delaware franchise taxes, and other general and administrative expenses.

For the six months ended June 30, 2015, we incurred a net loss of 207,438, which consists primarily of 60,000 of expenses pertaining to office and administrative services provided to us by 1347 Capital LLC, $40,000 for NASDAQ annual listing fees, $33,466 incurred for D&O insurance, $31,087 incurred for State of Delaware franchise taxes, $22,625 of audit and review expenses, and other general and administrative expenses.

The Company received a written notice on July 10, 2015 from the staff of the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to maintain a minimum of 300 public holders of its common stock for continued listing on the NASDAQ Capital Market. On August 24, 2015, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Public Holders Rule. On August 31, 2015, the Staff granted the Company an extension until January 6, 2016 to regain compliance with the Minimum Public Holders Rule. On January 7, 2016, the Company received a letter from the Staff stating that the Company had failed to demonstrate compliance with the Minimum Public Holders Rule within the required time frame, and that, accordingly, the Staff has determined to initiate procedures to delist the Company’s securities from Nasdaq, unless the Company appeals such determination on or before January 14, 2016. The Company appealed the delisting determination and a hearing was held on February 25, 2016 with Nasdaq Hearings Panel. On March 7, 2016, company received a letter from the Nasdaq granting Company continued listing subject to condition that Company will complete its initial Business Combination by July 7, 2016 and provide evidence by August 7, 2016 that the resulting entity has minimum 300 round lot shareholders. On July 12, 2016 the Company’s securities were delisted from Nasdaq Capital Market due to the Company’s non-compliance with the Minimum Public Holders Rule. The Company’s common stock, units, rights and warrants commenced trading on the OTCQB market effective with the opening of the stock market on July 13, 2016.

Liquidity and Capital Resources

Our cash balance as of June 30, 2016 was $63,185. Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the Insider Shares, as described in Note 1 to the Financial Statements, a loan from our sponsor in an aggregate amount of $125,000 that is more fully described below, and funds raised in the IPO and private placement of securities that are not required to be held in trust. We incurred approximately $1,800,000 in Offering related costs during the year ended December 31, 2014, including a $1,380,000 underwriting discount paid to underwriters.

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

We believe that our cash balance as of June 30, 2016 not held in the Trust Account and the interest earned on the Trust Account balance (net of income, and other tax obligations) that may be released to us to fund our working capital requirements will be sufficient to allow us to operate for the remainder of the Company’s term.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2016, we did not have any off-balance sheet arrangements. We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. At June 30, 2016, the Company’s cash was held at one financial institution.

Investment Held in Trust

At June 30, 2016, the assets in the Trust Account were valued at $46,014,426, held as cash.

Common Stock Subject to Possible Conversion

The Company accounts for its common stock subject to possible conversion in accordance with ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory conversion (if any) is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2016, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Accordingly, at June 30, 2016, 3,995,919 of the 4,600,000 public shares were classified outside of permanent equity at its redemption value.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Proposed Business Combination

On March 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and Limbach Holdings LLC (“Limbach”) and FdG HVAC LLC, a Delaware limited liability company (“FdG”), providing for the merger of a newly formed subsidiary of the Company with and into Limbach, with Limbach surviving the merger as a wholly-owned subsidiary of the Company. The transactions contemplated by the Merger Agreement are collectively referred to as the “Proposed Business Combination.” Concurrently with the signing of the Merger Agreement, the Company and Limbach’s current chief executive officer, Charles A. Bacon, III, entered into an Employment Agreement (the “Employment Agreement”), providing for employment of Mr. Bacon as the chief executive officer of the Company following the Business Combination.

On March 25, 2016, the Company entered into a Voting and Lockup Agreement (“Voting Agreement”) with FdG, which owns approximately 80% of the outstanding membership interests of Limbach, pursuant to which, among other things, FdG has agreed to vote its Limbach membership interests in favor of approval of the Merger Agreement and the transactions contemplated thereby.

On July 11, 2016, the Company entered into Amendment No. 1 (the “First Amendment”) to the Merger Agreement. The First Amendment provides for the reduction of the number of shares of the Company’s common stock to be issued to Limbach equity holders by 500,000 and instead provides for the Company’s issuance to Limbach equity holders of 1,000,000 warrants which have the same terms as the Company’s public warrants (except that they are each exercisable for one full share of the Company’s common stock).

On July 18, 2016, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Merger Agreement. The Second Amendment provides for the reduction of the minimum amount of cash that must be released from the Company’s trust account from $20 million to $18 million and for the issuance of an additional 200,000 shares of Company’s common stock to Limbach equity holders.

The aggregate consideration to be paid by the Company to the holders of membership interests and holders of options to acquire membership interests of Limbach will be an aggregate of $55 million, comprised of (a) between $33 million and $45 million in cash (the “Cash Consideration”), (b) between 1.0 million and 2.2 million shares of the Company’s common stock, par value $0.0001 per share (“Merger Shares”), and (c) up to 666,667 warrants to purchase one share of the Company’s common stock at an exercise price of $12.50 (“Merger Warrants”). An additional 1,000,000 warrants (“Additional Merger Warrants”) which have the same terms as the Company’s public warrants (except that they are each exercisable for one full share of the Company’s common stock) are also being issued as part of the consideration. The amount of Cash Consideration to be paid, number of Merger Shares to be issued and number of Merger Warrants to be issued (if any) to the holders of the outstanding membership interests and holders of options to acquire membership interests of Limbach will be based upon the amount of cash remaining in the Trust Account holding the proceeds of the Company’s initial public offering after giving effect to any redemptions of the Company’s shares of common stock in connection with the stockholder vote to approve the Proposed Business Combination.

All options to purchase membership interests of Limbach then outstanding will be settled for a mixture of the Cash Consideration, Merger Shares, Merger Warrants and Additional Merger Warrants. Limbach optionholders may elect to be substantially cashed-out (the “Cash-out Optionholders”) or participate pro rata with the holders of Limbach membership interests to the extent of the implied value of the membership interests underlying the options (the “Participating Optionholders”). Options held by Cash-out Optionholders will be converted into the right to receive (a) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less $1,000, and (b) 100 Merger Shares, each with a nominal value of $10.00 per share. Options held by Participating Optionholders will be converted into the right to receive (x) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (y) an amount of cash equal to the aggregate implied value of the membership interests underlying such options (assuming the full exercise of all outstanding Limbach options for cash), less the exercise price of such options, less the aggregate nominal value of Merger Shares issued to such Participating Optionholder (provided that such amount shall not be negative), (z) a pro rata share of the Merger Warrants, and (y) pro rata share of the Additional Merger Warrants.

All outstanding membership interests of Limbach then outstanding will be converted into the right to receive (a) a pro rata share of the Cash Consideration remaining after subtracting the cash amounts paid to the Cash-out Optionholders and the Participating Optionholders, (b) a pro rata share of the Merger Shares remaining after subtracting the aggregate number of Merger Shares issued to the Cash-out Optionholders, (c) a pro rata share of the Merger Warrants, and (d) a pro rata share of the Additional Merger Warrants.

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

In addition, consummation of the Merger Agreement is subject to other closing conditions, including, among others: (i) that the Registration Statement shall have been declared effective by the SEC; (ii) that there has been no material adverse effect on Limbach’s business or prospects; (iii) that the amount available to be released to the Company from the Trust Account will be no less than $18 million; (iv) that the Company or its affiliates will have debt financing from one or more sources of at least $65 million, in the aggregate, with no less than $40 million funded at the closing of the Merger; and (v) the Employment Agreement and Voting Agreement shall be in full force and effect.

The Registration Statement pertaining to the Proposed Business Combination was filed by the Company on April 15, 2016 and was declared effective by the Securities and Exchange Commission on June 16, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2016, we are not subject to any market or interest rate risk. The net proceeds of the Offering and the sale of the Private Units held in the Trust Account are held as cash

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleges that (1) the Defendants’ efforts to consummate the Business Combination are “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required Company to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the shareholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of Company’s Charter. The Complaint therefore seeks (a) a determination that the action is a proper class action and that Mr. Garfield is a proper class representative; (b) a determination that the action is a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement is void because it is ultra vires; (e) injunctive relief enjoining the merger and, if consummated, rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants intend to vigorously defend this lawsuit and believe that the Complaint is without merit because, among other things, the Company entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which the Company was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement is not incomplete and misleading.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 and any of the risks described in our Registration Statement filed on Form S-4 declared effective as of June 16, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or the Registration Statement on Form S-4 declared effective as of June 16, 2016, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Simultaneously with the closing of the Offering, the Company also consummated a private placement of 180,000 units (“Private Units,”) at $10 per unit and 600,000 warrants, or “$15 Exercise Price Sponsor Warrants” at $0.50 per warrant generating gross proceeds of $2,100,000. In a private sale that took place simultaneously with the consummation of the exercise of the over-allotment option, the sponsor purchased an additional 18,000 Private Units at $10.00 per unit generating additional proceeds of $180,000. For more information regarding terms of the Private Units refer to Note 6, “Commitments,” to the unaudited interim financial statements.

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

Limbach Holdings, Inc.

Date: August 15, 2016	By:	/s/ Charles A. Bacon III
Charles A. Bacon III, Chief Executive Officer & Director
(principal executive officer)

Date: August 15, 2016	By:	/s/ John T. Jordan, Jr
John T. Jordan, Jr, Chief Financial Officer
(principal financial officer)