Form 10-Q
period 2016-09-30
Limbach Holdings, Inc.
filed 2016-11-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from to

Commission File Number: 001-36541

LIMBACH HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	46-5399422
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

31 – 35th Street, Pittsburgh, Pennsylvania 15201

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (412) 359-2100

Not Applicable

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

5,927,818 shares of common stock, par value $0.0001 per share, issued and outstanding as of as of November 11, 2016.

Limbach Holdings, Inc.

Form 10-Q

For the Fiscal Quarter Ended September 30, 2016

TABLE OF CONTENTS

	Part I
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 (Successor) (Unaudited) and December 31, 2015 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the period from July 20, 2016 through September 30, 2016 (Successor) (Unaudited), the period from July 1, 2016 through July 19, 2016 (Predecessor) (Unaudited) and the period from July 1, 2015 through September 30, 2015 (Predecessor) (Unaudited)	4

	Condensed Consolidated Statements of Operations for the period from July 20, 2016 through September 30, 2016 (Successor) (Unaudited), the period from January 1, 2016 through July 19, 2016 (Predecessor) (Unaudited) and the period from January 1, 2015 through September 30, 2015 (Predecessor) (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the period from July 20, 2016 through September 30, 2016 (Successor) (Unaudited)	6

	Condensed Consolidated Statement of Members’ Equity for the period from December 31, 2015 through July 19, 2016 (Predecessor) (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the period from July 20, 2016 through September 30, 2016 (Successor) (Unaudited), the period January 1, 2016 through July 19, 2016 (Predecessor) (Unaudited) and the period January 1, 2015 through September 30, 2015 (Predecessor) (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	61

Part II
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	63
Item 5.	Other Information	63
Item 6.	Exhibits	63

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor	Predecessor
(in thousands, except share data)	September 30, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$546	$6,107
Restricted cash	63	63
Accounts receivable — trade, net of allowance for doubtful accounts of $0.1 million as of September 30, 2016 and $0.1 million as of December 31, 2015, respectively	122,306	85,357
Costs and estimated earnings in excess of billings on uncompleted contracts	28,612	20,745
Advances to and equity in joint ventures, net	7	6
Other current assets	2,362	1,793
Total current assets	153,896	114,071
Property and equipment — net	19,138	13,221
Intangible assets	19,556	—
Goodwill	11,861	—
Deferred tax asset	3,048	—
Other assets	619	37
Total assets	$208,118	$127,329

Current liabilities:
Current portion of long-term debt	$4,378	$2,698
Accounts payable, including retainage	48,997	42,569
Billing in excess of costs and estimated earnings on uncompleted contracts	43,405	26,272
Accrued expenses and other current liabilities	20,579	15,660
Total current liabilities	117,359	87,199
Long-term debt, net of current portion and debt issuance costs	46,400	30,957
Other long-term liabilities	1,265	964
Total liabilities	165,024	119,120
Commitments and contingencies	—	—
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 400,000 issued and outstanding as of September 30, 2016 ($10,160 redemption value as of September 30, 2016)	10,108	—

Stockholders’ equity and members’ equity:
Members’ equity, 10,000,000 Class A units authorized, issued and outstanding as of December 31, 2015 (Predecessor)	—	8,209
Common stock, par value $0.0001, 100,000,000 shares authorized; 5,927,818 issued and outstanding as of September 30, 2016 (Successor)	1	—
Additional paid-in capital	37,926	—
Accumulated deficit	(4,941)	—
Total stockholders’ equity/members’ equity	32,986	8,209
Total liabilities and stockholders’ equity and members’ equity	$208,118	$127,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
(in thousands, except share and per share data)	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016	July 1, 2015 through September 30, 2015
Revenue	$91,889	$26,924	$82,899
Cost of revenue	79,818	23,770	71,380
Gross profit	12,071	3,154	11,519
Operating expenses:
Selling, general and administrative	10,207	3,899	9,207
Amortization of intangibles	1,454	—	—
Total operating expenses	11,661	3,899	9,207
Operating income (loss)	410	(745)	2,312
Other income (expenses):
Interest income (expense), net	(853)	(178)	(829)
Gain (loss) on sale of property and equipment	(21)	4	(6)
Total other expenses	(874)	(174)	(835)
Net income (loss) before income taxes	(464)	(919)	1,477
Income tax benefit	2,277	—	—
Net income (loss) and total comprehensive income (loss)	1,813	(919)	1,477
Dividends on cumulative redeemable convertible preferred stock	160	—	—
Net income attributable to Limbach Holdings, Inc. common stockholders	$1,653
Net income (loss) attributable to Limbach Holdings LLC member unit holders		$(919)	$1,477
Successor EPS
Basic earnings per share for common stock:
Net income attributable to Limbach common stockholders	$0.28
Diluted earnings per share for common stock:
Net income attributable to Limbach common stockholders	$0.27
Weighted average number of shares outstanding:
Basic	5,927,813
Diluted	6,727,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Successor	Predecessor
	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through September 30, 2015
Revenue	$91,889	$221,391	$239,570
Cost of revenue	79,818	192,911	207,320
Gross profit	12,071	28,480	32,250
Operating expenses:
Selling, general and administrative	10,207	24,015	27,454
Amortization of intangibles	1,454	—	—
Total operating expenses	11,661	24,015	27,454
Operating income	410	4,465	4,796
Other income (expenses):
Interest income (expense), net	(853)	(1,898)	(2,361)
Gain (loss) on sale of property and equipment	(21)	1	4
Total other expenses	(874)	(1,897)	(2,357)
Net income (loss) before income taxes	(464)	2,568	2,439
Income tax benefit	2,277	—	—
Net income and total comprehensive income	1,813	2,568	2,439
Dividends on cumulative redeemable convertible preferred stock	160	—	—
Net income attributable to Limbach Holdings, Inc. common stockholders	$1,653
Net income attributable to Limbach Holdings LLC member unit holders		$2,568	$2,439
Successor EPS
Basic earnings per share for common stock:
Net income attributable to Limbach common stockholders	$0.28
Diluted earnings per share for common stock:
Net income attributable to Limbach common stockholders	$0.27
Weighted average number of shares outstanding:
Basic	5,927,813
Diluted	6,727,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.

(Successor)

Condensed Consolidated Statement of Stockholders’ Equity

July 20, 2016 through September 30, 2016

(Unaudited)

	Common Stock
	Numbers of
	shares	Par value	Additional	Accumulated	Stockholders'
(in thousands, except share amounts)	outstanding	amount	paid in capital	deficit	equity/ deficit

Balance at July 19, 2016	1,952,081	$—	$6,514	$(6,594)	$(80)
Reclassify common shares subject to possible redemption	3,995,919	1	39,959	—	39,960
Issuance of merger shares	2,200,005	—	17,465	—	17,465
Issuance of warrants	-	—	1,087	—	1,087
Repurchase of shares from redeeming shareholders	(2,800,000)	—	(28,000)	—	(28,000)
Conversion of stock rights	479,813	—	-	—	—
Issuance of shares to underwriter	100,000	—	901	—	901
Dividends on redeemable convertible preferred stock	—	—	—	(160)	(160)
Net income	—	—	—	1,813	1,813
Balance at September 30, 2016	5,927,818	$1	$37,926	$(4,941)	$32,986

LIMBACH HOLDINGS LLC

(Predecessor)

Condensed Consolidated Statements of Members’ Equity

December 31, 2015 through July 19, 2016

(Unaudited)

(in thousands, except member units)	Number of Class A units outstanding	Number of Class C units outstanding	Members’ equity	Total
Balance at December 31, 2015	10,000,000	—	$8,209	$8,209
Net income	—	—	2,568	2,568
Stock based compensation	—	—	1,349	1,349
Distributions	—	—	(195)	(195)
Balance at July 19, 2016	10,000,000	—	$11,931	$11,931

The accompanying notes are an integral part of these condensed consolidated financial statement

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
(thousands, except share and per share data)	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through September 30, 2015
Cash flows from operating activities:
Net income	$1,813	$2,568	$2,439
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,789	1,582	1,852
Allowance for doubtful accounts	134	50	(28)
Stock based compensation expense	—	1,349	—
Capitalized deferred interest on subordinated debt	84	1,395	1,987
Amortization of debt issuance costs	52	—	—
Deferred tax provision	(2,667)	—	—
(Gain) loss on sale of property and equipment	21	1	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,855)	5,722	(5,495)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	10,831	(18,698)	(7,504)
(Increase) decrease in other current assets	(251)	(662)	(406)
(Increase) decrease in other assets	94	(95)	(45)
Increase (decrease) in accounts payable	7,722	(6,973)	(2,980)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	12,857	4,276	(688)
Increase (decrease) in accrued expenses and other current liabilities	(6,035)	10,847	3,668
Increase (decrease) in other long-term liabilities	28	277	(251)
Net cash (used in) provided by operating activities	(15,383)	1,639	(7,455)
Cash flows from investing activities:
Proceeds from sale of property and equipment	69	7	44
Advances to joint ventures	(1)	—	(1)
Purchase of property and equipment	(468)	(2,114)	(840)
Acquisition of Limbach Holdings LLC, net of cash acquired	(32,158)	—	—
Proceeds from trust account	19,545	—	—
Net cash used in investing activities	(13,013)	(2,107)	(797)
Cash flows from financing activities:
Proceeds from revolving credit facility	16,567	60,122	42,452
Proceeds from term loan	24,000	—	—
Proceeds from subordinated debt	13,000	—	—
Payments on revolving credit facility	(8,301)	(63,630)	(40,135)
Payments on term loan	(1,270)	(1,038)	(1,556)
Payments on subordinated debt facility	(23,604)	—	—
Payments on capital leases	(345)	(660)	(794)
Proceeds from issuance of redeemable convertible preferred stock	9,948	—	—
Debt issuance costs	(1,313)	—	—
Distributions to members	—	(195)	(124)
Net cash provided by (used in) financing activities	28,682	(5,401)	(157)
Increase (decrease) in cash and cash equivalents	286	(5,869)	(8,409)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	22	—	—
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	238	6,107	8,612
Cash and cash equivalents, end of period	$546	$238	$203

The accompanying notes are an integral part of these condensed consolidated financial statement

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows – (Continued)

(Unaudited)

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$467	$1,014	$834

On July 20, 2016, pursuant to the Merger Agreement, as amended, the Company completed the business combination with Limbach Holdings LLC (“LHLLC”) in a transaction accounted for as a purchase. The excess of the purchase price of $51.0 million over the fair value of the net assets acquired of $39.1 million was allocated to goodwill. As part of the consideration paid the Company issued 2,200,005 shares of common stock and 1,666,670 warrants with a fair value consideration of $18.6 million. See Note 4 – Business Combination.

During the Successor period from July 20, 2016 through September 30, 2016, the Company recorded redeemable convertible preferred stock dividends totaling $0.2 million.

In connection with the Business Combination, the Company issued 100,000 shares of common stock valued at $901 thousand to its underwriter in exchange for their services.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Nature of Business

Limbach Holdings, Inc., formerly known as 1347 Capital Corp. (“1347 Capital”), (the “Company” or “Successor”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Condensed Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC, Limbach Facility Services LLC, Limbach Company LLC, Harper Limbach LLC, Harper Limbach Construction LLC and Limbach Company LP.

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016 (the “Acquisition Date” or the “Closing Date”), the Company consummated a business combination (“Business Combination”) with Limbach Holdings LLC (LHLLC) pursuant to the agreement and plan of merger dated as of March 23, 2016 by and among 1347 Capital Corp. (now Limbach Holdings Inc.), Limbach Holdings LLC and FdG HVAC, LLC, as stockholders’ representative (the “Merger Agreement”). In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination for further discussion.

Through these entities we operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing and electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical services. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Predecessor and Successor Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these Condensed Consolidated Financial Statements should be read in conjunction with LHLLC’s consolidated financial statements and notes as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014 and 2013, included in the Company’s definitive proxy statement/prospectus filed with the SEC on June 16, 2016 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

As a result of the Business Combination, the Company is the acquirer for accounting purposes and LHLLC is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the Acquisition Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”). The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the application of the acquisition method of accounting as of the effective time of the Business Combination, the accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable. The period presented from July 20, 2016 through September 30, 2016 is the “Successor” period. The periods presented from July 1, 2016 through July 19, 2016 and January 1, 2016 through July 19, 2016, as well as the relevant 2015 periods, are the “Predecessor” periods.

The accompanying Condensed Consolidated Financial Statements are presented as of December 31, 2015 (Predecessor), and September 30, 2016 (Successor), and for the pre-acquisition periods from July 1, 2015 through September 30, 2015 (Predecessor), from January 1, 2015 through September 30, 2015 (Predecessor), from January 1, 2016 through July 19, 2016 (Predecessor) and the post-acquisition period from July 20, 2016 through September 30, 2016 (Successor).

The historical financial information of 1347 Capital, prior to the business combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimus. SPACs deposit the proceeds from their initial public investor offerings segregated into a trust account until a business combination occurs, where such funds are then used to either pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the vote to approve such business combination, and the SPAC operations until the closing of a business combination are nominal and de minimus. Accordingly, no other activity in the Company was reported for periods prior to July 19, 2016 besides LHLLC’s operations as Predecessor.

For the Condensed Consolidated Statements of Stockholders’ Equity and Members’ Equity, the Predecessor results reflect the equity balances and activities of LHLLC from December 31, 2015 through July 19, 2016 (prior to the closing of the business combination), and the Successor results reflect the Company’s equity balances at July 19, 2016 (prior to the closing of the business combination) and the activities for the Company through September 30, 2016.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of September 30, 2016, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and Members’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, the unaudited interim Condensed Consolidated Financial Statements have been prepared on the same basis as LHLLC’s audited Consolidated Financial Statements and include all adjustments necessary for the fair presentation of the Company’s statement of financial position as of September 30, 2016 and its results of operations and its cash flows for the periods presented. Such adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the period ending December 31, 2016.

The Predecessor Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by GAAP.

Principles of Consolidation

The Successor Condensed Consolidated Financial Statements include all amounts of Limbach Holdings, Inc. and its subsidiaries. The Predecessor Condensed Consolidated Financial Statements include all amounts of Limbach Holdings LLC and its subsidiaries. All intercompany balances and transactions have been eliminated.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the Condensed Consolidated Financial Statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, impairment of goodwill, intangibles, property and equipment, fair valuation in business combinations, insurance reserves, income tax valuation allowances and contingencies. If the underlying estimates and assumptions upon which the Condensed Consolidated Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Condensed Consolidated Financial Statements.

Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

Annually, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step assessment. “Step one” requires comparing the carrying value of a reporting unit, including goodwill, to its fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. “Step two” compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a selling, general and administrative expense within the Company’s consolidated statements of operations and comprehensive income (loss).

Annually, the Company also performs an impairment analysis of its indefinite-lived intangible assets. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trade name using an income approach which uses a discounted cash flow model. The most significant estimates and assumptions inherent in this approach are the preparation of revenue and profitability growth forecasts, selection of a discount rate and a terminal year multiple.

The Company reviews intangible assets with definite lives subject to amortization whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line or accelerated basis with estimated useful lives ranging from 1 to 15 years. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price, or a significant adverse change in the Company’s business climate or regulations affecting the Company.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Lived Assets

We evaluate the carrying value of long-lived assets including definite-lived intangibles whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate which we feel is commensurate with the risk inherent in our business. Our impairment analysis contains estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

Revenues and Cost Recognition

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. Contract revenue for long-term construction contracts is based upon management's estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. Total estimated contract costs are based upon management's current estimate of total costs at completion.

In addition to revenue recognition for long-term construction contracts, the Company recognizes revenues from service contracts as these services are performed. There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period of typically one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenues derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the condensed consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of contracts. The terms of our contracts generally range from six months to two years.

Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred.

Deferred Financing Costs

Deferred financing costs representing third party, non-lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.

Deferred financing costs including lender debt discounts and premiums, and other direct lender fees are deferred and amortized using the effective interest rate method over the term of the related debt agreement.

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of Long-Term debt liability, in accordance with FASB Accounting Standards Update ("ASU") 2015-03. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an Other Asset.

Income Taxes

Successor

The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740-10, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected, scheduling of anticipated reversals of taxable temporary differences, and considering prudent and feasible tax planning strategies.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company determines its income tax benefits and liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. No tax benefit is recorded for tax positions that are currently estimated to have less than a 50% likelihood of being sustained. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized must have a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur.

Any interest or penalties incurred related to unrecognized tax benefits are recorded as tax expense in the provision for income tax expense line item of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has not incurred interest expense or penalties related to income taxes during any period presented in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts, but without considering time values.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Predecessor

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Predecessor being passed through to the members. As such, no recognition of federal or state income taxes for the Predecessor or its subsidiaries that are organized as limited liability companies or limited partnerships was provided for in the accompanying Predecessor Condensed Consolidated Financial Statements.

Fair Value Measurements

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices in active markets for identical assets and liabilities;
•	Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data; and
•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Successor

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and amounts drawn under the revolving portion of the new senior credit facility, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the term portion of the new senior credit facility approximates its fair value due to the variable rate on such debt. Management also believes that the carrying value of the subordinated debt approximates market due to its recent issuance and comparable term sheets received from non-traditional lenders. Based on this analysis, the Company determined as of September 30, 2016 the fair value of its subordinated debt of $13.1 million approximates its carrying value.

To determine the fair value of its warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes method. See Note 8 – Equity.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Predecessor

The carrying value of the Predecessor debt associated with the Company’s senior credit facility approximated its fair value due to the variable rate on such debt. The fair value of the Company’s subordinated debt was determined based upon Level 3 inputs including a comparison to current market conditions as shown by relevant indexes and average yields, security specific leverage, and seniority within the capital structure.

Comprehensive income (loss)

Comprehensive income (loss) is a measure of net income (loss) including all changes in equity that result from transactions with other than stockholders, and would normally be recorded in the consolidated statements of stockholders’ and members' equity and consolidated statements of comprehensive income (loss). The Company’s management has determined that net income (loss) is the only component of the Company’s comprehensive income (loss). Accordingly, no additional disclosures below the net income (loss) line are required for the Company’s consolidated statements of operations, and disclosure in the consolidated statements of stockholders' and members’ equity is not required.

Cumulative Redeemable Convertible Preferred Stock

The Company’s cumulative redeemable convertible preferred stock is classified as temporary equity and is shown net of issuance costs. The difference in carrying value and redemption value is due to the issuance costs. Cumulative dividends are accrued at each balance sheet date so that the temporary equity carrying value will equal its redemption value at the date the temporary equity is redeemable.

Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the preferred stock. See Note 9 — Cumulative Redeemable Convertible Preferred Stock.

Earnings per Share

Successor

The Company calculates earnings per share in accordance with ASC 260 — Earnings per Share. Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares. The Company’s basic EPS is calculated assuming that 100% of the Company’s income available to common stockholders will be distributed as dividends to common stockholders, even though the Company does not anticipate distributing 100% of its earnings as dividends.

Income available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from income from continuing operations (if applicable) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, using the treasury stock method, in accordance with ASC 260-10-45-22, and the dilutive effect of the Series A cumulative convertible preferred stock, using the if-converted method, in accordance with ASC 260-10-45-40. The if-converted method adds back preferred stock dividends to net income if dilutive.

The control number for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS is computed in the same manner as basic EPS is computed, even if the Company had net income after adjusting for a discontinued operation or change in accounting principle. Similarly, if the Company has income from continuing operations but its preferred dividend adjustment made in computing income available to common stockholders (in accordance with ASC 260-10-45-11) results in a loss from continuing operations available to common stockholders, diluted EPS would be computed in the same manner as basic EPS.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Diluted EPS for the period from July 20, through September 30, 2016, included 800,000 potential shares related to preferred stock under the if-converted method, and excluded 4,815,676 potential shares related to warrants, 330,000 potential shares related to underwriter’s warrants, and 300,000 potential shares related to an option for underwriter’s warrants which have not been exercised.

Warrants to purchase 4,815,676 shares of common stock at prices from $11.50 to $15.00 per share were outstanding but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares during the period (in accordance with ASC 260-10-55-3).

Predecessor

The Company has not presented predecessor earnings per member unit information because it is not meaningful or comparable to the required Successor EPS information, as well as the fact that Predecessor units were not publicly traded.

Note 3 – Accounting Standards

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update was permitted for financial statements that have not been previously issued. The Company adopted this standard for its fiscal year ending December 31, 2016 (Successor). The adoption has no impact on the Company’s results of operations and is a presentation change only on the balance sheet.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are effective concurrent with adoption of ASU 2015-03. The Company has adopted this standard for its fiscal year ended December 31, 2016 (Successor). The adoption has no impact on the Company’s results of operations or balance sheet as debt issuance costs related to line-of-credit arrangements continue to be presented as an asset on the Company’s consolidated balance sheets.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For private entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. The Company has adopted this standard for its fiscal year ended December 31, 2016 (Successor). The adoption has no impact on the Company’s results of operations and is a presentation change only on the balance sheet.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

The effective dates shown in the following pronouncements are private company effective dates, based upon the Company’s election to conform to private company effective dates based on the relief provided to Emerging Growth Companies under the JOBS Act.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers—Topic 606, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We have not yet selected a method of application nor have we determined the potential impact this authoritative guidance will have on our Condensed Consolidated Financial Statements. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this standard to determine the impact of its adoption on the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect adoption of ASU 2014-15 to have a material impact on its Condensed Consolidated Financial Statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. For private entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company does not expect adoption of ASU 2015-16 to have a material impact on its Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. It is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this standard to determine the impact of its adoption on the Condensed Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” to simplify accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating this standard to determine the impact of its adoption on the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating this standard to determine the impact of its adoption on the Condensed Consolidated Financial Statements.

Note 4 – Business Combination

On July 20, 2016, pursuant to the Merger Agreement, the Company’s wholly owned subsidiary merged with and into Limbach Holdings LLC in a transaction accounted for as a business combination. Following this transaction, 1347 Capital changed its name to Limbach Holdings, Inc. The Company determined its preliminary allocation of the fair value of the assets acquired and liabilities assumed, as follows:

As of
(in thousands)	July 20, 2016
Cash	$238
Restricted cash	63
Accounts receivable	80,930
Property and equipment	19,524
Intangible assets	21,010
Costs and estimated earnings in excess of billings on uncompleted contracts	39,443
Other current assets	2,111
Other assets	130
Advances to and equity in joint ventures	6
Deferred tax assets	380
Total assets acquired	163,835
Accounts payable, including retainage	35,596
Accrued expenses and other current liabilities	26,507
Billings in excess of costs on long term contracts	30,548
Long-term debt	30,858
Other long term liabilities	1,239
Total liabilities assumed	124,748
Net assets acquired	$39,087

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

LHLLC’s equity holders and option holders received consideration comprised of (a) $32.4 million in cash, (b) 2,200,005 shares of Company common stock, (c) 666,670 merger warrants, each exercisable for one share of Company common stock at an exercise price of $12.50 per share, and (d) 1,000,006 additional warrants, each exercisable for one share of Company common stock at an exercise price of $11.50 per share. Certain of the shares and warrants are subject to lockup agreements and securities law restrictions. Additional cash in excess of fair value of $0.6 million was paid to Limbach Holdings LLC (Predecessor) Class C Unit Optionholders, resulting in share-based compensation expense to Limbach Holdings, Inc. (Successor) of $0.6 million for the period from July 20, 2016 through September 30, 2016. Total cash paid, including the additional share-based compensation, was $33.0 million.

The fair value of the consideration paid was as follows:

		As of
(in thousands, except shares and per share amounts)		July 20, 2016
Purchase price
Cash consideration paid for Limbach Facilities common shares		$32,396

Number of 1347 Capital common shares delivered	2,200,005
Fair value on July 20, 2016		17,465

Number of 1347 Capital warrants delivered, 5 year, $11.50 strike price	1,000,006
Fair value on July 20, 2016		599

Number of 1347 Capital warrants delivered, 7 year, $12.50 strike price	666,670
Fair value on July 20, 2016		488

Total consideration paid		$50,948

The following is a reconciliation of the purchase price paid associated with the acquisition over the estimated fair value of net assets acquired, allocated to goodwill:

As of
(in thousands)	July 20, 2016
Total consideration paid	$50,948
Less, net assets acquired	39,087
Goodwill	$11,861

Direct transaction-related costs consist of costs incurred in connection with the Merger Agreement and the Business Combination. These costs, totaling $0.1 million for the period from July 20, 2016 through September 30, 2016 (Successor), are reflected in selling, general and administrative expenses in the respective Condensed Consolidated Statement of Operations. 1347 Capital also incurred transaction costs of $5.9 million independently prior to the Business Combination, and since the Special Purpose Acquisition Company is not consolidated with the Predecessor (see Note 2 – Basis of Presentation), those costs are not reflected in the Predecessor financial statements, but are disclosed herein.

Additional costs consisting of stock option and other compensation-related expenses were recorded in connection with the Business Combination. These costs, totaling $0.6 million for the period from July 20, 2016 through September 30, 2016 (Successor), and $1.5 million for the period July 1, 2016 through July 19, 2016 (Predecessor), are reflected in selling, general and administrative expenses in the respective Condensed Consolidated Statements of Operations. This Predecessor amount reflects compensation expense associated with stock options which became fully vested and exercisable in connection with the Business Combination.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s preliminary allocation of the identifiable intangible assets acquired as of the date of the closing of the Business Combination:

(in thousands)

	Gross Amount at Acquisition Date	Weighted Average Amortization Period (in Years)
Trade name	$9,960	Indefinite
Backlog – Construction	5,200	2.5
Backlog – Service	920	1 Year
Customer Relationships – Service	4,930	15 Years
Total	$21,010

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill of $11.9 million was associated with the Business Combination, and is deductible for tax purposes.

Per ASC 805-30-50-1, a qualitative description of the factors that make up the goodwill amount recognized includes expected synergies from combining the ability to raise new investment for acquisition and growth in public capital markets, and other intangible assets that do not qualify for separate recognition under GAAP, such as acquired workforce and growth opportunities which do not qualify as separately recognizable intangible assets.

The Company estimated the fair value of its acquired intangible assets using the relief from royalty method for the Trade Name, and the profit contribution method for the Customer Relationships-Service and for Backlog – Construction and Backlog – Service. Under the relief from royalty method, the Company’s fair value estimate of their acquired trade name was determined based on the present value of the economic royalty savings associated with the ownership or possession of the trade name based on an estimated royalty rate applied to the cash flows to be generated by the business. Under the profit contribution method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable solely to the subject intangible asset.

The Company’s preliminary allocation of purchase price is based upon preliminary valuations performed, as disclosed above, to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to adjustments to reflect final valuations. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Business Combination had occurred on January 1, 2015:

	Pro Forma Combined Statements of Operations
	For the nine months ended September 30,
	2016	2015
(in thousands)
Pro forma revenues	$313,280	$331,350
Pro forma net loss attributable to common shareholders	$(1,741)	$(3,614)

The pro forma financial information does not include any costs related to the acquisition. In addition, the pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the acquisition. The unaudited pro forma financial information is not necessarily indicative of what the Company’s results would have been had the acquisition been consummated on such dates or project results of operations for any future period.

The following pro forma adjustments were incorporated into the presentation:

1.	Successor and Predecessor periods have been combined in the pro forma for the nine months ended September 30, 2016 and 2015.

2.	Transaction costs related to the acquisition were eliminated.

3.	Intangible amortization is based on the economic values derived from definite-lived intangible assets.

4.	Depreciation is incorporated based on the new fair values and estimated useful lives of fixed assets.

5.	Interest expense is recognized on new debt financing.

6.	Preferred dividends are recognized on the new issue of cumulative redeemable convertible preferred stock.

7.	Statutory provision for income taxes was used.

8.	The activities of 1347 Capital have been excluded for the period from January 1, 2016 through July 19, 2016 and for the nine months ended September 30, 2015, because it was not consolidated and its operations were de minimus, as discussed in Note 2 - Basis of Presentation.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

(in thousands)	Successor September 30, 2016	Predecessor December 31, 2015
Accounts receivable-trade	$97,963	$70,192
Retainage	24,477	15,307
Allowance for uncollectible accounts	(134)	(142)
Accounts receivable-trade, net	$122,306	$85,357

Note 6 – Intangibles

Intangible assets, including goodwill, are comprised of the following:

(in thousands)	Successor September 30, 2016	Predecessor December 31, 2015
Trade name	$9,960	$—
Backlog – Construction	5,200	—
Backlog – Service	920	—
Customer Relationships – Service	4,930	—
	21,010	—
Accumulated amortization	(1,454)
	19,556	—
Goodwill	11,861	—
Total	$31,417	$—

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer relationships is based upon estimated future net cash inflows. The indefinite-lived intangible assets are tested for impairment annually, or when an impairment event occurs. The estimated useful lives of intangible assets are as follows:

For definite-lived intangible assets acquired:

Asset	Amortization Method	Estimated Useful Life
Backlog – Construction	Pattern of economic benefit	2.5 years
Backlog – Service	Straight line	1.0 year
Customer Relationships – Service	Pattern of economic benefit	15.0 years

Total amortization expense for these amortizable intangible assets was $1.5 million for the Successor period from July 20, 2016 to September 30, 2016. There were no intangible assets in the Predecessor periods, and accordingly no amortization expense. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets for the Successor period from July 20, 2016 to September 30, 2016.

The Successor’s total amortization expense for these intangible assets is estimated as follows for the years ending December 31: 2016 - $3.3 million, 2017 - $3.7 million, 2018 - $1.3 million, 2019 - $0.6 million, and 2020 - $0.5 million.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	Successor September 30, 2016	Predecessor December 31, 2015
Senior credit facility – revolver	$11,758	$7,000
Senior credit facility – term loan payable in quarterly installments of principal, plus interest through 2021	23,250	1,500
Subordinated debt	13,084	22,209
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	52	110
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2020	3,312	2,836

Total debt	51,456	33,655
Less - Current portion	(4,378)	(2,698)
Less - Debt issuance costs	(678)	—
Long-term debt	$46,400	$30,957

The scheduled contractual repayment on long-term debt and capital leases is as follows for the years ending December 31:

(in thousands)	Successor September 30, 2016
2016	$1,142
2017	4,269
2018	4,174
2019	4,235
2020	3,794
2021 and thereafter	33,842
Total	$51,456

Successor

New Senior Credit Facility

In conjunction with the completion of the Business Combination, all amounts outstanding under the Company’s existing senior credit facility were paid in full and the Company entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The new senior credit facility consists of a $24.0 million term loan and a $25.0 million revolving line of credit, both with a maturity date of July 20, 2021. It is collateralized by substantially all of the Company’s assets. Principal payments on the term loan of $750,000 are due quarterly commencing with the calendar quarter ended September 30, 2016, and ending with the calendar quarter ending June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Credit Agreement includes restrictions on, among other things and subject to certain exceptions, the Company and its subsidiaries’ to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates.

The Credit Agreement requires that the Company comply with certain financial performance covenants including with respect to total leverage, senior leverage, fixed charges and tangible net worth. As of September 30, 2016, the Company was in compliance with all covenants under the Credit Agreement.

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, a change of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ending December 31, 2017, the Company will be required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the new senior credit facility.

The equity interests of the Company’s subsidiaries have been pledged as security for the obligations under the Credit Agreement. The Credit Agreement includes customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default occurs if the Company’s securities cease to be registered with the SEC pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In case of an event of default, the administrative agent would be entitled to, among other things, accelerate payment of amounts due under the new senior credit facility, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

The additional margin applied to both the revolver and term loan is determined based on levels achieved under the Company’s Senior Leverage Ratio covenant.

The following is a summary of the additional margin:

Level	Additional Margin for Base Rate loans	Additional Margin for Libor Rate loans	Commitment Fee
I	3.00%	4.00%	.50%
II	2.75%	3.75%	.50%
III	2.50%	3.50%	.50%
IV	2.25%	3.25%	.50%

The Company had $9.9 million of availability under this revolving credit facility at September 30, 2016. The Company had an irrevocable letter of credit with its lender to secure obligations under its self-insurance program. At September 30, 2016, the outstanding letters of credit related to this program were $3.4 million.

New Subordinated Debt

In conjunction with the completion of the Business Combination, the Company’s existing subordinated debt was paid in full and the Company entered into a new subordinated debt agreement. The new subordinated debt agreement consists of a $13.0 million loan with a maturity date of July 20, 2022 (the “Subordinated Loan”). Principal payments are not required prior to maturity. Outstanding borrowings bear interest at 16.0%, with 13.0% payable quarterly in cash, and the Company having the option either to pay the remaining 3.0% in cash or have it deferred and capitalized into the loan balance. For the Successor period from July 20, 2016 through September 30, 2016, $84 thousand of deferred interest was expensed and added to the Subordinated Loan balance.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon a Conversion Event (defined as a prepayment of more than 75% of the original principal of the loans, an acceleration, a Change of Control (as defined therein) or maturity), the Subordinated Loan holders may elect to receive, in satisfaction of all or a portion of the outstanding principal of the Subordinated Loan (which constitutes the deferred interest portion of the loan), the number of shares of Limbach common stock equal to the deferred interest portion of the loan divided by $10.00 per share (the “Conversion Shares”). The Subordinated Loan holders may further elect to be paid entirely in Limbach stock or to receive a cash payment equal to the deferred interest portion of the loan being converted, plus shares of Limbach stock determined by a formula equal to the Conversion Shares, minus the Liquidation Shares (defined as the portion of the deferred interest portion of the loan being converted, divided by the five-day weighted trading average of a share of Limbach Stock for the five Business Days preceding the trigger date). Upon a Conversion Event, the subordinated debt holders will have registration rights with respect to such shares, including one demand registration right and usual and customary “piggy-back” registration rights, pursuant to a registration rights agreement.

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, a change of control of the Company or its subsidiaries, certain debt issuances and asset sales. The Company may voluntarily prepay the loan at any time subject to a prepayment fee. If prepayment occurs prior to July 20, 2017, the prepayment fee will be 3.0% of the principal amount of the loan being prepaid plus all interest that would be due on the loan if the same had remained outstanding until July 20, 2017. After July 20, 2017 and prior to July 20, 2018, the prepayment fee is 3.0% of the principal amount of the loan being paid. After July 20, 2018, there is no prepayment fee.

Predecessor

Senior Credit Facility

The Predecessor had a senior credit facility with a single lender. The revolving credit facility permitted borrowings up to $30.0 million. Outstanding borrowings bore interest at Libor plus 2.75% at December 31, 2015 (2.99% assuming 30-day Libor). Subsequent to year end, in January 2016, the credit facility was increased to $35.0 million and the maturity date was extended to May 2018. It was collateralized by substantially all of the Company’s assets except for real property. The credit facility contained certain restrictive covenants, which, among other things, required the Company to maintain certain financial ratios. The credit facility also contained cross-default provisions related to the subordinated debt facility and the underwriting agreement with the Company’s surety. Outstanding borrowings bore interest at Libor plus 3.25% at December 31, 2015 (3.49% assuming 30-day Libor), payable monthly. In January 2016, the term loan was converted into a “draw term” loan facility and the amount of the facility was increased to $7.5 million, of which $5.5 million was available to be drawn in increments not to exceed $2.0 million.

The Company had $18.0 million of availability under this revolving credit facility at December 31, 2015. A commitment fee was payable on the average daily unused amount of the senior credit facility. The fee was 0.4% of the unused amount. The Company had an irrevocable letter of credit with its lender to secure obligations under its self-insurance program. At December 31, 2015, the outstanding letters of credit related to this program were $3.4 million.

Subordinated Debt

The subordinated debt was unsecured and bore paid-in-kind interest at 13.0%. The subordinated debt contained similar covenants to the senior credit facility. This debt was held entirely by the majority owner of the Company. The Company was permitted to pay monthly on the subordinated interest as long as the Company exceeded certain tangible net worth and working capital baselines. The Company exceeded those thresholds but management elected to suspend any interest payments in the interim. In January 2016, the maturity date of the principal and the paid in kind interest was extended to December 2018.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Equity

Successor

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. Prior to the Business Combination, there were 5,948,000 shares of common stock and 400,000 shares of preferred stock issued and outstanding.

In connection with its initial public offering in July 2014, the Company sold units comprised of one common share, one warrant, and one right to automatically obtain one-tenth of a common share upon the consummation of a business combination. At the time of the Business Combination, 4,798,000 outstanding rights were automatically converted into 479,800 common shares.

The Company also has outstanding warrants exercisable for 4,665,676 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 666,670 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 1,000,006 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

As part of the Business Combination, the Company used equity securities as part of the consideration utilizing a private placement under U.S. Securities Rule 144. Rule 144 restrictions on the sale of Company securities constitutes a security-specific restriction under fair value guidance, and therefore a price adjustment to the fair value is appropriate for affiliates of the Company who own in excess of 10% of the outstanding securities.

Fair value determinations for the securities used as consideration are valued at market prices, unless they have a security-specific restriction.

Fair value determination for securities with security-specific restrictions under U.S. Securities Law incorporate a price adjustment to the market price.

There were 2,200,005 equity shares issued, 666,670 Merger Warrants, and 1,000,006 Additional Warrants.

Non-affiliate shareholders, as defined under U.S. Securities Law, who received securities resulting from the Business Combination own the following Company securities:

•	457,005 common shares, valued at $9.01 (Merger Shares)

•	137,569 Merger Warrants, 7-year expiration, each exercisable for one share of common stock at a price of $12.50 per share, valued at $1.13 per warrant

•	206,355 Additional Warrants, 5-year expiration, each exercisable for one share of common stock at a price of $11.50 per share, valued at $0.98 per warrant

One shareholder entity qualified as an affiliate of the Company under U.S. Securities Law, and those securities were subject to a price adjustment. The affiliate owns the following securities resulting from the business combination:

•	1,743,000 Merger Shares, valued at $7.66

•	529,101 Merger Warrants, 7-year expiration, each exercisable for one share of common stock at a price of $12.50 per share, valued at $0.63 per warrant

•	793,651 Additional Warrants, 5-year expiration, each exercisable for one share of common stock at a price of $11.50 per share, valued at $0.50 per warrant

The valuation of the warrants was performed using the Black-Scholes option model with the following inputs. A price adjustment of 15% to the stock price input was made to the securities held by the affiliate. Non-affiliates used 100% of the stock price fair value. The valuation of the stock price and warrants is based upon preliminary valuations and are subject to adjustments to reflect final valuations.

At July 20, 2016

Merger Shares
	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01

$12.50 Merger Warrants
	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01
Exercise price	12.50	12.50
Risk-free rate	1.27%	1.27%
Expected term (in years)	7.00	7.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

$11.50 Merger Warrants
	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01
Exercise price	11.50	11.50
Risk-free rate	1.15%	1.15%
Expected term (in years)	5.00	5.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Predecessor

The Predecessor’s LLC agreement authorized the Predecessor to issue up to 10,000,000 Class A Member Units and 2,000,000 Class C Units. As of December 31, 2015, there were 10,000,000 Class A units authorized, issued and outstanding. No Class C units were issued or outstanding.

In conjunction with the business combination (see Note 4 – Business Combination), the securities that were in existence in the Predecessor periods, as further discussed below, were settled and no longer outstanding subsequent to July 20, 2016.

Note 9 – Cumulative Redeemable Convertible Preferred Stock

Successor

The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by its board of directors. In connection with the Business Combination the Company issued 400,000 shares of Class A preferred stock (the “Preferred Stock”). Each share of Preferred Stock may be converted (at the holder’s election) into 2.00 shares of the Company’s common stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), representing a conversion price of $12.50 per share of the Company’s common stock; provided, that such conversion is in compliance with NASDAQ’s listing requirements. The Preferred Stock ranks senior to all classes and series of outstanding capital stock. The Company has agreed to not issue any other shares of capital stock that rank senior or pari passu to the Preferred Stock while the Preferred Stock is outstanding, unless at least 30% of the proceeds from such issuance are used to redeem Preferred Stock. The holders of the Preferred Stock will, in priority to any other class or series of capital stock, be entitled to receive, as and when declared by the board of directors fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three from issuance; (ii) 10% per annum in years four through five from issuance; and (iii) 12% per annum thereafter, payable in equal quarterly installments. Dividends on outstanding Preferred Stock will accrue from day to day from the date of issuance of the Preferred Stock. No dividends may be made in excess of the accrued and unpaid preferred yield in respect of the Preferred Stock.

So long as the Preferred Stock is outstanding, the Company is restricted from repurchasing, redeeming or retiring any shares of its capital stock other than the Preferred Stock. In the event of liquidation, dissolution or winding up, the holders of the Preferred Stock will be entitled to receive $25.00 per share of Preferred Stock, plus accrued but unpaid dividends thereon, whether declared or not, before any amount is paid or any assets are distributed to holders of junior capital stock. After payment to the holders of Preferred Stock of the liquidation amounts, such holders shall not be entitled to share in any further distribution payment in respect of the assets of the Company. The Company will redeem all outstanding shares of Preferred Stock on the six-year anniversary from the date of issuance for the price of $25.00 per share of Preferred Stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The holders are not entitled to vote.

Note 10 – Income Taxes

The Company is taxed as a C Corporation. The historical audited financial results and other Predecessor financial information included herein reflect the Predecessor results as a limited liability company, which was taxed as a partnership for federal income tax purposes and not at the entity level. Following the Business Combination, the Company is treated as a disregarded entity; therefore, the financial results include the effects of federal and state income taxes at the parent level.

The provision for income taxes for the 2016 Successor period consists of the following:

(in thousands)	Successor July 20, 2016 through September 30, 2016
Current
U.S. Federal	$319
State and local	71
Total current	390

Deferred tax benefit
U.S. Federal	(2,667)
State and local	—
Total deferred tax benefit	(2,667)
Provision (benefit) for income taxes	$(2,277)

Prior to the Business Combination, the Company had a deferred tax asset of $2.3 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.3 million of deferred income tax benefit, and an unusually high effective tax rate of 364.6%, within the Successor period from July 20, 2016 through September 30, 2016. No valuation allowance was required as of September 30, 2016.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of deferred tax assets (liabilities) were as follows:

(in thousands)	Successor July 20, 2016 through September 30, 2016
Deferred tax assets
Accrued expenses	$476
Allowance for doubtful accounts	126
Intangibles	456
Goodwill	6,712
Startup costs	180
Total deferred tax assets	7,950

Deferred tax liabilities
Fixed assets	(4,902)
Total deferred tax liabilities	(4,902)

Net deferred tax asset	$3,048

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of September 30, 2016. Based on the provisions of ASC 740-10, the Company had no material unrecognized tax benefits as of September 30, 2016.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

Successor As of September 30, 2016
Federal statutory income tax rate	34.0%
State income taxes, net of federal tax effect	4.6%
Change in valuation allowance	372.8%
Nondeductible expenses	-46.8%
Effective tax rate	364.6%

Note 11 – Operating Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company manages and measures the performance of its business in two distinct operating segments: Construction and Service. These segments are reflective of how the Company's Chief Operating Decision Maker ("CODM") reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on income from operations of the respective business units after the allocation of Corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our Corporate office provides general and administrative support services to our two operating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside the United States. For the Successor period from July 20, 2016 through September 30, 2016, the Company had a customer which represented approximately 17% of its total revenues. This resulted from a construction project which commenced in early 2016, on which significant activity occurred during August and September 2016. No single customer accounted for more than 10% of total revenues in any of the Predecessor periods presented.

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Segment information for the periods presented is as follows:

	Successor	Predecessor	Predecessor
	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016	July 1, 2015 through September 30, 2015

(in thousands)
Statement of Operations Data:
Revenue
Construction	$73,917	24,150	$66,739
Service	17,972	2,774	16,160
Total revenue	91,889	26,924	82,899

Gross profit
Construction	8,049	2,639	8,015
Service	4,022	515	3,504
Total gross profit	12,071	3,154	11,519

Selling, general and administrative expenses
Construction	4,399	1,149	4,981
Service	2,431	563	2,419
Corporate	3,377	2,187	1,807
Total selling, general and administrative expenses	10,207	3,899	9,207

Amortization of intangibles	1,454	—	—
Operating income (loss)	$410	(745)	$2,312

Other Data:
Depreciation and amortization
Construction	767	93	360
Service	378	26	125
Corporate	1,644	30	109
	$2,789	149	$594

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Successor	Predecessor	Predecessor
	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through September 30, 2015

(in thousands)
Statement of Operations Data:
Revenue
Construction	$73,917	183,100	$194,284
Service	17,972	38,291	45,286
Total revenue	91,889	221,391	239,570

Gross profit
Construction	8,049	20,300	22,137
Service	4,022	8,180	10,113
Total gross profit	12,071	28,480	32,250

Selling, general and administrative expenses
Construction	4,399	11,680	14,982
Service	2,431	6,302	7,452
Corporate	3,377	6,033	5,020
Total selling, general and administrative expenses	10,207	24,015	27,454

Amortization of intangibles	1,454	—	—
Operating income	$410	4,465	$4,796

Other Data:
Depreciation and amortization
Construction	767	953	1,095
Service	378	333	378
Corporate	1,644	296	379
Total other data	$2,789	1,582	$1,852

Note 12 – Backlog

At September 30, 2016 and December 31, 2015, the Company's contractual construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress, was $402.0 million and $355.4 million, respectively. In addition, Service backlog as of September 30, 2016 and December 31, 2015 was $48.1 million and $22.7 million, respectively.

Note 13 – Related-Party Transactions

Successor

Upon consummation of the Business Combination, a note receivable due from Limbach Management Holding Company, LLC (LMHC) together with accrued interest, was repaid. See Predecessor discussion below.

Upon consummation of the Business Combination, a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC, to perform certain advisory and consulting services was terminated. See Predecessor discussion below.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon consummation of the Business Combination, the subordinated debt held by the majority owner of the Company was repaid and terminated.

Predecessor

In 2002, LMHC contributed capital of $4.0 million to Limbach Holdings LLC, of which $1.0 million was evidenced by a note payable to the Company which was included in Member's Equity. The interest rate on the note was 6.0%. The note matured upon the earlier of the date of a change in control (as defined in the note), the date that was one year after the consummation of an initial public offering of the Company, or the date on which there was a dissolution of the Company. If accrued interest was outstanding, interest receivable related to the note would be included in other assets. The note, together with accrued interest, totaling $1.0 million, was paid at the consummation of the Business Combination on July 20, 2016.

Limbach Holdings LLC also had a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC (FdG), for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50 thousand by LMHC and $250 thousand by FdG. As of December 31, 2015, amounts owed to LMHC and FdG relating to the agreement totaled $50 thousand and $250 thousand, respectively. Under these agreements, the Predecessor incurred related costs totaling $71 thousand for the period from July 1, 2016 to July 19, 2016, $671 thousand for the period from January 1, 2016 through July 19, 2016, $300 thousand for the three months ended September 30, 2015, and $900 thousand for the nine months ended September 30, 2015.

As detailed in Note 7 – Debt, the Company had a subordinated note which was held by the majority owner of the Company. The subordinated debt contained similar covenants to the senior credit facility. This subordinated note balance of $23.6 million was repaid at the consummation of the Business Combination.

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $0.7 million for the period from July 20, 2016 through September 30, 2016 (Successor), $1.7 million for the period from January 1, 2016 through July 19, 2016 (Predecessor) and $0.2 million from July 20, 2016 through September 30, 2016.

Capital leases consist primarily of leases for vehicles (see Note 7 – Debt). The leases are collateralized by the vehicles and require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, and other unrelated parties, all arising in the ordinary courses of business. In the opinion of the Company's management, typically, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Energy Contracts. The Company enters into contracts with certain state agencies in Ohio to acquire, construct, implement, and install energy conservation measures, as described in the contracts. The contracts include guarantees related to yearly energy costs savings by these customers, typically over a ten-year period. To the extent the yearly savings guarantees are unmet, the Company would be required to pay the customer the difference between the amount of energy costs savings guarantee and actual savings realized. The total of those guarantee amounts for each year ending December 31, 2016, 2017 and 2018 are $0.3 million, $0.3 million and $0.2 million, respectively.

Under the terms of the contracts, the Company provides a guarantee bond to its customers in the amount of the guaranteed savings. The Company also maintains a Service Maintenance Agreement on most of the contracts so it can ensure proper maintenance of the equipment. On contracts without a Service Maintenance Agreement, the Company has no obligation for the guarantee if the equipment is not properly maintained. Since the inception of these contracts in 1997, the Company has not been required to make any material payments for unmet energy savings under any of the contracts through September 30, 2016.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of the guarantee bonds and its experience with these arrangements, the Company does not expect to incur any material liabilities with respect to the contracts. Accordingly, no liability has been recorded for the contract guarantees.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies (“Surety Companies”) and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the Surety Companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2016, we had approximately $166.6 million in surety bonds outstanding. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

Collective Bargaining Agreements. Many of the Company’s craft labor employees are covered by collective bargaining agreements. The agreements require the Company to pay specified wages, provide certain benefits and contribute certain amounts to multi-employer pension plans. If the Company withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the Company could incur additional liabilities related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which it contributes have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue.

Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit per year.

The components of the self-insurance as of September 30, 2016 and December 31, 2015 are as follows:

(in thousands)	Successor September 30, 2016	Predecessor December 31, 2015

Current liability — workers' compensation and general liability	$339	$619
Current liability — medical and dental	310	259
Non-current liability	616	531
Total liability	$1,265	$1,409
Cash and cash equivalents-restricted	$63	$63

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following includes management’s discussion related to Limbach Holdings, Inc. (“Limbach”). The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from Limbach management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors-Risks Related to Limbach’s Business and Industry” included in the Company’s Definitive Proxy Statement/Prospectus/Information Statement filed with the Securities and Exchange Commission (“SEC”) on June 10, 2016 (the “Proxy Statement”). We assume no obligation to update any of these forward-looking statements.

Additionally, the discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with (1) the Company’s Pro Forma Condensed Combined Financial Statements for the six months ended June 30, 2016 and the year ended December 31, 2015, including the notes thereto, filed with the Company’s Current Report on Form 8-K/A on August 15, 2016; (2) the audited consolidated financial statements of Limbach Holdings LLC, “Predecessor”, for the year ended December 31, 2015, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Proxy Statement; (3) the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016, including the notes thereto, filed with the Quarterly Report on Form 10-Q on August 15, 2016 and (4) the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2016, including the notes thereto, filed with the Quarterly Report on Form 10-Q on May 9, 2016.

On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to, and including, the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from July 20, 2016 through September 30, 2016 is the “Successor” period. The periods presented from July 1, 2016 through July 19, 2016 and January 1, 2016 through July 19, 2016 are the “Predecessor” periods.

The historical financial information of 1347 Capital, prior to the business combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis.

The application of acquisition accounting, pursuant to US Generally Accepted Accounting Principles (“GAAP”), for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of September 30, 2016 and for July 20, 2016 through September 30, 2016 (Successor), July 1, 2016 through July 19, 2016 (Predecessor) and January 1, 2016 through July 19, 2016 (Predecessor), may not be comparable to Limbach’s Predecessor financial information for the three and nine months ended September 30, 2015. We did not combine certain financial information for the July 20, 2016 through September 30, 2016 (Successor) with Limbach’s Predecessor financial information July 1, 2016 through July 19, 2016 (Predecessor) and January 1, 2016 through July 19, 2016 (Predecessor) for comparison to prior periods. We have presented revenue, cost of revenue, and selling, general and administrative expenses for the July 20, 2016 through September 30, 2016 (Successor) with Limbach’s Predecessor revenue, cost of revenue, and selling, general and administrative expenses July 1, 2016 through July 19, 2016 (Predecessor) and the January 1, 2016 through July 19, 2016 (Predecessor). Revenue, cost of revenue, and selling, general and administrative expenses, excluding transaction costs and related amortization of intangibles, were not materially affected by acquisition accounting. Refer to Notes 1 and 4 to the Condensed Consolidated Financial Statements for additional information on the accounting for the Business Combination.

Calendar Year

We operate on a calendar year ending on December 31 for financial reporting purposes. For calendar year 2016, the Company’s financial statements reflect January 1, 2016 through July 19, 2016 (Predecessor) and July 20, 2016 through September 30, 2016 (Successor) and for calendar year 2015, the Company’s financial statements reflect January 1, 2015 through September 30, 2015 (Predecessor).

Overview

We are an industry-leading commercial specialty contractor in the areas of HVAC, plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, sheet metal fabrication and installation, specialty piping and electrical services, and (ii) Service, in which we provide facility maintenance or general construction services primarily related to HVAC, plumbing or electrical services. Our market sectors primarily include the following:

• Healthcare, including research, acute and outpatient not-for-profit, for-profit facilities and pharmaceutical and biotech;

• Education, including colleges, universities, research centers and K-12 public and private facilities;

• Sports & Amusement, including arenas, rides and related facilities;

• Transportation, including passenger terminals and maintenance facilities for rail and airports;

• Government facilities, including federal, state and local agencies;

• Hospitality, including hotels and resorts;

• Corporate and commercial office buildings, including new builds and interior fit-outs;

• Retail and mixed use;

• Residential multifamily apartment buildings (excluding condominiums); and

• Industrial manufacturing.

Limbach was founded in 1901, and maintains an established brand within the industry. We believe we are viewed as a value added and trusted partner by our customers, which include building owners, general contractors, construction managers and energy service companies, or ESCOs.

Our services provided to building owners are centered on HVAC, plumbing, and electrical building systems, which typically include ongoing maintenance, upgrades to existing building systems, energy retrofits and delivering general construction services. We also construct new buildings or additions or renovations of existing buildings for general contractors, construction managers and ESCOs.

Our services primarily include the following categories:

• Specialty contracting, including the design and construction of HVAC, plumbing and/or electrical systems within commercial and institutional buildings;

• General contracting, including construction on projects that primarily involve HVAC, plumbing and/or electrical;

• Maintenance of HVAC, plumbing and/or electrical systems;

• Service projects for system and equipment upgrades, including energy retrofits;

• Emergency service work, which we refer to as “Spot Work”;

• Water treatment;

• Automatic temperature controls (“ATC”); and

• Performance contracting, including significant building energy retrofits.

Typical maintenance and water treatment agreements range in value from $2,500 to over $200,000. Service Projects typically range in value from $1,000 to $500,000. Spot work varies in value and is typically billed at preapproved billing rates. ATC projects vary in size from $10,000 to over $250,000. Specialty contracting, general contracting and performance contracting can range from $100,000 to $100.0 million. The durations of our contracts generally range from six months to two years. While these ranges are typical for our services, certain projects may be below or above these stated ranges.

Our construction offerings for general contractors, construction managers and ESCOs include the following:

• Competitive lump sum bidding (including plan and specification bidding with select qualified competitors);

• Design/assist services, for which we typically contract on a negotiated basis to maintain a project budget, and occasionally are contracted on a lump sum basis;

• Integrated project delivery, for which we contract on a negotiated basis to collaborate with a team to establish a target budget and execute on a project within the target budget;

• Design/build, which services are provided on either a negotiated basis or through competitive bidding; and

• Performance contracting, for which we assess a building owner’s facilities and offer a proposal to reduce energy and operating costs, and when successful, we often perform ongoing maintenance of the building systems.

Our specialty contracting is provided through either our special projects division or our major projects group. Special projects typically range in value from $5,000 to $1.0 million. Major projects typically range in value from $1.0 million to $100.0 million. Actual contracts may be below or above these stated ranges depending upon the actual project requirements.

We possess the abilities to provide design services in-house through our design center located in Orlando, Florida. We sell the majority of our services by leading with our engineered solutions, which we believe are viewed as highly valued by our select customer base and drive higher margin outcomes.

Our near-term sales pipeline is supported by industry trends for both construction and maintenance contracts. Industry forecasting by Dodge Data and Analytics, FMI and the AIA are all projecting continued growth in all of our sectors in the near and midterm. Combining the expansion of the market opportunities, our competitive differentiation and the growth strategies we are employing, we believe we will continue to realize steady sales and opportunities for margin improvement.

Comparison of financial data:

	Successor	Predecessor	Predecessor
(Amounts in thousands except for percentage)	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016	July 1, 2015 through September 30, 2015	Increase/ (Decrease)

	($)	($)	($)	($)	(%)

Revenue	$91,889	$26,924	$82,899	$35,914	43.3%

Net Income	1,813	(919)	1,477	(583)	(39.5)%

Adjusted EBITDA	3,178	(520)	3,423	(688)	(20.1)%

	Successor	Predecessor	Predecessor
(Amounts in thousands except for percentage)	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through September 30, 2015	Increase/ (Decrease)

	($)	($)	($)	($)	(%)

Revenue	$91,889	$221,391	$239,570	$73,710	30.8%

Net Income	1,813	2,568	2,439	1,942	79.6%

Adjusted EBITDA	3,178	6,741	8,067	1,927	23.9%

JOBS Act

We are an “emerging growth company” (“EGC”) pursuant to the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying companies. Under the JOBS Act, we will remain an EGC until the earliest of:

• December 31, 2019 (the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities);

• the last day of the fiscal year in which we have annual gross revenue of $1.0 billion or more;

• the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

• the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as the Company has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter.

Pursuant to Section 107(b) of the JOBS Act, as an EGC we elected to delay adoption of accounting pronouncements newly issued or revised after April 5, 2012 applicable to public companies until such pronouncements are made applicable to private companies.

As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Business Combination

We were originally formed on April 15, 2014 as a special purpose acquisition company named 1347 Capital Corp. for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. and became a public company listed on the OTC QB. On November 11, 2016, we received approval to list our common stock on The NASDAQ Capital Market. See Note 4 – “Business Combination” in the Notes to Condensed Consolidated Financial Statements.

Highlights and Trends

Industry forecast

Industry forecasting by Dodge Data and Analytics, FMI and the AIA are all projecting continued growth in all of our sectors in the near and midterm. As noted in FMI’s Q2 Construction Outlook report our top four sectors Healthcare, Education, Sports & Amusement, and Transportation are projected to experience strong growth through 2020. Combining the expansion of the market opportunities, our competitive differentiation and the growth strategies we are employing, we believe we will continue to realize steady sales and improve margin opportunities.

Trends that could affect the Company’s business are discussed in “Risk Factors-Risks Related to Limbach’s Business and Industry” included in the Proxy Statement.

Recent Events

On July 20, 2016, the Company subsidiaries Limbach Holdings LLC, Limbach Facility Services LLC (“Borrower”), Limbach Company LLC (“Limbach Company”), Limbach Company LP (“Limbach LP”), Harper Limbach LLC (“Harper”) and Harper Limbach Construction LLC together with Limbach Holdings, Limbach Company, Limbach LP and Harper, collectively the “Guarantors”, and together with Borrower, the “Loan Parties”, entered into a Credit Agreement with Fifth Third Bank, as administrative agent and as a lender, the other institutions party thereto as lenders and the other loan parties party thereto, providing for a $25.0 million revolving credit facility of which $3.5 million was drawn upon at the closing of the Business Combination, and a $24.0 million term loan facility (the “Credit Agreement”). The Credit Agreement also provides that up to $5.0 million may be drawn against the $25.0 million revolving credit facility for the issuances of letters of credit. As of September 30, 2016, the Company has one letter of credit outstanding for $3.4 million. The term loans and the revolving credit facility will mature on July 20, 2021. The credit facilities are guaranteed by the Guarantors and are collateralized by substantially all of the Loan Parties’ respective assets. The Credit Agreement includes restrictions on, among other things and subject to certain exceptions, the Loan Parties’ ability to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates.

Also on July 20, 2016, the Loan Parties entered into a Loan Agreement with Alcentra Capital Corporation (“Alcentra”), as agent and as a lender, providing for a $13.0 million term loan, evidenced by an unsecured note subordinate to the Credit Agreement (the “Subordinated Loan Agreement”).The loan matures on July 20, 2022, and bears interest at a rate of 16.0%, of which 13.0% is cash interest and 3.0% is deferred interest. Under certain conditions, Alcentra may elect to receive, in satisfaction of all or a portion of the outstanding deferred interest, a number of shares of Limbach stock pursuant to a conversion calculation. As of September 30, 2016, the loan balance, including deferred interest, was $13.1 million.

Key Performance Indicators

In assessing the performance of our business, management utilizes a variety of financial and performance measures. The key measure is Adjusted EBITDA which is described below.

Key Components of Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts under which we deliver HVAC, plumbing, and electrical construction services to our customers. The terms of our contracts generally range from six months to two years. Revenue from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials contracts are recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects and our internal cost review procedures during the bidding process enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

We generally invoice customers based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as an asset until billable under the contract terms, and billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a liability until the contract’s revenue is recognizable.

Cost of Revenue

Cost of revenue primarily consists of the labor, equipment, material, subcontract, and other job costs in connection with fulfilling the terms of our contracts. Labor costs consist of wages plus taxes, fringe benefits, and insurance. Equipment costs consist of the ownership and operating costs of company-owned assets, in addition to outside-rented equipment. If applicable, job costs include estimated contract losses to be incurred in future periods. Due to the varied nature of our services, and the risks associated therewith, contract costs as a percentage of contract revenue have historically fluctuated and we expect this fluctuation to continue in future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs for our administrative, estimating, human resources, safety, IT, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses. We expect to incur incremental costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our transition to and operation as a public company. Those costs include increases in our accounting, human resources, IT and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred in connection with our debt, along with interest, and miscellaneous income.

Depreciation and Amortization

Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including leasehold interests, Construction and Service backlogs and definite lived assets.

Impairment of Long-Lived Assets

Limbach reviews long-lived assets such as leasehold improvements, equipment and intangibles on an asset-by-asset basis for impairment whenever events or circumstances indicate the value of the assets may not be recoverable and records an impairment charge when appropriate.

Interest Expense

Interest expense consists primarily of interest expense on outstanding debt. Deferred financing costs are recorded at cost and amortized using the effective interest method.

Transaction-Related Costs

Direct transaction-related costs consist of costs incurred in connection with the Business Combination. These costs, totaling $0.1 million for July 20, 2016 through September 30, 2016 (Successor), are reflected in selling, general and administrative expenses in the respective consolidated income statements. 1347 Capital Corp. also incurred transaction costs of $5.9  million independently prior to the Business Combination, and since the Company’s financial results prior to the Business Combination are not consolidated with the Predecessor (see Note 2 – Basis of Presentation), those costs are not reflected in the Predecessor financial statements, but are disclosed herein.

Debt Extinguishment

On July 20, 2016, in connection with the Business Combination, Limbach refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement, and incurred lender and third party costs which were all capitalized on the balance sheet. The refinancing qualified as debt extinguishment under GAAP. Accordingly, all unamortized debt issuance costs related to the original debt were expensed.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income plus depreciation and amortization expense, interest expense, taxes, and non-operating expenses such as management fees and consulting fees. We believe that Adjusted EBITDA is meaningful to our investors to enhance their understanding of our financial performance for the current period exclusive of expenses that will not reoccur. We understand that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Our calculation of Adjusted EBITDA, however, may not be comparable to similarly titled measures reported by other companies. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income calculated in accordance with GAAP. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes. A reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is provided under “Reconciliation of non-GAAP financial measures” in the Results of Operations section.

Income Tax Expenses

Following the Business Combination, Limbach is taxed as a C Corporation. The Limbach (Predecessor) financial information included herein reflect our results as a limited liability company taxed as a partnership for federal income purposes. As a partnership, our profits were not taxed at the entity level. Following the Business Combination, our financial results include the effects of federal income taxes which will be paid at the parent level.

Provision for Income Taxes

The Company’s current federal and state income taxes are $0.4 million which are offset by $2.7 million of deferred income tax benefits for a net deferred income tax benefit of $2.3 million for the period from July 20, 2016 through September 30, 2016 (Successor). The Company has a net deferred tax asset of $3.1 million as of September 30, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.3 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.3 million of deferred income tax benefit, and an unusually high effective tax rate of 364.6%, within the Successor period from July 20, 2016 through September 30, 2016. See Note 10 “Income Taxes” in the Notes to Condensed Consolidated Financial Statements.

The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Construction and Service Backlog Information

Our contract backlog consists of the remaining unearned revenue on awarded contracts. Backlog is not a term recognized under GAAP; however, it is a common measurement used in our industry. Once we have successfully negotiated a project and have received written confirmation of the contract being awarded to us, we record the value of the contract as backlog. Consequently, contract backlog is also an important factor we use to monitor our business. The duration of our contracts vary significantly from months to years and our backlog is subject to increases as projects are added. Our backlog does not necessarily represent the amount of work that we are currently negotiating or pursuing at any given time. It is also subject to change as contract backlog can increase or decrease due to contract change orders.

Upon the closing of the Business Combination, the Company recognized intangible assets for the fair value of both Construction and Service backlogs. See Note 4 – “Business Combination” in the Notes to Condensed Consolidated Financial Statements.

Given the multi-year duration of many of our contracts, backlog revenue is expected to be earned over a period that will extend beyond a given year. Many of our contracts contain provisions that allow the contract to be canceled at any time; however, we can generally recover costs incurred up to the date of cancellation.

Construction backlog at September 30, 2016 and December 31, 2015 was $402.0 million and $355.4 million, respectively. The increase of Construction backlog is driven by two branches, Mid Atlantic $61.2 million and Michigan $33.0 million, offset by a decrease of $31.9 million in Florida. Of the backlog at September 30, 2016, we expect to recognize approximately $91.1 million by the end of 2016. In addition, Service backlog as of September 30, 2016 and December 31, 2015 was $48.1 million and $22.7 million, respectively.

(Amounts in millions)
Construction Backlog Reconciliation
Backlog at December 31, 2015	$355.4
New contract awards	304.0
Revenue recognized	(257.4)
Backlog as of September 30, 2016	$402.0

Surety Bonding

In connection with our business, occasionally we are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically have face amounts ranging from $0.5 million to in excess of $25.0 million, and up to $100.0 million for a current project. As of September 30, 2016, we had approximately $166.6 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors with limited bonding capacity.

Operating Segments

We manage and measure the performance of our business in two distinct operating segments: Construction and Service. These segments are reflective of how the Company’s chief operating decision makers review operating results for the purposes of allocating resources and assessing performance. Our chief operating decision makers are our chief executive officer, chief financial officer and chief operating officer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies below. Management evaluates performance based on income from operations of the respective business units after the allocation of corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our corporate office provides selling, general and administrative support services to our two operating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense.

 We do not identify capital expenditures and total assets by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Results of Operations

Comparison of Results of Operations for July 20, 2016 through September 30, 2016 (Successor), July 1, 2016

Through July 19, 2016 (Predecessor), and July 1, 2015 through September 30, 2015 (Predecessor)

The following table presents operating results for July 20, 2016 through September 30, 2016 (Successor), July 1, 2016 through July 19, 2016 (Predecessor) and July 1, 2015 through September 30, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	July 20, 2016 through September 30, 2016			July 1, 2016 through July 19, 2016			July 1, 2015 through September 30, 2015
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$73,917	80.4%		$24,150	89.7%		$66,739	80.5%
Service	17,972	19.6%		2,774	10.3%		16,160	19.5%
Total revenue	91,889	100.0%		26,924	100.0%		82,899	100.0%

Cost of revenue:
Construction	65,868	89.1	%(1)	21,511	89.1	%(1)	58,724	88.0	%(1)
Service	13,950	77.6	%(2)	2,259	81.4	%(2)	12,656	78.3	%(2)
Total cost of revenue	79,818	86.9%		23,770	88.3%		71,380	86.1%
Selling, general and administrative
Construction	4,399	4.8%		1,149	4.3%		4,981	6.0%
Service	2,431	2.6%		563	2.1%		2,419	2.9%
Corporate	3,377	3.7%		2,187	8.1%		1,807	2.2%
Total selling, general and administrative expenses	10,207	11.1%		3,899	14.5%		9,207	11.1%

Amortization of intangibles	1,454	1.6%		-	0.0%		-	0.0%
Operating Income	410	0.4%		(745)	-2.8%		2,312	2.8%
Other expenses:
Corporate	874	1.0%		174	0.6%		835	1.0%
Total other expenses	874	1.0%		174	0.6%		835	1.0%
(Loss) income from operations before provision for income taxes	(464)	-0.5%		(919)	-3.4%		1,477	1.8%
Income tax benefit	2,277	2.5%		-	0.0%			0.0%

Net (loss) income	1,813	2.0%		(919)	-3.4%		1,477	1.8%
Dividends on redeemable convertible preferred stock	160	0.2%		-	0.0%			0.0%

Net (loss) income attributable to Limbach common stockholders	$1,653	1.8%		$(919)	-3.4%		$1,477	1.8%

(1) As a percentage of Construction revenue.

(2) As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor	Predecessor
(Amounts in thousands except for percentages)	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016	July 1, 2015 through September 30, 2015	Increase/ (Decrease)
	($)	($)	($)	($)	(%)
Revenue:
Construction	$73,917	$24,150	$66,739	$31,328	46.9%
Service	17,972	2,774	16,160	4,586	28.4%
Total revenue	91,889	26,924	82,899	35,914	43.3%

Cost of revenue:
Construction	65,868	21,511	58,724	28,655	48.8%
Service	13,950	2,259	12,656	3,553	28.1%
Total cost of revenue	79,818	23,770	71,380	32,208	45.1%

Gross Profit:
Construction	8,049	2,639	8,015	2,673	33.3%
Service	4,022	515	3,504	1,033	29.5%
Total gross profit	12,071	3,154	11,519	3,706	32.2%

Selling, general and administrative expenses:
Construction	4,399	1,149	4,981	567	11.4%
Service	2,431	563	2,419	575	23.8%
Corporate	3,377	2,187	1,807	3,757	207.9%
Total selling, general and administrative expenses	10,207	3,899	9,207	4,899	53.2%

Amortization of intangibles	1,454	-	-	1,454	100.0%

Income (loss) from operations:
Construction	3,650	1,490	3,034	2,106	69.4%
Service	1,591	(48)	1,085	458	42.2%
Corporate	(4,831)	(2,187)	(1,807)	(5,211)	288.4%
Total income (loss) from operations	410	(745)	2,312	(2,647)	-114.5%

Revenue

Revenue was $91.9 million for July 20, 2016 through September 30, 2016 (Successor) and $26.9 million for July 1, 2016 through July 19, 2016 (Predecessor) as compared to $82.9 million for July 1, 2015 through September 30, 2015. Revenue increased $35.9 million, or 43.3%, for July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. Construction revenue increased by $31.3 million, or 46.9%, and Service revenue increased by $4.6 million, or 28.4%. The increase in Construction revenue was primarily driven by growth in Southern California ($4.1 million), Florida ($7.5 million) and Michigan ($17.5 million). The increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. All regions, with the exception of Michigan experienced growth in Service revenue between Q3 2015 compared to Q3 2016.

Gross Profit

Gross profit was $12.1 million for July 20, 2016 through September 30, 2016 (Successor) and $3.2 million for July 1, 2016 through July 19, 2016 (Predecessor) as compared to $11.5 million for July 1, 2015 through September 30, 2015. Gross profit increased $3.7 million, or 32.2%, for July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. Construction gross profit increased $2.7 million, or 33.3%. Service gross profit increased $1.0 million, or 29.5%. The increase in gross profit resulted from an increase in revenue. The total gross profit percentage decreased from 13.9% as of September 30, 2015 to 12.8 % as of September 30, 2016. The increase in construction gross profit was driven by Florida $1.5 million and Michigan $1.2 million. Service gross profit percentage of 21.9% for July 1, 2016 through September 30, 2016 represented an increase from 21.7% for the three months ended September 30, 2015 due to the growth of the service contract maintenance base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.2 million for July 20, 2016 through September 30, 2016 (Successor) and $3.9 million for July 1, 2016 through July 19, 2016 (Predecessor) as compared to $9.2 million for July 1, 2015 through September 30, 2015. Selling, general and administrative expenses increased $4.9 million, or 53.2%, for July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. For the period from July 1, 2016 through July 19, 2016 (Predecessor), the Company incurred $1.5 million related to stock option compensation expense incurred in connection with the Business Combination. The Successor incurred direct transaction costs of $0.1 million and other compensation expense of $0.6 million related to the Business Combination. The remaining increase was primarily due to an increase in the salary and benefits for selling and support staff at corporate, and additional staff in Michigan and Florida to support the backlog and Eastern PA and Western PA staff additions. The company also added to its Service sales staff.

Amortization of intangibles

Total amortization expense for the amortizable intangible assets was $1.4 million for July 20, 2016 through September 30, 2016 (Successor). There were no intangible assets in the Predecessor periods, and accordingly no amortization expense.

Other Expense

Other expense was $0.9 million for July 20, 2016 through September 30, 2016 (Successor) and $0.2 million for July 1, 2016 through July 19, 2016 (Predecessor) as compared to $0.8 million for July 1, 2015 through September 30, 2015. Other expense increased $0.3 million, or 25.6%, for July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor) as compared to the comparable period for 2015, due to an increase in interest expense of $0.2 million, resulting from the new senior term debt. New construction projects began during the first half of 2016 which required additional working capital and revolver borrowing. As these projects progress, we anticipate that our borrowing needs will decrease.

Provision for Income Taxes

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation. The Company’s current federal and state income taxes are $0.4 million which are offset by $2.7 million of deferred income tax benefits for a net deferred income tax benefit of $2.3 million for the period from July 20, 2016 through September 30, 2016 (Successor). The Company has a net deferred tax asset of $3.1 million as of September 30, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.3 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.3 million of deferred income tax benefit, and an unusually high effective tax rate of 364.6%, within the Successor period from July 20, 2016 through September 30, 2016.

Comparison of Results of Operations for July 20, 2016 through September 30, 2016 (Successor), January 1, 2016

Through July 19, 2016 (Predecessor), and January 1, 2015 through September 30, 2015 (Predecessor)

The following table presents operating results for July 20, 2016 through September 30, 2016 (Successor), January 1, 2016 through July 19, 2016 (Predecessor) and January 1, 2015 through September 30, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	July 20, 2016 through September 30, 2016			January 1, 2016 through July 19, 2016			January 1, 2015 through September 30, 2015
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$73,917	80.4%		$183,100	82.7%		$194,284	81.1%
Service	17,972	19.6%		38,291	17.3%		45,286	18.9%
Total revenue	91,889	100.0%		221,391	100.0%		239,570	100.0%

Cost of revenue:
Construction	65,868	89.1	%(1)	162,800	88.9	%(1)	172,147	88.6	%(1)
Service	13,950	77.6	%(2)	30,111	78.6	%(2)	35,173	77.7	%(2)
Total cost of revenue	79,818	86.9%		192,911	87.1%		207,320	86.5%
Selling, general and administrative
Construction	4,399	4.8%		11,680	5.3%		14,982	6.3%
Service	2,431	2.6%		6,302	2.8%		7,452	3.1%
Corporate	3,377	3.7%		6,033	2.7%		5,020	2.1%
Total selling, general and administrative expenses	10,207	11.1%		24,015	10.8%		27,454	11.5%

Amortization of intangibles	1,454	1.6%		-	0.0%		-	0.0%
Operating Income	410	0.4%		4,465	2.0%		4,796	2.0%
Other expenses:
Corporate	874	1.0%		1,897	0.9%		2,357	1.0%
Total other expenses	874	1.0%		1,897	0.9%		2,357	1.0%
(Loss) income from operations before provision for income taxes	(464)	-0.5%		2,568	1.2%		2,439	1.0%
Income tax benefit	2,277	2.5%		-	0.0%			0.0%

Net (loss) income	1,813	2.0%		2,568	1.2%		2,439	1.0%
Dividends on redeemable convertible preferred stock	160	0.2%		-	0.0%			0.0%

Net (loss) income attributable to Limbach common stockholders	$1,653	1.8%		$2,568	1.2%		$2,439	1.0%

(1) As a percentage of Construction revenue.

(2) As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor	Predecessor
(Amounts in thousands except for percentages)	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through September 30, 2015	Increase/ (Decrease)
	($)	($)	($)	$	%
Revenue:
Construction	$73,917	$183,100	$194,284	$62,733	32.3%
Service	17,972	38,291	45,286	10,977	24.2%
Total revenue	91,889	221,391	239,570	73,710	30.8%

Cost of revenue:
Construction	65,868	162,800	172,147	56,521	32.8%
Service	13,950	30,111	35,173	8,888	25.3%
Total cost of revenue	79,818	192,911	207,320	65,409	31.5%

Gross Profit:
Construction	8,049	20,300	22,137	6,212	28.1%
Service	4,022	8,180	10,113	2,089	20.7%
Total gross profit	12,071	28,480	32,250	8,301	25.7%

Selling, general and administrative expenses:
Construction	4,399	11,680	14,982	1,097	7.3%
Service	2,431	6,302	7,452	1,281	17.2%
Corporate	3,377	6,033	5,020	4,390	87.5%
Total selling, general and administrative expenses	10,207	24,015	27,454	6,768	24.7%

Amortization of intangibles	1,454	-	-	1,454	100.0%

Income (loss) from operations:
Construction	3,650	8,620	7,155	5,115	71.5%
Service	1,591	1,878	2,661	808	30.4%
Corporate	(4,831)	(6,033)	(5,020)	(5,844)	116.4%
Total income (loss) from operations	410	4,465	4,796	79	1.6%

Revenue

Revenue was $91.9 million for July 20, 2016 through September 30, 2016 (Successor) and $221.4 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $239.6 million for January 1, 2015 through September 30, 2015. Revenue increased $73.7 million, or 30.8%, for July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. Construction revenue increased by $62.7 million, or 32.3%, and Service revenue increased by $11.0 million, or 24.2%. The increase in Construction revenue was primarily driven by growth in the Southern California ($22.3 million), Florida ($17.2 million), and Michigan ($29.1 million) regions and partially offset by decline in the Mid Atlantic ($9.1 million) region. The $13.9 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Ohio $5.9 million, Florida $4.3 million, and Southern California $2.6 million caused the overall service revenue growth.

Gross Profit

Gross profit was $12.1 million for July 20, 2016 through September 30, 2016 (Successor) and $28.5 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $32.3 million for January 1, 2015 through September 30, 2015. Gross profit increased $8.3 million, or 25.7%, for July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. Construction gross profit increased $6.2 million, or 28.1%. Service gross profit increased $2.1 million, or 20.7%. The increase in gross profit resulted from increase in revenue. The total gross profit percentage decreased from 13.5% as of September 30, 2015 to 12.9% as of September 30, 2016. The increase in Construction gross profit was primarily driven by growth in the Southern California $2.5 million, Florida $2.4 million, Michigan $2.5 million regions and partially offset by decline in the Mid Atlantic $1.5 million. Service gross profit percentage of 21.7% for January 1, 2016 through September 30, 2016 represented a decrease from 22.3% for January 1, 2015 through September 30, 2015 due to the Company performing larger service projects which produce higher gross profit dollars at a lower gross profit percentage indicating that the core annuity like service and maintenance business continues to grow and produce favorable gross margin. Growth in Ohio $1.1 million, Florida $1.0 million, and Southern California $.5 million caused the overall Service gross profit growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.2 million for July 20, 2016 through September 30, 2016 (Successor) and $24.0 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $27.4 million for January 1, 2015 through September 30, 2015. Selling, general and administrative expenses increased $6.8 million, or 24.7%, for July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. For the period from January 1, 2016 through July 19, 2016 (Predecessor), the Company incurred $1.5 million related to stock option compensation expense incurred in connection with the Business Combination. The Successor incurred transaction costs of $0.1 million and other compensation expense of $0.6 million related to the Business Combination. The remaining increase was primarily due to an increase in the salary and benefits for selling and support staff at corporate, additional incentive accrual, investment in IT infrastructure and additional staff in Michigan and Florida to support backlog.

Amortization of intangibles

Total amortization expense for the amortizable intangible assets was $1.4 million for July 20, 2016 through September 30, 2016 (Successor). There were no intangible assets in the Predecessor periods, and accordingly no amortization expense.

Other Expense

Other expense was $0.9 million for July 20, 2016 through September 30, 2016 (Successor) and $1.9 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $2.4 million for January 1, 2015 through September 30, 2015 (Predecessor). Other expense increased $0.4 million, or 17.6%, for July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) as compared to the comparable period for 2015, due to an increase in interest expense of $0.4 million, resulting from the new senior debt which has a much higher balance in the Successor period, as well as a higher subordinated debt balance from January 1, 2016 to July 19, 2016 (Predecessor) versus January 1, 2015 through September 30, 2015 (Predecessor). New construction projects began during the first half of 2016 which required additional working capital and revolver borrowing. As these projects progress, we anticipate that our borrowing needs will decrease.

Provision for Income Taxes

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation. The Company’s current federal and state income taxes are $0.4 million which are offset by $2.7 million of deferred income tax benefits for a net deferred income tax benefit of $2.3 million for the period from July 20, 2016 through September 30, 2016 (Successor). The Company has a net deferred tax asset of $3.1 million as of September 30, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.3 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.3 million of deferred income tax benefit, and an unusually high effective tax rate of 364.6%, within the Successor period from July 20, 2016 through September 30, 2016.

Seasonality, Cyclicality and Quarterly Trends

Severe weather can impact our operations. In the northern climates where we operate, and to a lesser extent the southern climates as well, severe winters can slow our productivity on construction projects, which shifts revenue and gross profit recognition to a later period. Our maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for our maintenance services, whereas severe weather may increase the demand for our maintenance and spot services. Our operations also experience mild cyclicality, as building owners typically work through maintenance and capital projects at an increased level during the third and fourth calendar quarters of each year.

Effect of Inflation

The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial. When appropriate, we include cost escalation factors into our bids and proposals. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects.

Non-GAAP Measures

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income, plus depreciation and amortization expense, interest expense, taxes, and non-operating expenses such as management and consulting fees. We believe that Adjusted EBITDA is meaningful to our investors to enhance their understanding of our financial performance for the current period exclusive of expenses that will not reoccur. We understand that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties as a measure of financial performance and to compare our performance with the performance of other companies that report Adjusted EBITDA. Our calculation of Adjusted EBITDA, however, may not be comparable to similarly titled measures reported by other companies. When assessing our operating performance, investors and others should not consider this data in isolation or as a substitute for net income calculated in accordance with GAAP. Further, the results presented by Adjusted EBITDA cannot be achieved without incurring the costs that the measure excludes. A reconciliation of Adjusted EBITDA to net income, the most comparable GAAP measure, is provided under “Reconciliation of non-GAAP financial measures” in the Results of Operations section below.

Reconciliation of Non-GAAP Financial Measures

The table below reconciles net income (the most comparable GAAP financial measure) to Adjusted EBITDA for the periods presented in this table and elsewhere in this report. The notes to the table below contain a further description of the adjustments.

	Successor	Predecessor
	July 20, 2016	July 1, 2016	July 1, 2015
	through	through	through
	September 30, 2016	July 19, 2016	September 30, 2015
(Amounts in thousands)	($)	($)	($)
Net income	$1,813	$(919)	$1,477

Adjustments:
Depreciation and amortization	2,789	149	594
Interest Expense	853	179	829
Taxes and other	(2,277)	-	147
Management Fees (1)	-	71	341
Consulting fees (2)	-	-	35

Adjusted EBITDA attributable to Limbach common stockholders	$3,178	$(520)	$3,423

	Successor	Predecessor
	July 20, 2016	January 1, 2016	January 1, 2015
	through	through	through
	September 30, 2016	July 19, 2016	September 30, 2015
(Dollar amounts in thousands)	($)	($)	($)
Net income	$1,813	$2,568	$2,439

Adjustments:
Depreciation and amortization	2,789	1,582	1,852
Interest Expense	853	1,898	2,361
Taxes and other	(2,277)	-	154
Management Fees (1)	-	693	1,019
Consulting fees (2)	-	-	242

Adjusted EBITDA attributable to Limbach common stockholders	$3,178	$6,741	$8,067

(1) Limbach paid management fees to its majority shareholder and a minority shareholder group. Total management fees were $0.1 million for July 1, 2016 through July 19, 2016 (Predecessor). Total management fees were $0.7 million for January 1, 2016 through July 19, 2016 (Predecessor). The management agreement terminated upon closing of the Business Combination.

(2) The Company employed a management consulting firm to undertake a onetime assessment of all existing senior management staff. Limbach incurred $0.2 million of expenses related to the onetime assessment of existing senior management staff. The Company continues to employ the consultant for new hire assessment and other projects and expenses are recognized in the current year and these new expenses are not considered an Adjusted EBITDA adjustment.

Liquidity and Capital Resources

Summary of Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks and institutional lenders.

As is typical in the construction industry, particularly for growing companies, we from time to time experience negative operating cash flows. Our current negative trends result from retention terms, common in the industry, which allow the owner and/or general contractor to retain up to 10.0% of each bill until the project is complete to ensure the construction company completes the project or the owner/general contractor has funds to complete the job if the contractor defaults; guaranteed maximum price contracts that limit the monthly billing and fee recognition; and on many of our construction projects, we incur higher expenses early in the project relative to collections for the work, which collections increase as the projects continue. Billing and collections on these projects are increasing on a monthly basis and management expects the negative cash trend will be reversed as these projects mature, cash is collected, and profits increase. For these reasons, management believes our cash position will stabilize in the fourth quarter of 2016. Management further expects that high volumes of service work, which is less sensitive to the cash flow issues presented by large construction projects, will further alleviate the negative cash flow trends.

We believe our current cash and cash equivalents of $0.5 million, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $9.9 million of availability as of September 30, 2016) will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Additionally, we expect that certain non-cash items, including certain deferred tax assets resulting from accumulated Net Operating Losses generated by the Company prior to the Business Combination, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

The following table reflects our available funding capacity as of September 30, 2016:

(In thousands)
Available Funding Capacity
Cash & Cash Equivalents		$546
Credit agreement:
Revolving credit facility	$25,000
Term Loan	23,250
Subordinated debt	13,084
State of Ohio	52
	61,386
Outstanding borrowings	(48,144)
Issued letters of credit	(3,390)

Net credit agreement capacity available		9,852

Total available funding capacity		$10,398

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid on a bi-weekly basis, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2016, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	Successor	Predecessor
	As of
	September 30,	December 31,
(In thousands, except ratios)	2016	2015
Current assets	$153,896	$114,071
Current liabilities	(117,359)	(87,199)

Net Working capital	$36,537	$26,872
Current Ratio*	1.31	1.31

*	Current ratio is calculated by dividing current assets by current liabilities.

The following table presents summary cash flow information for the periods indicated:

	Successor	Predecessor
	July 20, 2016	January 1, 2016	January 1, 2015
	through	through	through
	September 30, 2016	July 19, 2016	September 30, 2015
(Amounts in thousands)
Net cash provided by (used in)
Operating activities	$(15,383)	$1,639	$(7,455)
Investing activities	(13,013)	(2,107)	(797)
Financing activities	28,682	(5,401)	(157)
Net increase (decrease) in cash	$286	$(5,869)	$(8,409)

Property and Equipment financed with capital leases	467	1,014	834

Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by (used in) operating activities was $(15.4) million for July 20, 2016 through September 30, 2016 (Successor) and $1.6 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $(7.4) million for January 1, 2015 through September 30, 2015. For July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor), we used cash and cash equivalents of $13.8 million for operating activities. We experienced an increase in receivables of $37.1 million and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $7.9 million offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $17.1 million. The increase in receivables was due to several large payments in our Michigan, Mid Atlantic, and Southern California branches that were expected on or before September 30 not being collected until the first week of October. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to our contractual terms related to billings on several large guaranteed maximum price contracts in New England, Mid Atlantic and Southern California and slow owner and general contractor approval on authorized change orders in Mid Atlantic and Southern California. Non-cash charges for depreciation and amortization increased by $2.5 million to $4.4 million in nine months 2016 from $1.9 million in 2015 due primarily to the amortization of intangible assets acquired as part of the acquisition of Limbach Holdings LLC in the third quarter of 2016.

For January 1, 2015 through September 30, 2015 (Predecessor), we used cash and cash equivalents of $7.5 million. We experienced a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $7.5 million and an increase in receivables of $5.5 million offset by an increase in accrued expenses and other current liabilities of $3.7 million and capitalized deferred interest on subordinated debt of $2.0 million. The decrease in costs and estimated earnings in excess of billings on uncompleted contracts was due to settlement of authorized change orders and the subsequent billing of the change orders. The increase in accrued expenses and other current liabilities was due to accrued payroll and incentive accrual. The increase in receivables was due to additional business volume.

Cash Flows Used in Investing Activities

Cash flows used in investing activities was $13.0 million for July 20, 2016 through September 30, 2016 (Successor) and $2.1 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $0.8 million for January 1, 2015 through September 30, 2015. Cash used in investing activities was $15.1 million for July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor), primarily as a result of $32.2 million cash used in the acquisition of Limbach Holdings LLC offset by $19.5 million in proceeds from the 1347 Capital trust account.

Cash used in investing activities was $0.8 million for the nine months ended September 30, 2015, primarily as a result of cash outflows for capital expenditures.

The majority of our 2016 capital additions pertain to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities was $28.7 million for July 20, 2016 through September 30, 2016 (Successor) and $(5.4) million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $(0.2) million for January 1, 2015 through September 30, 2015. On July 20, 2016, in coordination with the Business Combination, the Company entered into a $25.0 million revolving credit facility (current proceeds of which are $15.1 million), a $24.0 million term loan and a $13.0 million subordinated debt facility. The Company also paid down its previous subordinated debt facility of $23.6 million, its revolving credit facility of $8.4 million and made term loan payments of $1.3 million. The Company also received proceeds of $9.9 million from the issuance of redeemable preferred convertible preferred stock.

For January 1, 2016 through July 19, 2016 (Predecessor), we used cash and cash equivalents of $5.4 million, in financing activities, primarily due to net reduction of long-term debt in the form of revolver credit of $3.5 million, term loan payments of $1.0 million and capital lease payments of $0.7 million.

For January 1, 2015 through September 30, 2015 (Predecessor), we used net cash and cash equivalents of $0.2 million in financing activities, primarily due to net increase of long-term debt in the form of revolver credit of $2.3 million offset by term loan payments of $1.6 million and capital lease payments of $0.8 million.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support it, and increased selling, general and administrative expenses to support the anticipated growth in our operations and regulatory requirements as a new public company. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Debt and Other Obligations

In January 2016 we amended our prior credit facility, resulting in a $35.0 million line of credit with a commercial bank, which contained a variable interest at one-month LIBOR plus 2.75% (2.99% at December 31, 2015), and was due to expire May 2018. This line of credit was refinanced as disclosed below. The line of credit was subject to certain financial covenants. Prior to the Business Combination, we were in compliance with all the bank covenants related to the line of credit. Prior to the Business Combination, there were $3.5 million of borrowings under the line of credit. At September 30, 2015 and December 31, 2015, we were in compliance with all the bank covenants related to the line of credit. As of September 30, 2015, there were $6.8 million of borrowings under our prior line of credit.

On July 20, 2016 in connection with the Business Combination, Limbach refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement, and incurred lender and third party costs which were all capitalized on the balance sheet. The refinancing qualified as debt extinguishment under GAAP. The Credit Agreement provides for a $25.0 million line of credit and a $24.0 million term loan with a consortium of four commercial banks. The loans have a variable interest rate based on one-month LIBOR and expire in July 2021. The loans are subject to certain financial covenants. The Company entered into the Subordinated Loan Agreement, which provides for a new $13.0 million subordinated note at 16.0% interest with 13.0% interest paid in cash and the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. The subordinated loan matures in July 2022. As of September 30, 2016, we were in compliance with all the financial and other covenants related to the Credit Agreement and the Subordinated Loan Agreement. As of September 30, 2016, there were $11.7 million of borrowings under the line of credit and $3.4 million in letters of credit.

Income Taxes

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation. The Company’s current federal and state income taxes are $0.4 million which are offset by $2.7 million of deferred income tax benefits for a net deferred income tax benefit of $2.3 million for the period from July 20, 2016 through September 30, 2016 (Successor). The Company has a net deferred tax asset of $3.1 million as of September 30, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.3 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.3 million of deferred income tax benefit, and an unusually high effective tax rate of 364.6%, within the Successor period from July 20, 2016 through September 30, 2016.

Insurance and Self-Insurance

We purchase workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with an independent insurer. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in Accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheets.

We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as a current liability in Accrued expenses and other current liabilities.

The components of the self-insurance are reflected below:

	Successor	Predecessor
	July 20, 2016	January 1, 2016	January 1, 2015
	through	through	through
	September 30, 2016	July 19, 2016	September 30, 2015
(Amounts in thousands)
Current liability – workers’ compensation and general liability	$339	$342	$619
Current liability – medical and dental	310	350	259
Non-current liability	616	553	531

Total liability	$1,265	$1,245	$1,409
Cash and cash equivalents-restricted	$63	$63	$63

The restricted cash balance represents cash set aside for the funding of workers’ compensation and general liability insurance claims. This amount is replenished when depleted, or at the beginning of each month.

Multiemployer Plans

We participate in approximately 50 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by us may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

An FIP or RP requires a particular MEPP to adopt measures to correct its underfunding status. These measures may include, but are not limited to an increase in a company’s contribution rate as a signatory to the applicable CBA, or changes to the benefits paid to retirees. In addition, the PPA requires that a 5.0% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10.0% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.

We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity.

Related-Party Transactions

Predecessor

In 2002 Limbach Management Holding Company, LLC (LMHC) contributed capital of $4.0 million to Limbach Holdings LLC, of which $1.0 million was evidenced by a note payable to the Company which is included in Member's Equity. The interest rate on the note was 6.0%. The note matured upon the earlier of the date of a change in control (as defined in the note), the date that was one year after the consummation of an initial public offering of the Company, or the date on which there was a dissolution of the Company. If accrued interest was outstanding, interest receivable related to the note would be included in other assets. The note, together with accrued interest, of $1.0 million was paid at the consummation of the Business Combination on July 20, 2016.

The Company also had a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC (FdG), for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50,000 by LMHC and $250,000 by FdG. Amounts owed to LMHC relating to the agreement totaled $50,000 at December 31, 2015, and amounts owed to FdG relating to the agreement totaled $250,000 at December 31, 2015. Total management fees were $0.1 million for July 1, 2016 through July 19, 2016 (Predecessor) and $0.7 million for January 1, 2016 through July 19, 2016 (Predecessor). The LMHC and FdG management services agreements were both terminated on July 20, 2016, the date of the Business Combination.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Part I. Item 1, “Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 3, Accounting Standards”, for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.

Significant Accounting Policies and Significant Estimates

Our Condensed Consolidated Financial Statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to Condensed Consolidated Financial Statements. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) service contracts; (b) collectability or valuation of accounts receivable; (c) costs and earnings in excess of billings and billings in excess of costs and earnings; (d) property and equipment; (e) fair value measurements; (f) stock based compensation; (g) impairment of both definite and indefinite lived intangibles; (h) long-lived assets; (i) insurance reserves; (j) tax valuation allowance; (k) accounting for the business combination and (l) joint ventures.

Revenue and Cost Recognition

We believe our most significant accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Percentage-of-completion accounting is the prescribed method of accounting for long-term contracts in accordance with Accounting Standard Codification (“ASC”) Topic 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”, and, accordingly, is the method used for revenue recognition within our industry. Revenue from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials contracts are recognized as services are performed.

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. Contract revenue for long-term construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized claims. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

In addition to revenue recognition for long-term construction contracts, the Company recognizes revenue from service contracts as these services are performed. There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period, typically of one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenue have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in Costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts ranges from one month to three years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.

Costs and Earnings in Excess of Billings and Billings in Excess of Costs and Earnings

The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue earned and recognized in advance of billings. The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in advance of revenue recognized. These amounts will generally be billable or recognizable, as applicable, in the next twelve months. We generally consider collection risk to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

Accounts Receivable

Accounts receivable include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price, typically 10%, to be withheld by the customer until after the Company has completed work on the project. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected after project completion.

The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Management provides for probable uncollectible accounts through a charge to earnings and a credit to the valuation account based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable.

Property and Equipment

Property and equipment, including purchases financed through capital leases, are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Fair Value Measurements

The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data; and

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Successor

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and amounts drawn under the revolving portion of the new senior credit facility consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the term portion of the new senior credit facility approximates its fair value due to the variable rate on such debt. Management also believes that the carrying value of the subordinated debt approximates fair value due to its recent issuance and comparable term sheets received from non-traditional lenders. Based on this analysis the Company determined as of September 30, 2016 the fair value of its subordinated debt of $13.1 million approximates its carrying value.

Predecessor

The carrying value of the Predecessor debt associated with the Company’s senior credit facility approximates its fair value due to the variable rate on such debt. The fair value of the Company’s subordinated debt was determined based upon Level 3 inputs including a comparison to current market conditions as shown by relevant indexes and average yields, security specific leverage, and seniority within the capital structure.

Stock Based Compensation

Predecessor

The Company measured future compensation expense for all stock options and warrants based on the fair value of the awards at the grant date using the Black-Scholes option pricing model. The Company’s Predecessor stock options could only be exercised with a change in control of the Company, consummation of an initial public offering, or dissolution of the Company, as defined by the agreement. In conjunction with the Business Combination on July 20, 2016, the Predecessor options were exercised in a cashless exercise and compensation expense for all outstanding options was recorded in the predecessor period from January 1, 2016 to July 19, 2016.

Successor

Upon approval of the Business Combination, the Company adopted the 1347 Capital Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control, including that, in the event of an involuntary termination of a participant’s employment in connection with a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and/or immediately exercisable. No options have been granted under the 2016 Plan.

Intangible Assets and Impairment

We review intangible assets with indefinite lives not subject to amortization for impairment each year, or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable.

We also review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives ranging from 1 to 7 years. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price or a significant adverse change in business climate or regulations.

Long-Lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate we feel is commensurate with the risk inherent in our business. Our impairment analysis contains estimates due to the inherently judgmental nature of forecasting long-term estimated cash flows and determining the ultimate useful lives of assets. Actual results may differ, which could materially impact our impairment assessment.

Business Combination

As a result of the Business Combination, the Company is the acquirer for accounting purposes and Limbach Holdings LLC (“LHLLC") is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the closing date of the Business Combination (Predecessor) and the period including and after that date (Successor). The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – “Business Combination” in the Notes to Condensed Consolidated Financial Statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

Joint Ventures

The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to Limbach’s sub-contract are recorded within the Company’s statement of operations and balance sheet, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue are equal to the sub-contracts it issues to the joint venture partners. The voting power and management of the joint ventures is shared by all joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC 323.

Contractual Obligations

The following table represents the Company’s contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to operating leases outstanding as of September 30, 2016:

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$11,775	$3,020	$4,211	$2,342	$2,202
Capital leases and deemed landlord financing	3,312	1,326	1,662	324	-
Long-term debt	48,144	3,052	6,750	25,258	13,084
Interest on long-term debt (1)	16,723	3,109	6,000	5,615	1,999
Purchase commitments (2)	137,731	123,589	14,039	103	-

Total	$217,685	$134,096	$32,662	$33,642	$17,285

1 - Interest on long-term debt includes interest due on subordinated debt at an interest rate of 16.00% (13.00% paid in cash quarterly and 3.00% deferred quarterly), interest due on the drawn portion of the revolver at interest rates of 6.25% and 4.27%, projected interest due on the outstanding term debt at an interest rate of 4.27% and a 0.50% unused commitment fee on the unused balance of the revolver.

2 - Purchase commitments represent open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in the Company's Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

Off-Balance Sheet and Other Arrangements

We did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rule 13a·l5(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness (as defined in SEC Rule 12b-2) in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that entity level and financial reporting controls were ineffective. As of September 30, 2016, the Company had not yet fully developed the required accounting and financial reporting control environment to achieve the precision and timeliness required for a public company. The infrastructure of the accounting department, including the complement of personnel, is not sufficient to account for complex transactions, such as Business Combinations, or to fully handle SEC reporting requirements. Additionally, limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis. Because the Company's financial statements are dependent on the effectiveness of these controls, these deficiencies can result in the increased chance of fraud occurring and not being detected or the increased likelihood of a material error in the Company's financial statements.

In light of the material weakness, we have retained a consulting firm with technical expertise in accounting and SEC reporting matters to support the preparation of our financial statements and assist us in performing additional analysis and other post-closing procedures to ensure that such financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented.

In addition, the Company has begun taking other steps to remediate the material weakness. We have hired additional personnel with relevant accounting experience, skills and knowledge. We intend to further review our finance and accounting functions to evaluate whether we have a sufficient number of appropriately trained and experienced personnel and plan to add new personnel as we deem necessary. With assistance from consulting firm resources, we have begun to implement enhancements to our disclosure controls and procedures including the establishment of a Disclosure Committee. The Company also began a comprehensive assessment, documentation and testing of our internal control over financial reporting pursuant to Management’s assertion requirements under section 404 (a) of the Sarbanes Oxley Act. We anticipate this work will include implementing remediation steps to address the material weakness discussed above. As we continue to evaluate and work to improve our internal control over

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a·l5(f) and l 5d-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of 1347 Capital’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against 1347 Capital, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleges that (1) the Defendants’ efforts to consummate the Business Combination are “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required 1347 Capital to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the shareholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of 1347 Capital’s Charter. The Complaint therefore seeks (a) a determination that the action is a proper class action and that Mr. Garfield is a proper class representative; (b) a determination that the action is a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement is void because it is ultra vires; (e) injunctive relief enjoining the merger and, if consummated, rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants intend to vigorously defend this lawsuit and believe that the Complaint is without merit because, among other things, 1347 Capital entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which 1347 Capital was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement is not incomplete and misleading.

The Company is also a party to legal and/or administrative proceedings arising in the ordinary course of its business. It is the opinion of management that the outcome of such proceedings will not have a material effect on the Company’s financial position and results of operations.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed under the caption “Risk Factors—Risks Related to Limbach’s Business and Industry” included in the Company’s final prospectus filed with the U.S. Securities and Exchange Commission on June 16, 2016, as amended and supplemented (the “Prospectus”). There have been no material changes to our risk factors previously disclosed under the caption “Risk Factors—Risks Related to Limbach’s Business and Industry” included in the Prospectus. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from our Public Offering

On July 21, 2014, we consummated the Public Offering of 4,000,000 units (the “Units”) at a price of $10.00 per unit, generating gross proceeds of $40,000,000. EarlyBirdCapital, Inc. acted as representative of the underwriters (the “Representative”). The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-195695). The SEC declared the registration statement effective on July 15, 2014.

On July 21, 2014 the underwriters exercised their over-allotment option in full and on July 23, 2014 purchased an additional 600,000 Units subject to such over-allotment option. The Units issued pursuant to the over-allotment option were sold at the Public Offering price of $10.00 per Unit, generating gross proceeds of $6,000,000. On July 21, 2014, simultaneously with the completion of the Public Offering, the Company also issued a unit purchase option (“UPO”) for $100 to the representative of the underwriters to purchase up to a total of 300,000 Units.

The Company incurred approximately $1,800,000 in costs related to the Public Offering, including a total of $1,380,000 in underwriting discounts paid to the underwriters and approximately $280,000 of legal expenses.

The Company engaged the Representative to act as its advisor in connection with the Company’s initial business combination to provide it with assistance in negotiating and structuring the terms of its initial business combination. The Company agreed to pay the Representative a cash fee equal to 3.5% of the total gross proceeds raised in the Public Offering, or $1,610,000, for such services upon the consummation of the Company’s initial business combination, exclusive of any applicable finders’ fees which might become payable, less up to 30% of such fee that the Company may allocate to one or more other advisors that assist it in identifying or consummating an initial business combination.

A total of $46,000,000 of the net proceeds from the Public Offering and the Private Placement were placed in a trust account established for the benefit of the Company’s public stockholders at JP Morgan Chase Bank, N.A. (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee.

In connection with the closing of the Company’s business combination with Limbach Holdings LLC (the “Business Combination”), the Company paid, using the funds in the Trust Account:

•	$28 million to the holders of a total of 2,800,000 shares of the Company’s common stock who elected to redeem their shares in connection with the Business Combination; and
•	$33 million to the sellers in the Business Combination.

Upon the closing of the Business Combination, the Company had total cash and cash equivalents of approximately $3.3 million, before payment of financial advisory fees and other fees and expenses associated with the Business Combination of approximately $5.3 million in the aggregate.

Shelf Registration Statement

On September 15, 2016, the Company filed a Registration Statement on Form S-3 (File No. 333-213646) (the “Form S-3”) to register for resale the up to 2,300,000 shares of common stock issuable upon the exercise of the 4,600,000 warrants that were issued as part of the Units in the Public Offering. The Form S-3 was declared effective by the SEC on September 22, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The Exhibit Index following the signature page hereto is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

Date: November 14, 2016	By:	/s/ Charles A Bacon, III
Charles A. Bacon, III
Chief Executive Officer (principal executive officer)

Date: November 14, 2016	By:	/s/ John T. Jordan, Jr.
John T. Jordan, Jr.
Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated March 23, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (“Merger Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated July 11, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 13, 2016).
2.3†	Amendment No. 2 to Agreement and Plan of Merger, dated July 18, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 18, 2016).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.2	Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.3	Certificate of Correction to Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 24, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.2	Warrant Agreement, dated as of July 15, 2014, by and between Continental Stock Transfer & Trust Company and 1347 Capital Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 21, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the SEC on June 27, 2014).
4.4	Form of Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
4.5	Form of Additional Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
10.1	Amended and Restated Registration Rights Agreement, dated as of July 20, 2016, by and among the Company and the parties named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.2	Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
10.3	Credit Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, Fifth Third Bank, The PrivateBank and Trust Company and Wheaton Bank & Trust Company, a subsidiary of Wintrust Financial Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.4	Security Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the other debtors party thereto and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.5	Copyright Collateral Agreement, dated as of July 20, 2016, by and between the Company and Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.6	Loan Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).

10.7	Subordination and Intercreditor Agreement, dated as of July 20, 2016, by and between Fifth Third Bank and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.8	Registration Rights Agreement, dated as of July 20, 2016, by and between the Company and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.9	Note issued by Limbach Facility Services LLC to Alcentra Capital Corporation, dated July 20, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.10	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.11	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and FdG HVAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.12	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.13	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

† The exhibits and schedules to these Exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally copies of such omitted exhibits and schedules to the SEC upon its request.

