Form 10-Q/A
period 2016-09-30
Limbach Holdings, Inc.
filed 2016-11-15
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

Limbach Holdings, Inc. (the “Company” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 14, 2016 (the “Original Filing”), solely to include Exhibit 101 pursuant to Rule 405 of Regulation S-T, the XBRL (eXtensible Business Reporting Language) Interactive Data File that was not previously filed with the Original Filing.

Except for the matters described above, this Amendment does not modify or update disclosures in, or exhibits to, the Original Filing. This Amendment speaks as of the original filing date of the Original Filing and does not reflect any events that may have occurred subsequent to the original filing date. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated March 23, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (“Merger Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
2.2†	Amendment No. 1 to Agreement and Plan of Merger, dated July 11, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 13, 2016).
2.3†	Amendment No. 2 to Agreement and Plan of Merger, dated July 18, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 18, 2016).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.2	Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.3	Certificate of Correction to Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 24, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.2	Warrant Agreement, dated as of July 15, 2014, by and between Continental Stock Transfer & Trust Company and 1347 Capital Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 21, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the SEC on June 27, 2014).
4.4	Form of Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
4.5	Form of Additional Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
10.1	Amended and Restated Registration Rights Agreement, dated as of July 20, 2016, by and among the Company and the parties named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.2	Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
10.3	Credit Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, Fifth Third Bank, The PrivateBank and Trust Company and Wheaton Bank & Trust Company, a subsidiary of Wintrust Financial Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).

10.4	Security Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the other debtors party thereto and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.5	Copyright Collateral Agreement, dated as of July 20, 2016, by and between the Company and Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.6	Loan Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.7	Subordination and Intercreditor Agreement, dated as of July 20, 2016, by and between Fifth Third Bank and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.8	Registration Rights Agreement, dated as of July 20, 2016, by and between the Company and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.9	Note issued by Limbach Facility Services LLC to Alcentra Capital Corporation, dated July 20, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.10	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.11	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and FdG HVAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.12	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.13*	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto.
31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

† The exhibits and schedules to these Exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally copies of such omitted exhibits and schedules to the SEC upon its request.

*Previously filed as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

Date: November 15, 2016	By:	/s/ Charles A. Bacon, III
Charles A. Bacon, III
Chief Executive Officer (principal executive officer)

Date: November 15, 2016	By:	/s/ John T. Jordan, Jr.
John T. Jordan, Jr.
Chief Financial Officer (principal financial officer and principal accounting officer)