Form 10-K
period 2016-12-31
Limbach Holdings, Inc.
filed 2017-04-17
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36541

LIMBACH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware, USA	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31 – 35th Street Pittsburgh, Pennsylvania	15201
(Address of principal executive offices)	(Zip Code)

1-412-359-2100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒   Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $42,596,000.

As of April 14, 2017, the number of shares outstanding of the registrant’s common stock was 7,454,491.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Shareholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.

Form 10-K

Part I

Item 1. Business

Limbach Holdings, Inc., formerly known as 1347 Capital Corp. (“1347 Capital”), (the “Company” or “Successor”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company was originally incorporated as a special purpose acquisition company on April 15, 2014, formed for the purpose of effecting a business combination with one or more businesses. On July 20, 2016 (the “Acquisition Date” or the “Closing Date”), the Company consummated a business combination (“Business Combination”) with Limbach Holdings LLC (“LHLLC”) and changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination in the Notes to Consolidated Financial Statements included herein for further discussion.

The Company is a commercial specialty contractor in the areas of heating, ventilation, air-conditioning (‘‘HVAC’’), plumbing, electrical and building controls for the design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades. Across the U.S., we provide comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefab construction, and the complete range of sustainable building solutions and practices. Our primary customers include: (i) general contractors (‘‘GCs’’) and construction managers (‘‘CMs’’) who serve as the prime contractors in designing and constructing commercial buildings for public, institutional (not-for-profit) and private owners; and (ii) building owners themselves, for ‘‘owner-direct’’ work in which we contract directly with the owners.

The Company operates its business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, sheet metal fabrication and installation, specialty piping and electrical services, and (ii) Service, in which we provide facility maintenance or smaller general construction services primarily related to HVAC, plumbing or electrical services.

Our core market sectors for new construction, renovations, energy retrofits and maintenance services consist of the following:

•	Healthcare facilities;
•	Education including schools and universities;
•	Sports & Amusement including sports arenas and related facilities;
•	Transportation including passenger terminals and maintenance facilities for rail and airports;
•	Government facilities including federal, state and local agencies;
•	Hospitality including hotels and resorts;
•	Corporate and commercial office buildings;
•	Retail and mixed use;
•	Residential multifamily apartment buildings (excluding condominiums); and
•	Industrial manufacturing.

These sectors are projected by FMI (a leading third-party consultant to the engineering and construction industry) to experience strong growth through 2020, as noted in their 2016 Construction Outlook, Third Quarter report. We are particularly focused on expanding our top four sectors noted above (Healthcare, Education, Sports & Amusement, and Transportation), leveraging our core areas of expertise and targeting projects with optimal risk/reward characteristics.

Our subsidiaries include Limbach Company LLC, which operates in regions that utilize organized union labor in New England, Eastern Pennsylvania, Western Pennsylvania, New Jersey, Ohio, Michigan and the Mid-Atlantic region; Limbach Company LP, operating in Southern California as a union operation; and Harper Limbach, our non-union, ‘‘open shop’’ division, which operates in Florida. Each of our operations (branches) provides design, construction and maintenance services in some or all of the HVAC, plumbing and electrical fields.

Among our core growth strategies is to offer design, construction and maintenance services of the full complement of HVAC, plumbing and electrical in all of our branch operations. We currently offer certain of these services in each of our branches, with electrical design, installation and maintenance services being offered primarily in our Mid-Atlantic branch. Over the coming years, we plan to further equip each of our branches to provide this combined offering. The approach of combined HVAC, plumbing and electrical is appealing to building owners who own and operate facilities with complex building systems. Through this core growth strategy, we envision further expansion of the electrical business across the rest of our company, following what we believe was a successful expansion of these services in the Mid-Atlantic region.

Complex systems lend themselves to delivery methodologies that fit our integrated business model, including design/assist, design/build and integrated project delivery. We believe that few specialty contractors in the United States offer fully-integrated HVAC, plumbing and electrical services. We believe our integrated approach provides a significant competitive advantage, especially when combined with our proprietary design and production software systems. Our integrated approach allows for increased prefabrication of HVAC components, improves cycle times for project delivery and reduces risks associated with onsite construction.

In 2016 and 2015, we were ranked the 12th largest mechanical contractor by Engineering News Record. For additional financial information about our operating segments, see also Note 14 – Operating Segments in the Notes to Consolidated Financial Statements.

Customers

Our customer base consists primarily of general contractors and construction managers, building owners or their representatives, and to a lesser degree, energy service companies (‘‘ESCOs’’).

We believe we have strong relationships with a majority of national commercial GC/CMs. As one of our core risk management processes, we are selective in choosing to work with GC/CMs that have similar core values to ours, have a solid payment history and who value our services and our reputation. Our top 10 core national GC/CM customers include the following (listed in alphabetical order):

•	Barton Malow
•	Gilbane Building Company
•	Hensel Phelps Construction
•	Lend Lease
•	PCL Construction
•	Skanska USA
•	Structuretone
•	Suffolk Construction
•	Turner Construction Company
•	Whiting Turner Contracting Company

In addition to these national customers, our branches also maintain strong relationships with local and regional GC/CMs that fit our selection criteria. For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, the Company had a customer which represented approximately 24% and 11%, respectively, of the Company’s consolidated total revenues. This resulted from a construction project which commenced in early 2016, on which significant activity began during August 2016. No single customer accounted for more than 10% of total revenues for the Predecessor period from January 1, 2015 through December 31, 2015.

Among our strategic goals is to grow our direct relationships with building owners. Building owners control capital and operating investments. This not only improves our position relative to major construction contracts with these owners, but also allows us to build long-term relationships around recurring maintenance services and smaller repair and installation projects. In our historically typical customer life cycle, we pursue opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is our sole entry into the building owner’s organization. However, we maintain hundreds of building owner relationships through our contracts for maintenance, smaller project renovations and energy retrofits. In our experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to the Company. The following list includes some of our notable owner-direct relationships (listed in alphabetical order):

•	Amtrak
•	CBRE
•	Disney’s Imagineering
•	General Motors
•	General Service Administration
•	Hospital Corporation of America
•	Jones Lang LaSalle
•	Marriott
•	Ohio State University
•	University of Pennsylvania

The smallest group of our customers consists of ESCOs. Typically, we partner with ESCOs on significant energy retrofit projects which involve design/build or design/assist services. ESCOs invest heavily in development of their market opportunity and the Company provides design and construction services to them as a partner. Our top ESCO clients include (listed in alphabetical order):

•	Ameresco
•	Constellation Energy
•	Johnson Controls

Construction Segment

Construction Delivery Methods

We provide our Construction Segment services through a variety of project delivery options.

• Competitive Lump Sum Bidding (also referred to as ‘‘Plan & Spec’’ Bidding). Plan & Spec Bidding is a competitive bid process among multiple contractors bidding on completed design documents based on a lump sum price for delivery of the project. Price is the predominant selection criteria in this process.

• Design/Assist. Design/Assist is a process in which a specialty contractor is selected among competing contractors using best-value methodology. In best-value, a selection is made based primarily upon qualifications and project approach and secondarily on select cost factors. Cost factors are usually limited to a fixed fee and expense estimate and an estimate of the cost of work. With Design/Assist, the specialty contractor is contracted early in the design process to provide design and preconstruction input as needed to assist the customer in maintaining the established budget and completing design and drawings. This delivery option typically includes a guaranteed maximum price (‘‘GMP’’) on a fixed fee basis; however, sometimes the owner may offer a lump sum price to be established following the completion of design. Typically, once the specialty contractor is selected, there is no further competition. In some cases, the owner has the option of holding a competitive process at the end of design. On occasion, an owner may arrange for a cost-plus fixed fee arrangement exclusive of a GMP or lump sum arrangement.

• Integrated Project Delivery (‘‘IPD’’). Similar to Design/Assist, IPD is also a negotiated process; however, in the case of IPD, the entire project team, including the specialty contractors, is selected based on qualifications, team and approach. With IPD, the entire team is typically selected prior to the commencement of design and works together to establish a target budget and to execute the project within the agreed budget. On IPD projects, key specialty contractors (including HVAC, electrical and plumbing) are typically (but not always) parties to the same contract as the owner, GC/CM and design professionals, leading to a more equitable sharing of risk and profit.

• Design/Build. Design/Build projects may be secured on a best-value or qualification-based selection basis. A Design/Build contract may be delivered as a lump sum or GMP. With Design/Build, a prime GC/CM or other contractor will directly contract with a building owner. In many cases, the prime contractor will also procure specialty contracting services on a Design/Build lump sum or GMP basis. On occasion, we have the opportunity to provide Re-Design/Build services. With Re-Design/Build, we typically contract on a design/assist basis to participate during the design phase as described above. If the project’s HVAC/Plumbing/Electrical design is substantially over budget, then we may offer to re-design the project and bring the project back into budget. Higher margins may be earned on these contracts (in comparison to design/assist contracts) and can be executed with less risk due to our having designed the systems.

• Performance Contracting. In select locations within specific vertical markets (such as higher education and elementary education), we provide performance contracting to building owners. Performance Contracting involves the assessment of a building owner’s facilities and offers a proposal to reduce energy and operating costs over a specified period of time. Energy and operating savings are delivered through replacement of energy or cost inefficient systems and equipment with more efficient systems. The Company’s performance contracting team is able to deliver the capital improvements using our design/build platform and then guarantee the energy and operating systems over an agreed time-frame. In most cases, the building owner provides the financing for performance contracting. In other cases, we arrange for financing as part of the contract. Typically, performance contracts are offered by the Company on a negotiated basis. Negotiated contracts can provide for higher margins and lower risk than conventional projects. To assure our cost and operating saving guarantees, we require that we provide maintenance services during the term of the agreement.

Service Segment

Among our key business initiatives is the establishment of long-term relationships with building owners through maintenance agreements. We strive to convert construction projects into service business opportunities. We believe the Company has been successful converting many of our construction projects into long-term maintenance contracts with the building owners. A large portion of our maintenance services are delivered to building owners for whom we have not performed construction services. Accordingly, our service platform can operate on a standalone basis or in conjunction with our construction platform. We believe that our maintenance service offering provides a competitive advantage in the marketplace. In 2013, we launched a significant expansion to our existing service platform. Since then, our service revenue has grown by 45% to $57.8 million through December 31, 2015 and by 106% to $82.2 million through December 31, 2016. Our service business builds long-term relationships through renewable, evergreen contracts and provides the following revenue and gross profit streams:

• Maintenance Contracts. Through evergreen contracts, we provide maintenance services for HVAC, electrical and/or plumbing systems and equipment.

• Service Project Contracts. Smaller than typical construction projects, this work is contracted directly with a building owner. On projects that are predominantly HVAC/plumbing/electrical in scope, the Company may act as the ‘‘prime’’ general contractor.

• Spot Work. ‘‘Spot’’ work is construction and/or service work performed on an emergency basis for building owners who are already under contract with the Company for maintenance and/or construction work.

• Water Treatment. In select branch locations, we offer specialized water treatment services to building owners who may need to rehabilitate poorly maintained chillers and related equipment.

• Automatic Temperature Controls (ATC). We provide design, installation and maintenance for specialized ATC systems through our maintenance and construction platforms to building owners and GC/CM customers.

• Special Projects Divisions (SPD). In addition to our major construction projects and our maintenance services, we provide construction services through our special project divisions, known as SPD. Each of our nine branch locations offers SPD services. SPD services are typically less than $1 million in construction cost and have short durations and limited scopes of work. These projects are primarily secured through lump sum competitive bids, though on occasion these projects may be negotiated. When design is required for an SPD project, Limbach Engineering & Design Services (“LEDS”) supports the contract. Although SPD work is normally performed on projects under $1 million, the margins earned on these projects can be substantially higher than larger construction projects. Typically, the project duration for SPD services is shorter than that of large construction projects, and can sometimes be completed in less than 30 days.

Because of successful contractual relationships with building owners earned through maintenance services, we are well positioned with those owners when they are ready to initiate major capital construction projects. As a result, our maintenance services often lead to, drive and support the growth of our HVAC, plumbing and electrical construction business.

Engineering and Shared Services

Located in Orlando, Florida, LEDS provides our in-house engineering capabilities. LEDS provides professional engineering, energy analysis, estimation, and detail design services to building owners and clients in both our construction and service segments. This capability distinguishes us from competitors that more typically provide design-build services by hiring external engineering companies. By providing professional engineering through LEDS, we deliver integrated design-build services to the market. By bundling engineering services with construction, our clients avoid the costly expense of separate engineering services.

The core capability of LEDS is professional engineering. Combined throughout the Company, we maintain 17 registered professional engineers on staff. LEDS acts as the engineer of record for projects where we serve as a design-build specialty contractor. LEDS engineers have experience in healthcare, institutional, commercial, multi-family residential, hospitality, and industrial projects. Our operations in all of our regions have complete access to a large staff of professional engineers and designers through LEDS.

LEDS controls the development and maintenance of our Limbach Modeling and Production System (‘‘LMPS’’). LMPS is a comprehensive database, workflow, and reporting system used by LEDS and all our branches to design, estimate, plan, and track construction projects. We believe LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (‘‘BIM’’) tool that allows us to construct mechanical, electrical and plumbing engineering (MEP) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. We utilize LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.

Backlog

Our backlog of construction projects was $390.2 million and $355.4 million as of December 31, 2016 and December 31, 2015, respectively. Projects are brought into backlog only once we have been provided written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, but those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 30-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changed conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  We estimate that 67% of our construction backlog as of December 31, 2016 will be recognized as revenues during 2017.

Our service backlog was $44.1 million at December 31, 2016, compared to $22.7 million at December 31, 2015.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  We estimate that 94.4% of our service backlog as of December 31, 2016 will be recognized as revenue during 2017.

Competition

The HVAC/plumbing construction and maintenance industry is highly competitive and the markets in which we compete have numerous companies that provide similar services. Factors influencing our competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors with greater national presence and breadth of expertise than that of the Company.

Materials & Equipment

We purchase materials, including sheet metal, steel and copper piping, electrical conduit, wire and other various materials from numerous sources. We also purchase equipment from various manufacturers. The price and availability of materials and equipment may vary from year to year due to market conditions and industry production capacities. We do not foresee a lack of availability of any materials or equipment in the near term.

Employees

As of December 31, 2016, we had approximately 430 full-time salaried employees, mostly project managers, estimators, superintendents and engineers who manage fully equipped crews in our construction business. We also had approximately 990 craft employees, some of whom are represented by various labor unions. We believe we have a good relationship with our employees. We have developed strong partnerships with local unions to have access to an experienced, talented craft workforce.

Government and Environmental Regulations

We are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. We also are subject to compliance with numerous other laws and regulations of federal, state and local agencies and authorities, including those relating to workplace safety, wage and hour, and other labor issues (including the requirements of the Occupational Safety and Health Act and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of our business. In addition, a relatively limited number of our construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. A large portion of our business uses labor that is provided under collective bargaining agreements. As such, we are subject to federal laws and regulations related to unionized labor and collective bargaining (including the National Labor Relations Act). We continually monitor our compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected our operations in the past, and we are not aware of any proposed requirements that we anticipate will have a material impact on our operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect our operations in the future. In addition, while we typically pass any costs of compliance through to our customers under the applicable project agreement, either directly or as part of our estimate depending on the type of contract, there can be no assurance that we will not incur compliance expenses in the future that materially adversely affect our results of operations. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, and comparable state law, impose strict, retroactive, joint and several liability upon persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this annual report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on Limbach's business or financial condition. Some statements in this annual report on Form 10-K, including such statements in the following risk factors, constitute forward-looking statements. These forward-looking statements are based on Limbach management's current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risks Related to Our Business and Industry

Certain of the markets where we work have not experienced a full recovery of construction activity coming out of the most recent economic downturn.

Construction activity and opportunity in certain markets in Ohio and Western Pennsylvania has not returned to pre-recessionary levels. Competition in these markets remains intense. This lack of construction activity may materially and adversely affect our business because our business is dependent on levels of construction activity.

Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.

We cannot guarantee that the revenues projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in the contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may materially and adversely affect the revenue and profit we ultimately realize on these projects.

Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses if costs increase above estimates.

Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise; we could have difficulty obtaining permits or approvals; local laws, labor costs or labor conditions could change; bad weather could delay construction; raw materials prices could increase; suppliers or subcontractors may fail to perform as expected; or site conditions may be different than expected. We are also exposed to increases in energy prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. This includes our performance contracting services tied to energy savings on retrofitted energy conservation projects. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could cause our actual results of operations to differ materially from those anticipated and could damage our reputation within the industry and our customer base.

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	on-site conditions that differ from those in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum or guaranteed maximum price contract;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•	failure by the customer, owner or general contractor to properly approve and authorize change orders for work that is required and as a result, the inability to bill and collect for the value of the work performed;

•	failure by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers to perform their obligations;

•	delays in quickly identifying and taking measures to address issues which arise during contract execution;

•	changes in availability, proximity and costs of materials, including pipe, sheet metal, and other construction materials;

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;

•	difficulties in obtaining required governmental permits or approvals;

•	availability and skill level of workers in the geographic location of a project;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	unexpected labor conditions or work stoppages;

•	changes in applicable laws and regulations;

•	delays caused by weather conditions;

•	fraud, theft or other improper activities by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers or our own personnel; and

•	mechanical or performance problems with equipment.

Many of our contracts with our customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. We are not always able to shift this risk to subcontractors. Our experience has often been that customers are willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.

With our IPD contracts, a portion of our overhead and profit may be at risk.

With IPD projects, the parties to the agreement typically place a portion of their overhead and profit into a profit pool. If savings exist, the profit pool could increase. If there are cost overruns by any party, the profit pool could be reduced or eliminated, leading to the Company having its costs and certain overheads recovered, but it could lead to no gross profit being recognized on an IPD project.

Intense competition in our industry could reduce our market share and profit.

The markets we serve are highly fragmented and competitive. The industry is characterized by many small companies whose activities are geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition to intensify in the industry, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers, because some of our customers have employees who perform service and maintenance work similar to the services we provide. Vertical consolidation is also expected to intensify competition in the industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability will be impaired if we have to reduce prices to remain competitive.

Our business has union and open shop operations, subjecting the business to risk for labor disputes.

We have separate subsidiary employers that have union and non-union operations. Our management regularly reviews our organizational structure for compliance with all contractual and legal obligations. Our management and professional advisors believe that the Company is properly organized, but there is a risk that the structure and operations could be challenged by one of the unions. An adverse claim or judgment resulting from such a challenge could have a material adverse effect on our operations.

Our success depends upon the continuing contributions of certain key personnel, each of whom would be difficult to replace. If we lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our continuing success depends on the performance of our management team. We cannot guarantee the continued employment of any of our key executives who may choose to leave the company for any number of reasons, such as other business opportunities, differing views on strategic direction or other reasons. We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace.

If we are unable to attract and retain qualified managers, employees, joint venture partners and subcontractors, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult to find qualified personnel in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing the workforce could result in lower gross margins and, consequently, a decrease in short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

•	our estimates of headcount requirements and our ability to manage attrition;

•	efficiency in scheduling projects and our ability to minimize downtime between project assignments;

•	productivity;

•	labor disputes; and

•	availability of skilled labor at any given time.

Our failure to comply with immigrant labor regulations could affect our business.

In certain markets, we rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all illegal immigrants who work for us. The failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon the company, which could have a material adverse effect on our operations, results of operations and financial condition.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we are a party to special purpose, project specific joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these joint projects depends upon the various risks discussed in these “Risk Factors” and on whether our joint venture partners satisfy their contractual obligations.

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of the joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduction to our profit on a project.

We may be unable to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors.

Certain of our projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects, as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed the original estimates, we could experience reduced profits or a loss for that project, and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity.

Strikes or work stoppages could have a negative impact on our operations and results.

We are party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the past, such labor actions, or an inability to renew the collective bargaining agreements, could materially and adversely impact on our operations and results if they occur in the future.

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.

A substantial portion of our revenues and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors, including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions, and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a customer’s perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenues is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

The uncertainty of the timing of contract awards may also present difficulties in matching the size of our work crews with contract needs. In some cases, we may maintain and bear the cost of more ready work crews than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

In addition, the timing of the revenues, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions; other subcontractors delaying the progression of proceeding work; delays in receiving material and equipment from suppliers and services from subcontractors; and changes in the scope of work to be performed. Such delays, if they occur, could have material and adverse effects on our operating results for current and future periods until the affected contracts are completed.

Design-build contracts subject us to the risk of design errors and omissions.

Design-build is increasingly being used as a method of project delivery as it provides the customer with a single point of responsibility for both design and construction. When we are awarded these projects we typically perform the design and engineering work in-house. In the event of a design error or omission by us causing damages, there is risk that we, the subcontractor or the respective professional liability insurance or errors and omissions insurance would not be able to absorb the liability. Any liabilities resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial position, results of operations and cash flows.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, a single customer represented approximately 24% and 11% of our consolidated total revenues for the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, respectively. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

Our dependence on subcontractors and suppliers of materials could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely heavily on third-party subcontractors to perform some, and often a majority, of the work on many of our contracts. We also rely almost exclusively on third-party suppliers to provide the materials (including pipe, sheet metal and control systems) for our contracts. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution and profitability could be harmed. By contract, we remain liable to our customers for the performance or failures of our subcontractors and suppliers.

We generally do not bid on projects unless we have commitments from suppliers for the materials and equipment and from subcontractors for the services required to complete the projects at prices that have been included in the bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and equipment, and from subcontractors for services needed, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials, equipment or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of our financial condition, we may suffer delays and be required to purchase the materials, equipment and services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Goodwill is the excess of purchase price over the estimated fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. We may determine in the future that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, which could require us to write off a portion of our assets and could adversely affect our financial condition or reported results of operations.

Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.

We have been and are likely to continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment discrimination, breach of contract, or property damage. In addition, we may be subject to class action lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws, or allegations of violations of applicable securities laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be, from time to time a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business.

We typically warrant the services we provide, guaranteeing the work performed against defects in workmanship and the material we supply. If warranty claims occur, we could be required to repair or replace warrantied work in place at our cost. In addition, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

A material portion of our revenue is recognized using the percentage-of-completion method of accounting, which results in recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, or claims against the customer for increased costs incurred by us due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period, or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

A significant portion of our business depends on our ability to provide surety bonds. Any difficulties in the financial and surety markets may cause a material adverse effect on our bonding capacity and availability.

In the past we have expanded, and it is possible we will continue to expand, the number and percentage of total contract dollars that require an underlying construction surety bond (bid, payment, and performance bonds). Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by many surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. As such, we cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, the alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

We place significant decision making powers with our subsidiaries’ management, which presents certain risks.

We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. Further, if a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation that requires the exposure of large liabilities or has less advantageous terms than is typically found in the market.

Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.

We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our information or our customers’ data. These events could impact our customers, employees and reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business.

Our insurance policies against many potential liabilities require high deductibles. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. Our estimates of liabilities for unpaid claims and associated expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported, and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating the risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies or that exceed our accruals or coverage limits.

Additionally, we typically are contractually required to provide proof of insurance on projects we work on. Historically, insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage are subject to market forces outside our control. If we are unable to obtain necessary levels of insurance, we likely would be unable to compete for or work on most projects.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our results of operations.

Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, laws and regulations, customer requirements, environmental laws, DBE regulatory compliance, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and business.

We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting are ineffective due to two material weaknesses in our internal control over financial reporting. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our 2016 audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting. Due to the existence of two material weaknesses in our internal control over financial reporting, management concluded that our disclosure controls and procedures and internal control over financial reporting were ineffective. Specifically, our management identified the following material weaknesses in internal control over financial reporting as of December 31, 2016:

•

We have not yet fully developed the required accounting and financial reporting control environment to achieve sufficient precision and timeliness of review. We have not established access review controls for employees who post journal entries to ensure that access is required for their job responsibilities. The infrastructure of the accounting department, including the complement of personnel, is not sufficient to account for complex or infrequent transactions, such as business combinations, preferred stock, warrants and convertible debt, to review the work of third-party consultants, material agreements, and journal entries and medical claims incurred but not reported and underlying support with the necessary level of precision in management review controls, or to fully handle SEC reporting requirements. Limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis; and

•	We have not yet established processes and internal controls sufficient to properly accrue for all goods and services received at project sites, but not invoiced to the Company on a timely basis.

See Part II, Item 9A Controls and Procedures for further discussion of these material weaknesses.

Our remediation efforts will require significant resources and attention from our management. If we are unable to remediate these material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in our internal control over financial reporting, our management will be unable to assert in future reports that our disclosure controls and procedures and our internal control over financial reporting are effective. This could cause investors, counterparties and customers to lose confidence in the accuracy and completeness of our financial statements and reports and have a material adverse effect on our liquidity, access to capital markets and perceptions of our creditworthiness and/or a decline in the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.

We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our 10 branch locations operate in 18 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

As Federal Government Contractors under applicable federal regulations, our subsidiaries are subject to a number of rules and regulations, and our contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Federal Government Contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract, or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact the ability of the other locations to bid on and perform government contracts; additionally, because of our decentralized nature, we face risk in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse effect on our financial condition and results of operations.

Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of licenses or potentially debarment from future publicly-funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.

If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase revenue growth.

The growth that we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced severe constriction in the markets in which we operated in the past and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in us incurring costs that affect our profitability. If our business resources become strained or over-burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and ability to increase revenue growth.

We are susceptible to adverse weather conditions, which may harm our business and financial results.

Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•	curtailment of services;

•	suspension of operations;

•	inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;

•	injuries or fatalities;

•	weather related damage to facilities;

•	disruption of information systems;

•	inability to receive machinery, equipment and materials at jobsites; and

•	loss of productivity.

Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as terrorist actions, could negatively impact us. We attempt to negotiate contract language seeking to mitigate force majeure events in both public and private client contracts. When successful, we remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations, cash flows and liquidity.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could damage or destroy our facilities, reducing our operational production capacity and requiring us to repair or replace facilities at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial condition and results of operations.

Recent healthcare legislation may increase our costs and reduce future profitability.

In 2012, the United States Supreme Court upheld the majority of the provisions in the Patient Protection and Affordable Care Act (the “Affordable Care Act”). The Affordable Care Act places requirements on employers to provide a minimum level of benefits to employees and assesses penalties on employers if the benefits do not meet the required minimum level or if the cost of coverage to employees exceeds affordability thresholds specified in the Affordable Care Act. The minimum benefits and affordability requirements took effect in 2015. The Affordable Care Act also imposes an excise tax beginning in 2018 on plans whose average cost exceeds specified amounts. Although our initial assessment indicates that the provisions in the Affordable Care Act will not have a material adverse impact to our financial position, results of operations, cash flows and liquidity, it is difficult to predict the financial and operational impacts due to the breadth and complexity of this legislation.

Our future acquisitions may not be successful.

We expect to pursue selective acquisitions of businesses. We cannot assure that we will be able to locate acquisitions or that we will be able to consummate transactions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings. To the extent we succeed in making acquisitions, a number of risks will result, including:

•	the assumption of material liabilities (including for environmental-related costs and multiemployer pension plans);

•	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;

•	the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	potential inability to realize the cost savings or other financial benefits anticipated prior to the acquisition; and

•	increased exposure to challenges to the validity of our “double breasted” structure (i.e., union and open shop subsidiaries) under the National Labor Relations Act if an “open shop” business is acquired.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations.

A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity.

We continue to assess the impact of various U.S. federal or state legislative proposals that could result in a material increase to our U.S. federal or state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing the cost of tax compliance or otherwise adversely affecting our financial position, results of operations, cash flows and liquidity.

Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.

We contribute to approximately 50 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 53.6% of our current employees are members of collective bargaining units. Our Predecessor contributions to multiemployer pension plans were approximately $26.5 million for the fiscal year ended December 31, 2015 and $16.7 million for the period from January 1, 2016 through July 19, 2016. Our Successor contributions to these plans were approximately $16.1 million for the period from July 20, 2016 through December 31, 2016. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that several of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.

With limited exception, an employer who is obligated under a collective bargaining agreement to contribute a to multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our Predecessor consolidated financial statements for the year ended December 31, 2015, or the period from January 1, 2016 through July 19, 2016, or in our Successor Consolidated Financial Statements for the period from July 20, 2016 through December 31, 2016.

Rising inflation and/or interest rates, or deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations.

Economic factors, including inflation and fluctuations in interest rates, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. To the extent that Congress is unable to lower United States debt substantially, a decrease in federal spending could result, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. These and related economic factors could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.

Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.

Our credit agreement and other debt obligations include certain debt covenants, including, certain financial covenants, are more described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness becomes immediately due and payable, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2016, we had $21.6 million of available capacity under our revolving line of credit and $22.5 million outstanding under the term loan provided by the Credit Agreement. In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our common stock is controlled by insiders, who currently own, in the aggregate, approximately 60% of our outstanding shares of common stock and, as a result, are able to exert significant control over matters submitted to our board and stockholders for approval.

Our officers and directors, in the aggregate, beneficially own approximately 60% of our outstanding shares of common stock. As such, our insiders are able to significantly influence or even unilaterally approve matters requiring approval by our stockholders, including the election of directors, certain decisions relating to our capital structure, amendments to our certificate of incorporation and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with the interests of our other stockholders and investors may have no effective voice in the management of our company.

If equity research analysts publish unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by equity research analysts’ research or reports about us and our business. The price of our stock could decline if one or more securities analysts downgrade our stock or if analysts issue other unfavorable commentary about us or our business. In addition, if any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 100,000,000 shares of voting common stock authorized by our second amended and restated certificate of incorporation, which could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

Future sales of our common stock may cause our common stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2016, 7,454,491 shares of common stock were outstanding. Of these shares, approximately 3.0 million shares of common stock were freely tradable.

Our directors, officers and holders of greater than 10% of our outstanding common stock are subject to a contractual lock-up agreement that prevents them from selling their securities prior to June 15, 2017, except that 1347 Investors LLC, one of our significant stockholders, may sell up to an aggregate of 500,000 shares of our common stock, subject to applicable securities laws. These lock-up agreements were entered into in connection with our public offering of common stock completed in December 2016. The underwriters involved in that transaction may, in their sole discretion, permit securities subject to the lock-up agreements to be sold prior to its expiration.

After the market stand-offs and lock-up agreements pertaining to that transaction expire, our directors, executive officers and other affiliates may sell a significant number of shares of our common stock into the market, subject to the availability of and volume limitations under Rule 144 under the Securities Act and various contractual agreements.

In addition, we are obligated under a registration rights agreement pursuant to file a registration statement to register the resale of a substantial number of shares held by certain of our existing stockholders, as well as to cooperate in certain public offerings of such shares. Registration of these shares under the Securities Act would result in such shares becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of such registration, except for shares purchased or subscribed for by affiliates. As such, upon registration of such shares, a substantial number of shares of our common stock may be sold in the public market, which may cause the trading price of our common stock to decline.

We also may issue additional shares of preferred stock in the future, which could make it difficult for another company to acquire us in a transaction perceived to be favorable to our stockholders or could otherwise adversely affect holders of our common stock, which could cause the price of our common stock to decline.

Our board has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, which we intend to take advantage of.

We may take advantage of these provisions until December 31, 2019, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding the Company and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

In addition to the material risks listed under Item 1A. “Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; lower than expected growth in our primary end markets, risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure to remain competitive, current, in demand and profitable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial position, results of operations and cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. tax laws, which would seek to increase income taxes payable or a downturn, disruption, or stagnation in the economy in general.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any forward-looking statements. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this section entitled “Forward-Looking Statements”.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2016, we maintained our principal executive offices and corporate headquarters at 31-35th Street, Pittsburgh, Pennsylvania. We have nine operating branches and related satellite offices, as well as the Limbach Engineering & Design Center. Our other offices (summarized below) are spread throughout the eastern portion of the country and California. All of our offices support both of our operating segments.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Engineering & Design Center)	Leased	12,740 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	5,000 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	40,318 square feet
Wilmington, Massachusetts (New England)	Leased	60,733 square feet
South Brunswick, New Jersey	Leased	4,800 square feet
Columbus, Ohio	Leased	46,744 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Garden Grove, California (Southern California)	Leased	58,303 square feet
Tampa, Florida	Leased	8,339 square feet
Pittsburgh, Pennsylvania (Corporate/Western Pennsylvania)	Leased	67,025 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet

Item 3. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleges that (1) the Defendants’ efforts to consummate the Business Combination are “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required Company to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the shareholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of Company’s Charter. The Complaint therefore seeks (a) a determination that the action is a proper class action and that Mr. Garfield is a proper class representative; (b) a determination that the action is a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement is void because it is ultra vires; (e) injunctive relief enjoining and rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants intend to vigorously defend this lawsuit and believe that the Complaint is without merit because, among other things, the Company entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which the Company was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement is not incomplete and misleading.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock, warrants included in the units issued in our initial public offering, or public warrants, and rights were traded on The Nasdaq Capital Market under the symbols “TFSCU,” “TFSC,” “TFSCW,” and “TFSCR” respectively from July 16, 2014 to July 13, 2016, when our common stock, units, rights and public warrants commenced trading on the OTCQB under the same trading symbols. Upon the consummation of the Business Combination, each outstanding right converted into one-tenth of one share of our common stock and our units separated into their component share of common stock and warrant. On November 16, 2016, our common stock began trading again on The Nasdaq Capital Market under the symbol “LMB.” Our public warrants continue to be quoted on the OTCQB under the symbol “LMBHW.” The following table sets forth the high and low sales prices for our common stock and public warrants for the periods presented.

As of December 31, 2016, the closing price of our common stock on The Nasdaq Capital Market was $14.10 and the closing price of our public warrants on the OTCQB was $2.61, respectively.

	Common Stock		Public Warrants
	High	Low	High	Low
Fiscal 2015
First Quarter	$9.63	$9.40	$0.25	$0.20
Second Quarter	$9.85	$9.60	$0.36	$0.21
Third Quarter	$9.80	$9.60	$0.34	$0.18
Fourth Quarter	$9.85	$9.72	$0.38	$0.14

Fiscal 2016
First Quarter	$10.00	$9.77	$0.25	$0.11
Second Quarter	$10.35	$8.00	$0.45	$0.12
Third Quarter	$12.70	$6.75	$1.43	$0.20
Fourth Quarter	$16.20	$11.55	$2.87	$1.20

Dividends

No dividends have been declared or paid on our shares of common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, cash flows, capital requirements, and other factors that our board of directors deems relevant. Our ability to pay dividends is limited by our Credit Agreement. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred securities.

In addition, the holders of Preferred Stock will, in priority to any other class or series of capital stock, be entitled to receive, as and when declared by our board, fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three following the issuance date of July 20, 2016, (ii) 10% per annum in years four through five from issuance, and (iii) 12% per annum thereafter through the maturity date, payable in equal quarterly installments. Dividends on outstanding Preferred Stock will accrue from day to day from the date of issuance of the Preferred Stock. No dividends may be made in excess of the accrued and unpaid preferred yield in respect of such Preferred Stock.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in this annual report. We assume no obligation to update any of these forward-looking statements.

On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. The Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from July 20, 2016 through December 31, 2016 is the “Successor” period. The periods presented from January 1, 2015 through July 19, 2016 are the “Predecessor” periods.

The historical financial information of 1347 Capital prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis.

The application of acquisition accounting, pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of December 31, 2016 and for July 20, 2016 through December 31, 2016 (Successor) may not be comparable to Limbach’s Predecessor financial information for January 1, 2016 through July 19, 2016 (Predecessor) or for the twelve months ended December 31, 2015 (Predecessor). Refer to Notes 1 and 4 in the Notes to Consolidated Financial Statements for additional information on the accounting for the Business Combination.

Calendar Year

We operate on a calendar year ending on December 31 for financial reporting purposes. For calendar year 2016, the Company’s Consolidated Financial Statements reflect January 1, 2016 through July 19, 2016 (Predecessor) and July 20, 2016 through December 31, 2016 (Successor), and for calendar year 2015, the Company’s Consolidated Financial Statements reflect January 1, 2015 through December 31, 2015 (Predecessor).

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

Limbach was founded in 1901, and maintain an established brand within the industry. We believe we are viewed as a value added and trusted partner by our customers, which include building owners, general contractors, construction managers and energy service companies, or ESCOs.

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

We possess the abilities to provide design services in-house through our design center located in Orlando, Florida. We sell the majority of our services by leading with our engineered solutions, which we believe are highly valued by our select customer base and drive higher margin outcomes.

Comparison of select financial data:

	Successor	Predecessor	Predecessor
(Amounts in thousands, except for percentages)	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through December 31, 2015	2016 Increase/ (Decrease)
	($)	($)	($)	($)	(%)

Revenue	$225,604	$221,391	$331,350	$115,645	34.9%

Income (loss) before income taxes	$(4,569)	$2,568	$4,372	$(6,373)	(145.8)%

JOBS Act

We are an “emerging growth company” (“EGC”) pursuant to the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying companies. Under the JOBS Act, we will remain an EGC until the earliest of:

•	December 31, 2019 (the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities);

•	the last day of the fiscal year in which we have annual gross revenue of $1.0 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as the Company has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter.

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

Highlights and Trends

Industry forecast

Industry forecasting by Dodge Data and Analytics, FMI and the AIA anticipate continued growth in all of our sectors in the near and midterm. As noted in FMI’s Third Quarter 2016 Construction Outlook report our top four sectors Healthcare, Education, Sports & Amusement, and Transportation are projected to experience strong growth through 2020. Combining the expansion of the market opportunities, our competitive differentiation and the growth strategies we are employing, we believe we will continue to realize steady sales and improve margin opportunities.

Trends that could affect the Company’s business are discussed in “Risk Factors-Risks Related to Our Business and Industry” in Item 1A.

2016 Highlights

On July 20, 2016, we completed the Business Combination in which we acquired LHLLC and changed our name to Limbach Holdings, Inc. On November 16, 2016, our common stock began trading on The Nasdaq Capital Market under the symbol “LMB.” See Note 4 – Business Combination in the Notes to Consolidated Financial Statements.

Concurrent with the closing of the Business Combination, on July 20, 2016, the Company’s wholly owned subsidiary, Limbach Facility Services LLC (“Borrower”), and the Company’s other wholly owned subsidiaries, Limbach Holdings LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC (collectively the “Guarantors”, and together with Borrower, the “Loan Parties”), entered into a Credit Agreement with Fifth Third Bank, as administrative agent and as a lender, the other institutions party thereto as lenders and the other loan parties party thereto, providing for a $25.0 million revolving credit facility, of which $21.6 million was available to be drawn as of December 31, 2016, and a $24.0 million term loan facility (the “Credit Agreement”), of which $22.5 million was drawn at December 31, 2016. The Credit Agreement also provides that up to $5.0 million may be drawn against the $25.0 million revolving credit facility for the issuance of letters of credit. As of December 31, 2016, the Company had one letter of credit outstanding for $3.4 million. The term loan and revolving credit facility will mature on July 20, 2021. Borrowings and letters of credit issued under the Credit Agreement are guaranteed by the Guarantors and are collateralized by substantially all of the Loan Parties’ respective assets. The Credit Agreement includes restrictions on, among other things and subject to certain exceptions, the Loan Parties’ ability to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates.

Also on July 20, 2016, the Loan Parties entered into a Loan Agreement with Alcentra Capital Corporation (“Alcentra”), as agent and as a lender, providing for a $13.0 million term loan, evidenced by an unsecured note subordinate to the Credit Agreement (the “Subordinated Loan Agreement”). The loan was set to mature on July 20, 2022, and bore interest at a rate of 16.0%, of which 13.0% was cash interest with the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement in full settlement thereof, including deferred interest and prepayment penalties, totaling $15.3 million, with the proceeds of the Company’s public offering of 1,405,500 shares of its common stock at a price of $13.50 per share. The loss on the extinguishment of the subordinated loan recorded by the Company was $2.2 million, which is reflected separately as a financial statement line item in the Consolidated Statement of Operations for the successor period from July 20, 2016 through December 31, 2016.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally range from six months to two years. Revenue from fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

We generally invoice customers on a monthly basis, based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as an asset until billable under the contract terms. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a liability until the related revenue is recognizable.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses. We expect to incur incremental costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our transition to and operation as a public company. Those costs include increases in our accounting, human resources, information technology and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of ultimately achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Depreciation and Amortization

Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including leasehold interests, customer relationships – Service, Construction and Service backlogs and definite-lived assets.

Impairment of Long-Lived Assets

Limbach reviews long-lived assets such as leasehold improvements, equipment and intangibles on an asset-by-asset basis for impairment whenever events or circumstances indicate the value of the assets may not be recoverable and records an impairment charge if appropriate.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred in connection with our debt, along with interest, and miscellaneous income.

Interest Expense

Interest expense consists primarily of interest expense on outstanding debt. Deferred financing costs are recorded at cost and amortized using the effective interest method.

Transaction-Related Costs

Direct transaction-related costs consist of costs incurred in connection with the Business Combination. These costs, totaling $0.1 million for July 20, 2016 through December 31, 2016 (Successor), are reflected in selling, general and administrative expenses in the respective Consolidated Statement of Operations. 1347 Capital Corp. also incurred transaction costs of $5.9 million independently prior to the Business Combination, and since the Company’s financial results prior to the Business Combination are not consolidated with the Predecessor (see Note 2 – Significant Accounting Policies, Basis of Presentation in the Notes to Consolidated Financial Statements), those costs are not reflected in the Predecessor financial statements, but are disclosed herein.

Debt Extinguishment

On July 20, 2016, in connection with the Business Combination, Limbach refinanced its existing debt by entering into the Credit Agreement and the Subordinated Loan Agreement, and incurred lender and third party issuance costs which were capitalized on the balance sheet. The refinancing qualified as debt extinguishment under GAAP. Accordingly, all unamortized debt issuance costs related to the existing debt were expensed as of July 20, 2016.

Provision for Income Taxes

Following the Business Combination, Limbach is being taxed as a C Corporation. The Limbach (Predecessor) financial information included herein reflect our results as a limited liability company taxed as a partnership for federal income purposes. As a partnership, our profits were not taxed at the entity level. Following the Business Combination, our financial results include the effects of federal income taxes which will be paid at the parent level.

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

Surety Bonding

In connection with our business, occasionally we are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically have face amounts ranging from $2 thousand to $101.0 million. As of December 31, 2016, we had approximately $121.7 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s chief operating decision maker (“CODM”) review operating results for the purposes of allocating resources and assessing performance. Our chief operating decision makers are our chief executive officer, chief financial officer and chief operating officer. The CODM evaluates performance and allocate resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends on redeemable convertible preferred stock, if any.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Our CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our corporate department provides selling, general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 14 – Operating Segments in the Notes to Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, the Company had a customer which represented approximately 24% and 11% of the Company’s consolidated total revenues, respectively. This resulted from a construction project which commenced in early 2016, on which significant activity began during August 2016. No single customer accounted for more than 10% of total revenues for the Predecessor period from January 1, 2015 through December 31, 2015.

Comparison of Results of Operations for July 20, 2016 through December 31, 2016 (Successor), January 1, 2016 through July 19, 2016 (Predecessor), and January 1, 2015 through December 31, 2015 (Predecessor)

The following table presents operating results for July 20, 2016 through December 31, 2016, (Successor), January 1, 2016 through July 19, 2016 (Predecessor) and January 1, 2015 through December 31, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	July 20, 2016 through December 31, 2016			January 1, 2016 through July 19, 2016			January 1, 2015 through December 31, 2015
(Amounts in thousands except for percentages)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$181,663	80.5%		$183,100	82.7%		$273,563	82.6%
Service	43,941	19.5%		38,291	17.3%		57,787	17.4%
Total revenue	225,604	100.0%		221,391	100.0%		331,350	100.0%

Cost of revenue:
Construction	163,842	90.2	%(1)	162,800	88.9	%(1)	241,427	88.3	%(1)
Service	34,585	78.7	%(2)	30,111	78.6	%(2)	44,511	77.0	%(2)
Total cost of revenue	198,427	88.0%		192,911	87.1%		285,938	86.3%
Selling, general and administrative:
Construction	10,628	4.7%		11,680	5.3%		19,278	5.8%
Service	5,460	2.4%		6,302	2.8%		9,855	3.0%
Corporate	8,337	3.7%		6,033	2.7%		8,634	2.6%
Total selling, general and administrative expenses	24,425	10.8%		24,015	10.8%		37,767	11.4%

Amortization of intangibles	3,103	1.4%		-	0.0%		-	0.0%
Operating income (loss)	(351)	-0.2%		4,465	2.0%		7,645	2.3%
Other expenses:
Corporate	4,218	1.9%		1,897	0.9%		3,273	1.0%
Total other expenses	4,218	1.9%		1,897	0.9%		3,273	1.0%
(Loss) income from operations before provision for income taxes	(4,569)	-2.0%		2,568	1.2%		4,372	1.3%
Income tax benefit	3,871	1.7%		-	0.0%		-	0.0%

Net (loss) income	(698)	-0.3%		2,568	1.2%		4,372	1.3%
Dividends on redeemable convertible preferred stock	423	0.2%		-	0.0%		-	0.0%
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,121)	-0.5%
Net income attributable to Limbach Holdings LLC member unit holders				$2,568	1.2%		$4,372	1.3%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor	Predecessor
(Amounts in thousands except for percentages)	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through December 31, 2015	2016 Combined Increase/ (Decrease)
	($)	($)	($)	$	%
Revenue:
Construction	$181,663	$183,100	$273,563	$91,200	33.3%
Service	43,941	38,291	57,787	24,445	42.3%
Total revenue	225,604	221,391	331,350	115,645	34.9%

Cost of revenue:
Construction	163,842	162,800	241,427	85,215	35.3%
Service	34,585	30,111	44,511	20,185	45.3%
Total cost of revenue	198,427	192,911	285,938	105,400	36.9%

Gross Profit:
Construction	17,821	20,300	32,136	5,985	18.6%
Service	9,356	8,180	13,276	4,260	32.1%
Total gross profit	27,177	28,480	45,412	10,245	22.6%

Selling, general and administrative expenses:
Construction	10,628	11,680	19,278	3,030	15.7%
Service	5,460	6,302	9,855	1,907	19.4%
Corporate	8,337	6,033	8,634	5,736	66.4%
Total selling, general and administrative expenses	24,425	24,015	37,767	10,673	28.3%

Amortization of intangibles	3,103	-	-	3,103	100.0%

Operating income:
Construction	7,193	8,620	12,858	2,955	23.0%
Service	3,896	1,878	3,421	2,353	68.8%
Corporate	(11,440)	(6,033)	(8,634)	(8,839)	-102.4%
Operating income (loss)	(351)	4,465	7,645	(3,531)	-46.2%

Revenue

Revenue was $225.6 million for July 20, 2016 through December 31, 2016 (Successor) and $221.4 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $331.4 million for January 1, 2015 through December 31, 2015. Revenue increased $115.6 million, or 34.9%, for July 20, 2016 through December 31, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) as compared to the same period for 2015. Construction revenue increased by $91.2 million, or 33.3%, and Service revenue increased by $24.4 million, or 42.3%. The increase in Construction revenue was primarily driven by growth in the Michigan, Florida and Southern California regions and partially offset by a decline in the Mid-Atlantic region. The $24.4 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Ohio, Florida and Southern California caused the overall service revenue increase.

Gross Profit

Gross profit was $27.2 million for July 20, 2016 through December 31, 2016 (Successor) and $28.5 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $45.4 million for January 1, 2015 through December 31, 2015 (Predecessor). Gross profit increased $10.2 million, or 22.6% during calendar 2016 as compared to 2015. Construction gross profit increased $6.0 million, or 18.6%. Service gross profit increased $4.3 million, or 32.1%. The total gross profit percentage decreased slightly from 13.7% in 2015 to 12.5% for the combined periods in 2016, mainly driven by project mix as the Company had a large construction project underway during the period July 20, 2016 through December 31, 2016 (Successor) which carried a lower margin profile than the overall average. The service segment gross profit decreased from 23.0% in 2015 to 21.3% in 2016 because we have grown our owner direct project business. Such growth results in larger projects and more gross profit dollars, but a lower margin percentage as we complete more full service projects for owners.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.4 million for July 20, 2016 through December 31, 2016 (Successor) and $24.0 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $37.8 million for January 1, 2015 through December 31, 2015. Selling, general and administrative expenses increased $10.7 million, or 28.3%, during calendar 2016 as compared to 2015. For the period from January 1, 2016 through July 19, 2016 (Predecessor), the Company incurred $1.5 million related to stock option compensation expense incurred in connection with the Business Combination. The Successor incurred transaction costs of $0.1 million and other compensation expense of $0.6 million related to the Business Combination, along with an increase in professional fees of $2.6 million in conjunction with the Business Combination and public company reporting related expenses, and legal fees related to a specific construction project. Depreciation included in selling, general and administrative expense increased by approximately $400 thousand due in large part to the revaluation of assets related to the Business Combination. The remaining increase was primarily due to an increase in the salary and benefits for selling and support staff at corporate, additional incentive accrual and additional staff in Michigan, New England, Eastern Pennsylvania and Southern California to support backlog.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $3.1 million for July 20, 2016 through December 31, 2016 (Successor). There were no intangible assets in the Predecessor periods, and accordingly no amortization expense.

Other Expenses

Other expenses totaled $4.2 million for July 20, 2016 through December 31, 2016 (Successor) and $1.9 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $3.3 million for January 1, 2015 through December 31, 2015 (Predecessor). Other expense increased $2.8 million, or 86.8%, for calendar 2016 as compared to the comparable period for 2015, due to an increase in interest expense of $0.5 million associated with the new senior debt which has a much higher balance in the Successor period, as well as a higher subordinated debt balance from January 1, 2016 to July 19, 2016 (Predecessor) versus January 1, 2015 through December 31, 2015 (Predecessor) period and a $2.2 million loss from the early extinguishment of the new subordinated debt during the 2016 Successor period. New construction projects began during the first half of 2016 which required additional working capital and revolver borrowing. As these projects progress, we anticipate that our borrowing needs will continue to decrease.

Provision for Income Taxes

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to various asset classes through the purchase price allocation.

The Company’s current state and local income tax expense is $17 thousand which are offset by $3.9 million of deferred income tax benefits for a net deferred income tax benefit of $3.9 million for the period from July 20, 2016 through December 31, 2016 (Successor). The Company had no federal tax expense for the period from July 20, 2016 through December 31, 2016 (Successor). The Company has a net deferred tax asset of $4.3 million as of December 31, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.4 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.4 million of deferred income tax benefit. See Note 13 - Income Taxes in the Notes to Consolidated Financial Statements.

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

Given the multi-year duration of many of our contracts, backlog revenue is expected to be earned over a period that will extend one year. Many of our contracts contain provisions that allow the contract to be canceled at any time; however, if this occurs, we can generally recover costs incurred up to the date of cancellation.

Construction backlog at December 31, 2016 and December 31, 2015 was $390.2 million and $355.4 million, respectively. The increase of Construction backlog is driven by the Mid-Atlantic and Michigan branches, offset by decreases in Florida, Ohio and New England. Of the backlog at December 31, 2016, we expect to recognize approximately $272.1 million by the end of 2017. In addition, Service backlog as of December 31, 2016 and December 31, 2015 was $44.1 million and $22.7 million, respectively.

Upon the closing of the Business Combination, the Company recognized intangible assets for the fair value of both Construction and Service backlogs. See Note 4 – Business Combination in the Notes to Consolidated Financial Statements.

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

Our positive trend in operating cash flow during 2015 through 2016 results from increased volume and improved collections. Billing and collections on both construction and service projects are increasing on a monthly basis and management expects this operating cash flow trend will continue to improve as these projects mature, cash is collected, and profits increase. Management further expects that high volumes of service work, which is less sensitive to the cash flow issues presented by large construction projects, will further continue to positively impact our cash flow trends.

We believe our current cash and cash equivalents of $7.4 million, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $21.6 million of availability as of December 31, 2016) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The elimination of the subordinated debt and accompanying interest expense will improve cash flow. Additionally, we expect that certain non-cash items, including certain deferred tax assets resulting from accumulated net operating losses generated by the Company prior to the Business Combination, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

The following table reflects our available funding capacity as of December 31, 2016:

(in thousands)
Cash & cash equivalents		$7,406
Credit agreement:
Revolving credit facility	$25,000
Term loan	22,500
State of Ohio	33
	47,533
Outstanding borrowings	(22,533)
Issued letter of credit	(3,390)
Net credit agreement capacity available		21,610
Total available funding capacity		$29,016

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2016, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	Successor	Predecessor
	As of
	December 31,	December 31,
(in thousands, except ratios)	2016	2015
Current assets	$155,183	$114,071
Current liabilities	(126,729)	(87,199)

Net working capital	$28,454	$26,872
Current ratio*	1.22	1.31

*	Current ratio is calculated by dividing current assets by current liabilities.

The following table presents summary cash flow information for the periods indicated:

	Successor	Predecessor
	July 20, 2016	January 1, 2016	January 1, 2015
	through	Through	through
(in thousands)	December 31, 2016	July 19, 2016	December 31, 2015
Net cash provided by (used in)
Operating activities	$3,114	$1,639	$606
Investing activities	(13,353)	(2,107)	(2,323)
Financing activities	17,623	(5,401)	(788)
Net increase (decrease) in cash	$7,384	$(5,869)	$(2,505)

Property and equipment financed with capital leases	$1,259	$1,014	$1,547

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $3.1 million for July 20, 2016 through December 31, 2016 (Successor) and $1.6 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $0.6 million for January 1, 2015 through December 31, 2015 (Predecessor). For combined calendar year 2016, operating activities provided $4.8 million of cash and cash equivalents. We experienced an increase in net receivables of $27.9 million and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $12.4 million along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $13.4 million. The increase in receivables was due to an increase in revenue volume. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to our contractual terms related to billings on several large guaranteed maximum price contracts in New England, Mid-Atlantic and Southern California and slow owner and general contractor approval on authorized change orders in Mid-Atlantic and Southern California. Non-cash charges for depreciation and amortization increased by $4.7 million to $7.3 million for the year ended December 31, 2016 from $2.6 million for the year ended December 31, 2015 due primarily to the amortization of intangible assets acquired as part of the acquisition of LHLLC beginning in the third quarter of 2016.

During 2015, cash flows provided by operating activities was $0.6 million. Costs and estimated earnings in excess of billings on uncompleted contracts decreased $7.8 million due to settlement of authorized change orders and the subsequent billing of the change orders. Also in 2015, receivables increased $11.5 million due to additional business volume, offset by an increase in accrued expenses and other current liabilities of $6.6 million due to increases in accrued payroll, incentive accruals and capitalized deferred interest on subordinated debt of $2.7 million.

Cash Flows Used in Investing Activities

Cash flows used in investing activities was $13.4 million for July 20, 2016 through December 31, 2016 (Successor) and $2.1 million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $2.3 million for January 1, 2015 through December 31, 2015 (Predecessor). The change in cash flows used in investing activities for the Successor period is primarily as a result of $32.2 million cash used in the acquisition of LHLLC offset by the receipt of $18.0 million that was released from the 1347 Capital trust account. Cash used in investing activities for the Predecessor periods from January 1, 2016 through July 19, 2016 of $2.1 million and $2.3 million for the year ended December 31, 2015, represented cash outflows for capital expenditures.

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

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities was $17.6 million for July 20, 2016 through December 31, 2016 (Successor) and $(5.4) million for January 1, 2016 through July 19, 2016 (Predecessor) as compared to $(0.8) million for January 1, 2015 through December 31, 2015 (Predecessor). On July 20, 2016, concurrently with the closing of the Business Combination, the Company entered into a $25.0 million revolving credit facility, a $24.0 million term loan and a $13.0 million subordinated loan. The Company repaid in full its previous subordinated debt facility of $23.6 million, its revolving credit facility of $8.3 million and made term loan payments of $1.3 million. At the closing of the Business Combination, the Company also received proceeds of $9.9 million from the issuance of redeemable preferred convertible preferred stock. In December 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million in full settlement of the Subordinated Loan Agreement.

For January 1, 2016 through July 19, 2016 (Predecessor), we used cash and cash equivalents of $5.4 million, in financing activities, primarily due to net reduction of long-term debt in the form of revolver credit of $3.5 million, term loan payments of $1.0 million and capital lease payments of $0.7 million.

For January 1, 2015 through December 31, 2015 (Predecessor), we used cash and cash equivalents of $0.8 million in financing activities, primarily due to net increase of long-term debt in the form of revolver credit of $2.5 million offset by term loan payments of $2.1 million and capital lease payments of $1.1 million.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support it, and increased selling, general and administrative expenses to support the anticipated growth in our operations and regulatory requirements as a new public company. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement with any third parties with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Debt and Other Obligations

In January 2016, we amended our prior credit facility, resulting in a $35.0 million line of credit with a commercial bank, which contained variable interest at one-month LIBOR plus 2.75% (2.99% at December 31, 2015), and was due to expire May 2018. This line of credit was refinanced in connection with the Business Combination as disclosed below. The line of credit was subject to certain financial covenants. At December 31, 2015, we were in compliance with all the bank covenants related to the line of credit. As of December 31, 2015, there were $7.0 million of borrowings under our prior line of credit. As of December 31, 2015, the Company’s existing subordinated debt was $22.2 million.

On July 20, 2016, in connection with the Business Combination, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”) refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement, and incurred lender and third party costs which were all capitalized on our balance sheet. The refinancing qualified as debt extinguishment under GAAP. The Credit Agreement provides for a $25.0 million line of credit and a $24.0 million term loan with a consortium of four commercial banks. The loans have a variable interest rate based on one-month LIBOR and expire in July 2021. The loans are subject to certain financial covenants. LFS entered into the Subordinated Loan Agreement, which provided for a $13.0 million subordinated note at 16.0% interest with 13.0% interest paid in cash and the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. The subordinated loan was set to mature in July 2022. On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million to Alcentra in full settlement of the Subordinated Loan Agreement using the proceeds from the sale of 1,405,500 shares of its common stock at an offering price of $13.50 per share. The loss from the extinguishment of the subordinated loan recorded by the Company was $2.2 million, which is reflected separately as a financial statement line item in the Consolidated Statement of Operations for the year ended December 31, 2016. As of December 31, 2016, we were in compliance with all the financial and other covenants related to the Credit Agreement. As of December 31, 2016, there was $21.6 million of available capacity under the line of credit and $22.5 million outstanding under the term loan provided by the Credit Agreement. At December 31, 2016, the Company had an irrevocable letter of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Income Taxes

The Predecessor is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation. The Company’s current state and local income tax expense is $17 thousand, which is offset by $3.9 million of deferred income tax benefits for a net deferred income tax benefit of $3.9 million for the period from July 20, 2016 through December 31, 2016 (Successor). The Company had no federal tax expense for the period from July 20, 2016 through December 31, 2016 (Successor). The Company has a net deferred tax asset of $4.3 million as of December 31, 2016 (Successor). Prior to the Business Combination, the Company had a deferred tax asset of $2.4 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.4 million of deferred income tax benefit.

Insurance and Self-Insurance

We purchase workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the Consolidated Balance Sheet. The non-current portion of the liability is included in other long-term liabilities on the Consolidated Balance Sheet.

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

The components of the self-insurance are reflected below as of December 31, 2016 and December 31, 2015, respectively:

	Successor	Predecessor
(in thousands)	As of December 31, 2016	As of December 31, 2015
Current liability – workers’ compensation and general liability	$479	$619
Current liability – medical and dental	493	259
Non-current liability	601	531
Total liability	$1,573	$1,409
Restricted cash	$113	$63

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

We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity. In 2015, the Company terminated its relationship with the Teamsters local union in Michigan. As a result of the termination, the Collective Bargaining Agreement required the Company to pay an assessment for future pension liabilities. The Company paid $42 thousand and accrued $375 thousand for a total expense of $417 thousand, the full amount the Company was liable for under the settlement agreement, incurred in 2015. This liability was paid in full during 2016.

Related-Party Transactions

Predecessor

In 2002, Limbach Management Holding Company, LLC (“LMHC”) contributed capital of $4.0 million to LHLLC, of which $1.0 million was evidenced by a note payable to the Company which is included in Member's Equity. The interest rate on the note was 6.0%. The note matured upon the earlier of the date of a change in control (as defined in the note), the date that was one year after the consummation of an initial public offering of the Company, or the date on which there was a dissolution of the Company. If accrued interest was outstanding, interest receivable related to the note would be included in other assets. The note, together with accrued interest, of $1.0 million was paid at the consummation of the Business Combination on July 20, 2016.

The Company also had a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC (“FdG”), for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50 thousand by LMHC and $250 thousand by FdG. Amounts owed to LMHC relating to the agreement totaled $50 thousand at December 31, 2015, and amounts owed to FdG relating to the agreement totaled $250 thousand at December 31, 2015. Total management fees were $0.7 million for January 1, 2016 through July 19, 2016 (Predecessor) and $1.2 million for January 1, 2015 through December 31, 2015 (Predecessor). The LMHC and FdG management services agreements were both terminated upon consummation of the Business Combination.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Note 3 - Accounting Standards in the Notes to Consolidated Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.

Significant Accounting Policies and Significant Estimates

Our Consolidated Financial Statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements. We believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) service contracts; (b) collectability or valuation of accounts receivable; (c) costs and earnings in excess of billings and billings in excess of costs and earnings; (d) property and equipment; (e) fair value measurements; (f) stock based compensation; (g) impairment of both definite and indefinite-lived intangibles; (h) long-lived assets; (i) insurance reserves; (j) tax valuation allowance; (k) accounting for the business combination and (l) joint ventures.

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

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for long-term construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

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

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenue has been recognized but the amounts have not been billed under the terms of the contracts. Also included in Costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts generally ranges from one month to three years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.

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

Property and Equipment

Property and equipment, including purchases financed through capital leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, buildings and leasehold improvements (5 to 40 years) and machinery and equipment (3 to 10 years). Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Fair Value Measurements

Accounting guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets and liabilities;

•	Level 2 — inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s consolidated financial instruments are comprised of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The carrying value of the debt associated with the Company’s senior credit facility term loan approximates its fair value due to the variable rate on such debt. The Company determined the fair value of its senior credit facility term loan of $22.5 million at December 31, 2016. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

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

Successor

Upon approval of the Business Combination, the Company adopted the 1347 Capital Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. No stock-based awards have been granted under the 2016 Plan.

Intangible Assets and Impairment

We review intangible assets with indefinite lives not subject to amortization for impairment each year, or more frequently when events or significant changes in circumstances indicate that the carrying value may not be recoverable.

We also review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line basis with estimated useful lives ranging from 1 to 9 years. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price or a significant adverse change in business climate or regulations.

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

Business Combination

As a result of the Business Combination, the Company is the acquirer for accounting purposes and LHLLC is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the closing date of the Business Combination (Predecessor) and the period including and after that date (Successor). The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination in the Notes to Consolidated Financial Statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

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

Contractual Obligations

The following table represents the Company’s contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to operating leases outstanding as of December 31, 2016:

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$11,125	$2,945	$4,094	$2,043	$2,043
Capital leases and deemed landlord financing	3,719	1,443	1,889	387	-
Long-term debt	22,533	3,033	6,900	12,600	-
Interest on long-term debt (1)	3,331	982	1,527	822	-
Purchase commitments (2)	131,353	120,223	11,116	14	-
Total	$172,061	$128,626	$25,526	$15,866	$2,043

(1)	Interest on long-term debt includes projected interest due on the outstanding term debt at an interest rate of 4.52% and a 0.50% unused commitment fee on the unused balance of the revolver.

(2)	Purchase commitments represent open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in the Company's Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

Certain lease agreements contain escalation provisions which could impact the future minimum payments presented above. The costs related to leases with an initial term of less than one year have been reflected in rent expense but have been excluded from the future minimum payments presented above.

Off-Balance Sheet and Other Arrangements

We did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

LIMBACH HOLDINGS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	44

Financial Statements:

Consolidated Balance Sheets as of December 31, 2016 (Successor) and December 31, 2015 (Predecessor)	45

Consolidated Statements of Operations for the period from July 20, 2016 through December 31, 2016 (Successor), the period from January 1, 2016 through July 19, 2016 (Predecessor) and the period from January 1, 2015 through December 31, 2015 (Predecessor)	46

Consolidated Statement of Stockholders’ Equity for the period from July 20, 2016 through December 31, 2016 (Successor)	47

Consolidated Statements of Members’ Equity for the period from January 1, 2016 through July 19, 2016 (Predecessor) and January 1, 2015 through December 31, 2015 (Predecessor)	47

Consolidated Statements of Cash Flows for the period from July 20, 2016 through December 31, 2016 (Successor), the period January 1, 2016 through July 19, 2016 (Predecessor) and the period January 1, 2015 through December 31, 2015 (Predecessor)	48

Notes to Consolidated Financial Statements	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Limbach Holdings, Inc. and Subsidiaries

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of Limbach Holdings, Inc. and Subsidiaries as of December 31, 2016 (Successor) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from July 20, 2016 to December 31, 2016 (Successor). We have also audited the accompanying consolidated balance sheet of Limbach Holdings LLC and Subsidiaries as of December 31, 2015 (Predecessor) and the related consolidated statements of operations, members’ equity, and cash flows for the period from January 1, 2016 to July 19, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 (Successor) and the results of its operations and its cash flows for the period from July 20, 2016 to December 31, 2016 (Successor), in conformity with U.S. generally accepted accounting principles. It is also our opinion that the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 (Predecessor) and the results of its operations and its cash flows for the period from January 1, 2016 to July 19, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 2 and 4 to the financial statements, on July 20, 2016 a wholly owned subsidiary of the Company merged with and into Limbach Holdings LLC in a transaction accounted for as a business combination. The Predecessor financial statements reflect the operations of Limbach Holdings LLC for the pre-acquisition period. The Successor financial statements include the impact of acquisition accounting.

/s/ Crowe Horwath LLP

Indianapolis, Indiana
April 17, 2017

LIMBACH HOLDINGS, INC.

Consolidated Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(in thousands, except share data)	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$7,406	$6,107
Restricted cash	113	63
Accounts receivable, net	113,972	85,357
Costs and estimated earnings in excess of billings on uncompleted contracts	31,959	20,745
Advances to and equity in joint ventures, net	10	6
Other current assets	1,723	1,793
Total current assets	$155,183	$114,071

Property and equipment, net	$18,541	$13,221
Intangible assets, net	17,807	-
Goodwill	10,488	-
Deferred tax asset	4,268	-
Other assets	588	37
Total assets	$206,875	$127,329

LIABILITIES
Current liabilities
Current portion of long-term debt	$4,476	$2,698
Accounts payable, including retainage	57,034	42,569
Billings in excess of costs and estimated earnings on uncompleted contracts	39,190	26,272
Accrued expenses and other current liabilities	26,029	15,660
Total current liabilities	126,729	87,199
Long-term debt	21,507	30,957
Other long-term liabilities	817	964
Total liabilities	$149,053	$119,120
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 400,000 issued and outstanding as of December 31, 2016 ($10,365 redemption value as of December 31, 2016)	10,374	-

STOCKHOLDERS’ EQUITY AND MEMBERS’ EQUITY
Members’ equity, 10,000,000 Class A units authorized, issued and outstanding as of December 31, 2015		8,209
Common stock, $.0001 par value; 100,000,000 shares authorized, issued and 7,454,491 issued and outstanding as of December 31, 2016	1	-
Additional paid-in capital	55,162	-
Accumulated deficit	(7,715)	-
Total stockholders’ equity and members’ equity	$47,448	$8,209
Total liabilities and stockholders’ equity and members’ equity	$206,875	$127,329

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Operations

	Successor	Predecessor
(in thousands, except share and per share data)	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through December 31, 2015
Revenue	$225,604	$221,391	$331,350
Cost of revenue	198,427	192,911	285,938
Gross profit	27,177	28,480	45,412
Operating expenses:
Selling, general and administrative	24,425	24,015	37,767
Amortization of intangibles	3,103	—	—
Total operating expenses	27,528	24,015	37,767
Operating income	(351)	4,465	7,645
Other income (expenses):
Interest income (expense), net	(1,796)	(1,898)	(3,200)
Loss from early extinguishment of debt	(2,172)	—	—
Gain (loss) on sale of property and equipment	(250)	1	(73)
Total other expenses	(4,218)	(1,897)	(3,273)
Income (loss) before income taxes	(4,569)	2,568	4,372
Income tax benefit	3,871	—	—
Net income (loss)	(698)	2,568	4,372
Dividends on cumulative redeemable convertible preferred stock	423	—	—
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,121)
Net income attributable to Limbach Holdings LLC member unit holders		$2,568	$4,372
Successor EPS
Basic earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.19)
Diluted earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.19)
Weighted average number of shares outstanding:
Basic	6,039,875
Diluted	6,039,875

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Consolidated Statement of Stockholders’ Equity

July 20, 2016 through December 31, 2016

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity/(deficit)

Balance at July 20, 2016	1,952,081	$—	$6,514	$(6,594)	$(80)
Reclassify common shares subject to possible redemption	3,995,919	1	39,959	—	39,960
Issuance of merger shares	2,200,005	—	17,465	—	17,465
Issuance of warrants	-	—	1,087	—	1,087
Repurchase of shares from redeeming shareholders	(2,800,000)	—	(28,000)	—	(28,000)
Conversion of stock rights	479,813	—	—	—	—
Issuance of shares to underwriter	100,000	—	901	—	901
Exercise of underwriter purchase options	121,173	—	—	—	—
Issuance of stock	1,405,500	—	17,236	—	17,236
Dividends on redeemable convertible preferred stock	—	—	—	(423)	(423)
Net loss	—	—	—	(698)	(698)
Balance at December 31, 2016	7,454,491	$1	$55,162	$(7,715)	$47,448

LIMBACH HOLDINGS LLC

(Predecessor)

Consolidated Statement of Members’ Equity

January 1, 2015 through July 19, 2016

(in thousands, except member units)	Number of Class A units outstanding	Number of Class C units outstanding	Members’ equity
Balance at January 1, 2015	10,000,000	—	$3,961
Net income	—	—	4,372
Stock based compensation	—	—	—
Distributions	—	—	(124)
Balance at December 31, 2015	10,000,000	—	$8,209
Net income	—	—	2,568
Stock based compensation	—	—	1,349
Distributions	—	—	(195)
Balance at July 19, 2016	10,000,000	—	$11,931

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through December 31, 2015
Cash flows from operating activities:
Net income (loss)	$(698)	$2,568	$4,372
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,756	1,582	2,630
Allowance for doubtful accounts	219	50	(41)
Stock based compensation expense	—	1,349	—
Capitalized deferred interest on subordinated debt	84	1,395	2,702
Amortization of debt issuance costs	492	—	—
Deferred tax provision	(3,871)	—	—
Accretion of preferred stock discount to redemption value	4	—	—
Loss from early extinguishment of debt	2,172	—	—
Loss on sale of property and equipment	250	1	73
Changes in operating assets and liabilities:
Increase in restricted cash	(50)	—	—
(Increase) decrease in accounts receivable	(33,606)	5,722	(11,458)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	6,256	(18,698)	(7,849)
(Increase) decrease in other current assets	549	(662)	(50)
(Increase) decrease in other assets	78	(95)	1
Increase (decrease) in accounts payable	16,661	(6,973)	2,658
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	9,123	4,276	1,603
Increase (decrease) in accrued expenses and other current liabilities	(478)	10,847	6,616
Increase (decrease) in other long-term liabilities	173	277	(651)
Net cash provided by operating activities	3,114	1,639	606
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,085	7	58
Advances to joint ventures	(4)	—	(1)
Purchase of property and equipment	(1,281)	(2,114)	(2,380)
Acquisition of Limbach Holdings LLC, net of cash acquired	(32,158)	—	—
Proceeds from trust account	18,005	—	—
Net cash used in investing activities	(13,353)	(2,107)	(2,323)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	60,122	63,553
Payments on revolving credit facility	(3,492)	(63,630)	(61,053)
Proceeds from Credit Agreement term loan	24,000	—	—
Payments Credit Agreement term loan	(1,500)	—	—
Proceeds from Subordinated Loan	13,084	—	—
Payments on Subordinated Loan	(15,340)	—	—
Proceeds from Credit Agreement revolver	34,501	—	—
Payments on Credit Agreement revolver	(34,501)	—	—
Payments on term loan	(539)	(1,038)	(2,074)
Payments on subordinated debt facility	(23,604)	—	—
Payments on capital leases	(730)	(660)	(1,090)
Repayment of promissory note to affiliate	(125)	—	—
Proceeds from issuance of redeemable convertible preferred stock	9,946	—	—
Proceeds from sale of common stock	17,236	—	—
Debt issuance costs	(1,313)	—	—
Distributions to members	—	(195)	(124)
Net cash provided by (used in) financing activities	17,623	(5,401)	(788)
Increase (decrease) in cash and cash equivalents	7,384	(5,869)	(2,505)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	22	—	—
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	—	6,107	8,612
Cash and cash equivalents, end of period	$7,406	$238	$6,107

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,259	$1,014	$1,547
Interest paid	$3,390	$693	$527

On July 20, 2016, pursuant to the Merger Agreement, as amended, the Company completed the Business Combination with Limbach Holdings LLC (“LHLLC”) in a transaction accounted for as a purchase. The excess of the purchase price of $51.0 million over the fair value of the net assets acquired of $40.5 million, as revised, was allocated to goodwill. As part of the consideration paid the Company issued 2,200,005 shares of common stock and 1,666,676 warrants with a fair value consideration of $18.6 million. See Note 4 – Business Combination.

During the Successor period from July 20, 2016 through December 31, 2016, the Company recorded redeemable convertible preferred stock dividends totaling $0.4 million.

In connection with the Business Combination, the Company issued 100,000 shares of common stock valued at $901 thousand to its underwriter in exchange for their services.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Consolidated Financial Statements
December 31, 2016

Note 1 — Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company” or “Successor”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC.

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016 (the “Acquisition Date” or the “Closing Date”), the Company consummated a business combination (“Business Combination”) with LHLLC pursuant to the agreement and plan of merger dated as of March 23, 2016 by and among 1347 Capital Corp. (now Limbach Holdings Inc.), LHLLC and FdG HVAC, LLC (“FdG”), as stockholders’ representative (the “Merger Agreement”). In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination for further discussion.

Through these entities, we operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing and electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical services. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 — Significant Accounting Policies

Basis of Presentation

Predecessor and Successor Financial Statements

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

As a result of the Business Combination, the Company is the acquirer for accounting purposes and LHLLC is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the Acquisition Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”). The merger was accounted for as a Business Combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

LIMBACH HOLDINGS, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As a result of the application of the acquisition method of accounting as of the effective date of the Business Combination, the accompanying Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

The Company’s accompanying Consolidated Balance Sheets are presented as of December 31, 2016 (Successor), and December 31, 2015 (Predecessor), and its Statements of Operations and Cash Flows are presented for the post-acquisition period from July 20, 2016 through December 31, 2016 (Successor), and for the pre-acquisition periods from January 1, 2016 through July 19, 2016 (Predecessor) and from January 1, 2015 through December 31, 2015 (Predecessor). For the Consolidated Statements of Stockholders’ Equity and Members’ Equity, the Predecessor results reflect the equity balances and activities of LHLLC from January 1, 2015 through July 19, 2016 (prior to the closing of the Business Combination), and the Successor results reflect the Company’s equity balances at July 20, 2016 (just prior to the closing of the Business Combination) and the activities for the Company through December 31, 2016.

The historical financial information of 1347 Capital, prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis. SPACs deposit the proceeds from their initial public investor offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the vote to approve such business combination, and to fund the SPAC operations until the closing of a business combination. Accordingly, no other activity was reported for periods prior to July 19, 2016 besides LHLLC’s operations as Predecessor.

Principles of Consolidation

The Successor Consolidated Financial Statements include all amounts of Limbach Holdings, Inc. and its subsidiaries. The Predecessor Consolidated Financial Statements include all amounts of LHLLC and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the Consolidated Financial Statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, impairment of goodwill, intangibles, property and equipment, fair valuation in business combinations, insurance reserves, income tax valuation allowances and contingencies. If the underlying estimates and assumptions upon which the Consolidated Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having maturity of three months or less at the time of purchase. The Company maintains demand accounts at several domestic banks. From time to time, account balances have exceeded the maximum available Federal Deposit Insurance Corporation (FDIC) coverage limit.

Restricted Cash

Restricted cash is cash held at a commercial bank in an imprest account held for the purpose of funding workers’ compensation and general liability claims against the Company. This amount is replenished either when depleted or at the beginning of each month.

Accounts Receivable

Accounts receivable include amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price, typically 10%, to be withheld by the customer until after the Company has completed work on the project. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year.

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

Revenues and Cost Recognition

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. Contract revenue for long-term construction contracts is based upon management's estimate of contract values at completion, including revenue for additional work on which the contract value has not been finalized (claims) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.  For the period from July 20, 2016 through December 31, 2016 (Successor), one of our operating locations recorded a revision in contract estimate on a project resulting in a write down to this individual project of $2.1 million.  In the twelve months ended December 31, 2015 (Predecessor), one of our operating locations recorded a revision in contract estimate on a project resulting in a write down to this individual project of $856 thousand. Also, in the twelve months ended December 31, 2015 (Predecessor), one of our operating locations recorded a revision in contract estimate on a project resulting in a project write up to this individual project of $718 thousand. Cumulative changes in estimates across all projects for the years ended December 31, 2016 and 2015 were not material to the financial statements.

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. Total estimated contract costs are based upon management's current estimate of total costs at completion.

The Company recognizes revenues from its service segment contracts as these services are performed. There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period of typically one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenues derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of contracts. The terms of our contracts generally range from six months to two years.

Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business.

Annually, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step process. “Step one” requires comparing the carrying value of a reporting unit, including goodwill, to its fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. “Step two” compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a selling, general and administrative expense within the Company’s Consolidated Statements of Operations.

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

Property and Equipment, net

Property and equipment, including purchases financed through capital leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. For buildings and leasehold improvements, the Company’s useful lives range from 5 to 40 years; for machinery and equipment, useful lives range from 3 to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Deferred Financing Costs

Deferred financing costs representing third-party, lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of Long-term debt liability, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") 2015-03. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an Other asset.

Stock Based Compensation

Predecessor

The Company measured future compensation expense for all stock options and warrants based on the fair value of the awards at the grant date using the Black-Scholes option pricing model. The Company’s Predecessor stock options could only be exercised in connection with a change in control of the Company, consummation of an initial public offering, or dissolution of the Company, as defined by the agreement. In conjunction with the Business Combination on July 20, 2016, the Predecessor options were exercised in a cashless exercise and compensation expense for all outstanding options was recorded in the Predecessor period from January 1, 2016 to July 19, 2016.

Successor

Upon approval of the Business Combination, the Company adopted the 1347 Capital Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. At December 31, 2016, no stock-based awards had been granted under the 2016 Plan.

Income Taxes

Successor

The provision for income taxes includes federal, state, local and foreign taxes. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in tax rates are recorded to deferred tax assets and liabilities and reflected in the provision for income taxes during the period that includes the enactment date.

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

The Company determines its income tax benefits and liabilities for uncertain income tax positions based on a two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. No tax benefit is recorded for tax positions that are currently estimated to have less than a 50% likelihood of being sustained. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized must have a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded as income tax expense and liabilities in the period in which such changes occur.

Any interest or penalties incurred related to unrecognized tax benefits are recorded as tax expense in the provision for income tax expense line item of the accompanying Consolidated Statements of Operations. The Company has not incurred interest expense or penalties related to income taxes during any period presented in the Consolidated Financial Statements. The Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts, but without considering time values.

Predecessor

The Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Predecessor being passed through to the members. As such, no recognition of federal or state income taxes for the Predecessor or its subsidiaries that are organized as limited liability companies or limited partnerships was provided for in the accompanying Predecessor Consolidated Financial Statements.

Fair Value Measurements

Accounting guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets and liabilities;

•	Level 2 — inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Successor

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, accounts payable and amounts drawn under the revolving portion of the new senior credit facility, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the term portion of the new senior credit facility approximates its fair value due to the variable rate on such debt. The Company determined the fair value of its senior credit facility term loan of $22.5 million at December 31, 2016. Such fair value is determined using discounted estimated future cash flows using level 3 inputs. There was no subordinated debt at December 31, 2016.

To determine the fair value of its warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes method. See Note 4 – Business Combination.

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

Cumulative Redeemable Convertible Preferred Stock

The Company’s cumulative redeemable convertible preferred stock is classified as temporary equity and is shown net of issuance costs. Unpaid cumulative preferred dividends are compounded and accumulated at each quarterly dividend date and presented within the carrying value of the preferred stock. As of December 31, 2016, the difference between carrying value and redemption value is due to the issuance costs and the difference between the accrual of dividends using the straight-line method and the actual dividend amount. On the six-year anniversary of its issuance, the preferred stock is to be redeemed by the Company. As of this date, the carrying value will equal its redemption value.

Earnings per Share

Successor

The Company calculates earnings per share in accordance with ASC 260 — Earnings per Share. Basic earnings per common share (“EPS”) applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares.

Income (loss) available to common stockholders is computed by deducting the dividends accumulated for the period on cumulative preferred stock from income from continuing operations (if applicable) and also from net income. If there is a loss from continuing operations or a net loss, the amount of the loss is increased by those preferred dividends.

Diluted EPS assumes the dilutive effect of outstanding common stock warrants and unit purchase options (“UPOs”), using the treasury stock method, in accordance with ASC 260-10-45-22, and the dilutive effect of the Series A cumulative convertible preferred stock, using the if-converted method, in accordance with ASC 260-10-45-40. The if-converted method adds back preferred stock dividends to net income if dilutive.

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

The computation of diluted EPS for the Successor for the period from July 20, 2016 through December 31, 2016 excluded 800,000 potential shares related to preferred stock under the if-converted method and 206,428 potential shares from warrants using the treasury stock method, which although “in the money” (the average market price exceeded the exercise price), would have been antidilutive for the period. Diluted EPS also excluded 51,304 potential shares under the treasury stock method in connection with 300,000 UPOs (issued in 2014) as to do so would also have been antidilutive for that period. On December 7, 2016, 282,900 UPOs were exercised, thereby leaving 17,100 UPOs outstanding and available for exercise at December 31, 2016.

Warrants to purchase 1,266,670 shares of common stock at prices from $12.50 to $15.00 per share were outstanding but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares during the period (in accordance with ASC 260-10-55-3). These warrants, which expire on various dates through July 20, 2023, were still outstanding at December 31, 2016.

(in thousands, except per share amounts)	For the Period from July 20, 2016 through December 31, 2016
EPS numerator:
Net loss	$(698)
Less: Undistributed preferred stock dividends	(423)
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,121)

EPS denominator:
Weighted average shares outstanding – basic	6,040
Impact of dilutive securities	-
Weighted average shares outstanding – diluted	6,040

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.19)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.19)

Predecessor

The Company has not presented predecessor earnings per member unit information because it is not meaningful or comparable to the required Successor EPS information, as well as the fact that Predecessor units were not publicly traded.

Segment Disclosure

The Company manages and measures performance of its business in two distinct operating segments: Construction and Service. The significant accounting policies described in this note are utilized within our segment reporting. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on income from operations of the respective branches after the allocation of Corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our Corporate office provides general and administrative support services to our two operating segments. Management allocates costs between segments for selling, general and administrative expenses and depreciation expense.

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the Company’s corporate management of debt service, including interest.

Note 3 – Accounting Standards

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This amendment states that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update were effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this standard during the period ended December 31, 2016 (Successor). This adoption did not have any impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in this update was permitted for financial statements that have not been previously issued. The Company adopted this standard during the period ended December 31, 2016 (Successor). The adoption had no impact on the Company’s results of operations and is a presentation change only in the balance sheet.

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, stating that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are effective concurrent with adoption of ASU 2015-03. The Company adopted this standard during the period ended December 31, 2016 (Successor). The adoption had no impact on the Company’s results of operations or balance sheet as debt issuance costs related to line-of-credit arrangements continue to be presented as an asset in the Company’s Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. The Company adopted this standard during the period ended December 31, 2016 (Successor). The adoption of ASU 2015-16 had no material impact on the Company’s Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The amendments in this update require that deferred tax liabilities and assets be netted and presented as a single noncurrent balance for each taxing jurisdiction in a classified statement of financial position. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. For private entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early application is permitted for all entities as of the beginning of interim or annual reporting periods. The Company was eligible to early adopt this standard and did so during the period ended December 31, 2016 (Successor). The adoption had no impact on the Company’s results of operations and is a presentation change only in the Consolidated Balance Sheet.

Recent Accounting Pronouncements

The effective dates shown in the following pronouncements are private company effective dates, based upon the Company’s election to conform to private company effective dates based on the relief provided to Emerging Growth Companies (“EGC”) under the JOBS Act.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers—Topic 606”, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. We have not yet selected a method of application nor have we determined the potential impact this authoritative guidance will have on our Consolidated Financial Statements. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating this standard to determine the impact of its adoption on the Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. It is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating this standard to determine the impact of its adoption on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” to simplify accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company is currently evaluating this standard to determine the impact of its adoption on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this standard to determine the impact of its adoption on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. The Company is currently evaluating this standard to determine the impact on the Consolidated Financial Statements.

Note 4 – Business Combination

On July 20, 2016, pursuant to the Merger Agreement, a wholly owned subsidiary of the Company merged with and into LHLLC in a transaction accounted for as a business combination. Following this transaction, 1347 Capital changed its name to Limbach Holdings, Inc. The Company previously allocated the fair value of the assets acquired and liabilities assumed based on a preliminary allocation valuation. The final valuations of assets acquired and liabilities assumed have been performed and retrospectively adjusted to increase the fair value of financial statement line items below.

	Previously		As of
(in thousands)	Reported	Adjustment	July 20, 2016
Cash and cash equivalents	$238	$-	$238
Restricted cash	63	-	63
Accounts receivable	80,930	-	80,930
Property and equipment	19,524	1,466	20,990
Intangible assets	21,010	(100)	20,910
Costs and estimated earnings in excess of billings on uncompleted contracts	39,443	(1,228)	38,215
Other current assets	2,111	161	2,272
Other assets	130	-	130
Advances to and equity in joint ventures, net	6	-	6
Deferred tax assets	380	-	380
Total assets acquired	163,835	299	164,134
Accounts payable, including retainage	35,596	-	35,596
Accrued expenses and other current liabilities	26,507	-	26,507
Billings in excess of costs on and estimated earnings on uncompleted contracts	30,548	(480)	30,068
Long-term debt	30,858	-	30,858
Other long term liabilities	1,239	(594)	645
Total liabilities assumed	124,748	(1,074)	123,674
Net assets acquired	$39,087	$1,373	$40,460

In addition, as a result of the retrospective adjustment, intangible amortization expense decreased by $79 thousand and depreciation expense increased by $30 thousand during the fourth quarter of 2016.

LHLLC’s equity holders and option holders received consideration comprised of (a) $32.4 million in cash, (b) 2,200,005 shares of Company common stock, (c) 666,670 merger warrants, each exercisable for one share of Company common stock at an exercise price of $12.50 per share, and (d) 1,000,006 additional warrants, each exercisable for one share of Company common stock at an exercise price of $11.50 per share. Certain of the shares and warrants are subject to lockup agreements and securities law restrictions. Additional cash in excess of fair value of $0.6 million was paid to LHLLC (Predecessor) Class C Unit Option holders, resulting in share-based compensation expense to Limbach Holdings, Inc. (Successor) of $0.6 million for the period from July 20, 2016 through December 31, 2016. Total cash paid, including the additional share-based compensation, was $33.0 million.

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

As part of the consideration in the Business Combination, the Company issued equity securities to LHLLC’s equity holders pursuant to an effective registration statement (common stock and Merger Warrants) and pursuant to a private placement (Additional Merger Warrants) under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). Securities Act restrictions on the resale of such securities constitute a security-specific restriction under fair value guidance; therefore, a price adjustment to the fair value is appropriate for affiliates of the Company who own in excess of 10% of the outstanding securities. Fair value determinations for the securities used as consideration are valued at market prices, unless they have a security-specific restriction. Fair value determination for securities with security-specific restrictions under federal securities laws incorporate a price adjustment to the market price.

In connection with the Business Combination, 2,800,000 shares of the former 1347 Capital Corp. common stock were redeemed for cash totaling $28.0 million by stockholders who elected to redeem their existing shares in connection with the vote to approve the merger transaction. There were 3,995,919 public shares of 1347 Capital Corp. common stock subject to mandatory conversion prior to the Business Combination. This conditionally convertible common stock (including stock that featured conversion rights that were either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within 1347 Capital Corp’s control) was reclassified from a liability to stockholders’ equity at the time of conversion in connection with the Business Combination.

As of July 20, 2016, non-affiliate shareholders (as defined under federal securities laws), who received securities resulting from the Business Combination, owned the following Company securities:

•	457,005 shares of common stock, valued at $9.01 (Merger Shares)

•	137,569 Merger Warrants, 7-year expiration, each exercisable for one share of common stock at a price of $12.50 per share, valued at $1.13 per warrant

•	206,355 Additional Warrants, 5-year expiration, each exercisable for one share of common stock at a price of $11.50 per share, valued at $0.98 per warrant

One shareholder entity, which qualified as an affiliate of the Company under federal securities laws, owned securities that were subject to a price adjustment in the fair value computation of consideration paid via the Business Combination at July 20, 2016. As of July 20, 2016, this affiliate received the following securities, all of which resulted from the business combination:

•	1,743,000 Merger Shares, valued at $7.66

•	529,101 Merger Warrants, 7-year expiration, each exercisable for one share of common stock at a price of $12.50 per share, valued at $0.63 per warrant

•	793,651 Additional Warrants, 5-year expiration, each exercisable for one share of common stock at a price of $11.50 per share, valued at $0.50 per warrant

The valuation of the warrants issued in connection with the Business Combination was performed using the Black-Scholes option model with the following inputs. A price adjustment of 15% to the stock price input was made for the securities held by the affiliate. The stock price input used for non-affiliates’ shares was 100% of the stock price fair value at July 20, 2016.

Merger Shares:

	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01

$12.50 Merger Warrants:

	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01
Exercise price	12.50	12.50
Risk-free rate	1.27%	1.27%
Expected term (in years)	7.00	7.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

$11.50 Merger Warrants:

	Affiliate	Non-Affiliates
Current stock price	$7.66	$9.01
Exercise price	11.50	11.50
Risk-free rate	1.15%	1.15%
Expected term (in years)	5.00	5.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

The following is a reconciliation of the purchase price paid in connection with the acquisition over the estimated fair value of net assets acquired, as allocated to goodwill:

As of
(in thousands)	July 20, 2016
Total consideration paid	$50,948
Less: Net assets acquired	40,460
Goodwill	$10,488

Direct transaction-related costs consist of costs incurred in connection with the Merger Agreement and the Business Combination. These costs, totaling $0.1 million for the period from July 20, 2016 through December 31, 2016 (Successor), are reflected in selling, general and administrative expenses in the respective Consolidated Statement of Operations. 1347 Capital also incurred transaction costs of $5.9 million independently prior to the Business Combination, and since the SPAC is not consolidated with the Predecessor (see Note 2 – Significant Accounting Policies, Basis of Presentation), those costs are not reflected in the Predecessor financial statements.

Additional costs consisting of stock option and other compensation-related expenses were recorded in connection with the Business Combination. These costs, totaling $0.6 million for the period from July 20, 2016 through December 31, 2016 (Successor), and $1.5 million for the period July 1, 2016 through July 19, 2016 (Predecessor), are reflected in selling, general and administrative expenses in the respective Consolidated Statements of Operations. This Predecessor amount reflects compensation expense associated with stock options which became fully vested and exercisable in connection with the Business Combination.

The following table summarizes the Company’s final allocation of the identifiable intangible assets acquired as of the July 20, 2016, closing date of the Business Combination:

(in thousands)

	Gross Amount at Acquisition Date	Weighted Average Amortization Period (in Years)
Trade Name	$9,960	Indefinite
Backlog – Construction	4,830	2.5 Years
Backlog – Service	880	1 Year
Customer Relationships – Service	4,710	15 Years
Favorable Leasehold Interests	530	8.67 Years
Total Intangible assets, excluding Goodwill	$20,910

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill of $10.5 million was associated with the Business Combination, and is deductible for tax purposes.

Per ASC 805-30-50-1, a qualitative description of the factors that make up the goodwill amount recognized includes expected synergies from combining the ability to raise new investment for acquisition and growth in public capital markets, and other intangible assets, such as acquired workforce and growth opportunities, which do not qualify as separately recognizable intangible assets under GAAP.

The Company estimated the fair value of its acquired intangible assets using the relief from royalty method for the Trade Name, and the profit contribution method for the Backlog – Construction, Backlog – Service and Customer Relationships – Service. Under the relief from royalty method, the Company’s fair value estimate of their acquired trade name was determined based on the present value of the economic royalty savings associated with the ownership or possession of the trade name based on an estimated royalty rate applied to the cash flows to be generated by the business. Under the profit contribution method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable solely to the subject intangible asset.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Business Combination had occurred on January 1, 2015:

	Pro Forma Combined Statements of Operations
	For the twelve months ended December 31,
	2016	2015
(in thousands)
Pro forma revenues	$446,994	$331,350
Pro forma net income (loss) attributable to common shareholders	$(568)	$(3,966)

The pro forma financial information does not include any costs related to the Business Combination. In addition, the pro forma financial information does not assume any impacts from revenue, cost or other operating synergies that could be generated as a result of the Business Combination. The unaudited pro forma financial information is not necessarily indicative of what the Company’s results would have been had the Business Combination been consummated on such dates or project results of operations for any future period.

The following pro forma adjustments were incorporated into the presentation:

1.	Successor and Predecessor periods have been combined in the pro forma for the year ended December 31, 2016.

2.	Transaction costs related to the Business Combination were eliminated.

3.	Intangible amortization is based on the economic values derived from definite-lived intangible assets.

4.	Depreciation is incorporated based on the new fair values and estimated useful lives of fixed assets.

5.	Interest expense is recognized on new debt financing.

6.	Preferred dividends are recognized on the new issue of cumulative redeemable convertible preferred stock.

7.	Statutory provision for income taxes was used.

8.	The activities of 1347 Capital have been excluded for the period from January 1, 2016 through July 19, 2016 and for the twelve months ended December 31, 2015, because it was not consolidated and its operations were de minimis, as discussed in Note 2 – Significant Accounting Policies, Basis of Presentation.

Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

(in thousands)	Successor December 31, 2016	Predecessor December 31, 2015
Accounts receivable – trade	$90,296	$70,192
Retainage	23,868	15,307
Allowance for doubtful accounts	(192)	(142)
Accounts receivable, net of allowance for doubtful accounts	$113,972	$85,357

Note 6 – Contracts in Progress

(in thousands)	Successor December 31, 2016	Predecessor December 31, 2015
Revenue earned on uncompleted contracts	$532,549	$390,847
Less: Billings to date	(539,780)	(396,374)
Net overbilling	$(7,231)	(5,527)

The above is reflected in the accompanying consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	31,959	20,745
Billings in excess of costs and estimated earnings on uncompleted contracts	(39,190)	(26,272)
Net overbilling	$(7,231)	$(5,527)

Accounts payable includes retainage due to subcontractors totaling $8.9 million and $6.0 million as of December 31, 2016 and 2015, respectively.

The Company has asserted claims and may have unapproved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management evaluates these items and estimates the recoverable amounts if this occurs. If significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized. The current estimated net realizable value on such items as recorded in costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheets is listed below at December 31:

	Successor 2016	Predecessor 2015
(in thousands)
Gross amount of unresolved change orders and claims	$7,932	$5,658
Valuation allowance	-	-
Net amount of unresolved change orders and claims	$7,932	$5,658

The Company anticipates that the majority of such amounts will be earned as revenue within one year.

Note 7 - Property and Equipment

Property and equipment consist of the following at December 31:

	Successor 2016	Predecessor 2015
(in thousands)
Land and improvements	$400	$1,420
Buildings and leasehold improvements	5,022	6,190
Machinery and equipment	15,712	21,502
Gross property and equipment	21,134	29,112
Less: Accumulated depreciation	(2,593)	(15,891)
Property and equipment, net of accumulated depreciation	$18,541	$13,221

The cost of assets recorded under capital leases was $6.2 million and $7.9 million at December 31, 2016 and 2015, respectively. Accumulated depreciation on these capital leases was $1.4 million and $4.7 million at December 31, 2016 and 2015, respectively. The depreciation expense from assets recorded under capital leases is included in depreciation.

Property and equipment, including purchases financed through capital leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives -- buildings and leasehold improvements (5 to 40 years) and machinery and equipment (3 to 10 years). Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Depreciation expense was $2.6 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $1.6 million for the period from January 1, 2016 through July 19, 2016 (Predecessor) and $2.6 million for the year ended December 31, 2015 (Predecessor).

On December 30, 2016 the Company sold a building and land in Sanford, Florida for total consideration received in the amount of $2.0 million. As a result of that sales transaction, the Company recorded a net loss on the sale in the amount of $190 thousand which is recorded in the Successor Consolidated Statement of Operations for the period July 20, 2016 through December 31, 2016.

Note 8 – Intangibles

Intangible assets, including goodwill, are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2016
Amortized intangible assets:
Backlog - Construction	$4,830	$(2,222)	$2,608
Backlog - Service	880	(398)	482
Customer Relationships - Service	4,710	(452)	4,258
Favorable Leasehold Interests	530	(31)	499
Total amortized intangible assets	10,950	(3,103)	7,847
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(3,103)	$17,807
Goodwill	$10,488	$—	$10,488

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer relationships is based upon estimated future net cash inflows. The indefinite-lived intangible assets are tested for impairment annually, or when an impairment event occurs. The Company has previously determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and therefore is an established brand within the industry.

The estimated useful lives of definite-lived intangible assets are as follows:

Asset	Amortization Method	Estimated Useful Life
Backlog – Construction	Pattern of economic benefit	2.5 Years
Backlog – Service	Straight line	1.0 Year
Customer Relationships – Service	Pattern of economic benefit	15.0 Years
Favorable Leasehold Interests	Straight line	8.67 Years

The Successor’s estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2017	$3,582
2018	$1,272
2019	$642
2020	$525
2021	$431
2022 and thereafter	$1,395

Total amortization expense for these amortizable intangible assets was $3.1 million for the Successor period from July 20, 2016 to December 31, 2016. There were no intangible assets in the Predecessor periods, and accordingly, there was no amortization expense. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets for the Successor period from July 20, 2016 to December 31, 2016.

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following as of December 31:

	2016	2015
Accrued payroll and related liabilities	$4,658	$2,977
Accrued bonus and commissions	5,169	3,610
Accrued insurance liabilities	1,096	920
Accrued job costs	12,659	6,400
Other accrued liabilities	2,447	1,753
Total	$26,029	$15,660

Note 10 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	Successor December 31, 2016	Predecessor December 31, 2015
Senior credit facility – revolver (Predecessor)	$-	$7,000
Credit Agreement – revolver (Successor)	-	-
Senior credit facility – term loan payable in quarterly installments of principal, plus interest through 2016	-	1,500
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	22,500	-
Subordinated debt (Predecessor)	-	22,209
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	33	110
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2020	3,719	2,836
Total debt	26,252	33,655
Less - Current portion	(4,476)	(2,698)
Less - Debt issuance costs	(269)	—
Long-term debt	$21,507	$30,957

As of December 31, 2016, the scheduled contractual repayments on long-term debt and capital leases are as follows:

(in thousands)	Year ending December 31
2017	$4,476
2018	4,364
2019	4,425
2020	3,979
2021	9,008
Total	$26,252

Successor

Senior Credit Facility

In conjunction with the completion of the Business Combination, all amounts outstanding under the Company’s existing senior credit facility were paid in full and a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The new senior credit facility consists of a $25.0 million revolving line of credit and a $24.0 million term loan, both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly commencing with the calendar quarter ended September 30, 2016, and ending with the calendar quarter ending June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. The interest rate in effect at December 31, 2016 on the term loan was 4.52%.

The Credit Agreement includes restrictions on, among other things and subject to certain exceptions, the Company and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates.

The Credit Agreement requires that the Company comply with certain financial performance covenants including with respect to total leverage, senior leverage, fixed charges and tangible net worth. As of December 31, 2016, the Company was in compliance with all covenants under the Credit Agreement.

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ending December 31, 2017, the Company will be required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

The equity interests of the Company’s subsidiaries have been pledged as security for the obligations under the Credit Agreement. The Credit Agreement includes customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default occurs if the Company’s securities cease to be registered with the SEC pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In case of an event of default, the administrative agent would be entitled to, among other things, accelerated payment of amounts due under the new senior credit facility, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

The additional margin applied to both the revolver and term loan is determined based on levels achieved under the Company’s Senior Leverage Ratio covenant, which reflects the ratio of indebtedness divided by EBITDA for the most recently ended four quarters.

The following is a summary of the additional margin and commitment fees payable on the available revolving credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Base Rate loans	Additional Margin for Libor Rate loans	Commitment Fee
I	Greater than or equal to 2.50 to 1.00	3.00%	4.00%	0.50%
II	Less than 2.50 to 1.00, but greater than or equal to 2.00 to 1.00	2.75%	3.75%	0.50%
III	Less than 2.00 to 1.00, but greater than or equal to 1.50 to 1.00	2.50%	3.50%	0.50%
IV	Less than 1.50 to 1.00	2.25%	3.25%	0.50%

The Company had $21.6 million of availability under its revolving credit facility at December 31, 2016.

New Subordinated Debt

In conjunction with the completion of the Business Combination on July 20, 2016, the Company’s existing subordinated debt was paid in full and LFS entered into a new subordinated debt agreement. The new subordinated debt agreement consisted of a $13.0 million loan with a maturity date of July 20, 2022 (the “Subordinated Loan”). Principal payments were not required prior to maturity. Outstanding borrowings bore interest at 16.0%, with 13.0% payable quarterly in cash, and the Company had the option either to pay the remaining 3.0% in cash or have it deferred and capitalized into the Subordinated Loan balance.

Upon a Conversion Event (defined as a prepayment of more than 75% of the original principal of the loans, an acceleration, a Change of Control (as defined therein) or maturity), the Subordinated Loan holders could have elected to receive, in satisfaction of all or a portion of the outstanding principal of the Subordinated Loan (which constitutes the deferred interest portion of the loan), the number of shares of Limbach common stock equal to the deferred interest portion of the loan divided by $10.00 per share (the “Conversion Shares”). The Subordinated Loan holders could have further elected to be paid entirely in Limbach stock or to receive a cash payment equal to the deferred interest portion of the loan being converted, plus shares of Limbach stock determined by a formula equal to the Conversion Shares, minus the Liquidation Shares (defined as the portion of the deferred interest portion of the loan being converted, divided by the five-day weighted trading average of a share of Limbach Stock for the five Business Days preceding the trigger date). Upon a Conversion Event, the subordinated debt holders had registration rights with respect to such shares, including one demand registration right and usual and customary “piggy-back” registration rights, pursuant to a registration rights agreement.

Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, a changes of control of the Company or its subsidiaries, certain debt issuances and asset sales. The company did voluntarily prepay the loan subject to a prepayment fee. As prepayment occurred prior to July 20, 2017, the prepayment fee was 3.0% of the principal amount of the loan being prepaid plus all interest that would have been due on the loan if the same had remained outstanding until July 20, 2017. After July 20, 2017 and prior to July 20, 2018, the prepayment fee would have been 3.0% of the principal amount of the loan being paid. After July 20, 2018, there would have been no prepayment fee.

On December 21, 2016, the Company voluntarily repaid all amounts outstanding under the Subordinated Loan, including deferred interest and a prepayment fee, totaling $15.3 million. Because this prepayment occurred prior to July 20, 2017, the prepayment fee was 3.0% as calculated on the principal amount of the loan plus all interest that would have been due on the loan if it had remained outstanding until July 20, 2017. The Subordinated Loan holders did not elect to receive any shares of Limbach common stock as noted above. The loss on the extinguishment of the Subordinated Loan recorded by the Company was $2.2 million, which is reflected as a separate line item in the Consolidated Statement of Operations for the year ended December 31, 2016.

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

The Company had $18.0 million of availability under this revolving credit facility at December 31, 2015. A commitment fee was payable on the average daily unused amount of the senior credit facility. The fee was 0.4% of the unused amount. The Company had an irrevocable letter of credit with its lender to secure obligations under its self-insurance program. At December 31, 2015, the outstanding letter~~s~~ of credit related to this program were $3.4 million.

Subordinated Debt

The subordinated debt was unsecured and bore paid in kind interest at 13%. The subordinated debt contained similar covenants to the senior credit facility. This debt was held entirely by the majority owner of the Company. The Company was permitted to pay monthly on the subordinated interest as long as the Company exceeded certain tangible net worth and working capital baselines. The Company exceeded those thresholds but Management elected to suspend interest payments. Subsequent to December 31, 2015, in January 2016, the maturity date of the principal and the paid in kind interest was extended to December 2018.

Note 11 – Equity

Successor

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. Prior to the Business Combination, there were 5,948,000 shares of common stock issued and outstanding.

In connection with its initial public offering in July 2014, the Company sold 4,798,000 units comprised of one common share, one warrant, and one right to automatically obtain one-tenth of a common share upon the consummation of a business combination. At the time of the Business Combination, these 4,798,000 outstanding rights were automatically converted into 479,800 common shares.

At December 31, 2016, the Company had outstanding warrants exercisable for 4,665,676 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 666,670 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 1,000,006 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. On December 7, 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At December 31, 2016, a total of 17,100 UPOs remained outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

On December 21, 2016, the Company closed on its public offering of 1,780,500 shares of common stock of the Company at a price to the public of $13.50 per share, for gross proceeds of $22.8 million. The Company sold 1,405,500 shares, including 153,907 shares pursuant to the partial exercise of the underwriters’ overallotment option, and a selling stockholder sold 375,000 shares. The net proceeds to the Company from this sale of shares, after deducting the underwriting discounts and other offering expenses, was approximately $17.2 million. Upon the closing of the offering, the Company had 7,454,491 outstanding shares of common stock.

Predecessor

The Predecessor’s LLC agreement authorized the Predecessor to issue up to 10,000,000 Class A Member Units and 2,000,000 Class C Units. As of December 31, 2015, there were 10,000,000 Class A units authorized, issued and outstanding.

In conjunction with the Business Combination (see Note 4 – Business Combination), the securities that were in existence in the Predecessor periods were settled and no longer outstanding subsequent to July 20, 2016.

Note 12 – Cumulative Redeemable Convertible Preferred Stock

Successor

The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by its board of directors. In connection with the Business Combination, the Company issued 400,000 shares of Class A preferred stock (the “Preferred Stock”) on July 20, 2016. Each share of Preferred Stock may be converted (at the holder’s election) into 2.00 shares of the Company’s common stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), representing a conversion price of $12.50 per share; provided, that such conversion is in compliance with NASDAQ’s listing requirements. The Preferred Stock ranks senior to all classes and series of outstanding capital stock. The Company has agreed to not issue any other shares of capital stock that rank senior or pari passu to the Preferred Stock while the Preferred Stock is outstanding, unless at least 30% of the proceeds from such issuance are used to redeem Preferred Stock. The holders of the Preferred Stock will, in priority to any other class or series of capital stock, be entitled to receive, as and when declared by the board of directors, fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three from issuance; (ii) 10% per annum in years four through five from issuance; and (iii) 12% per annum thereafter, payable in equal quarterly installments. Dividends on outstanding Preferred Stock will accrue from day to day from the date of issuance of the Preferred Stock. No dividends may be made in excess of the accrued and unpaid preferred yield in respect of the Preferred Stock.

So long as the Preferred Stock is outstanding, the Company is restricted from repurchasing, redeeming or retiring any shares of its capital stock other than the Preferred Stock. In the event of liquidation, dissolution or winding up, the holders of the Preferred Stock will be entitled to receive $25.00 per share of Preferred Stock, plus accrued but unpaid dividends thereon, whether declared or not, before any amount is paid or any assets are distributed to holders of junior capital stock. After payment to the holders of Preferred Stock of the liquidation amounts, such holders shall not be entitled to share in any further distribution payment in respect of the assets of the Company. The Company will redeem all outstanding shares of Preferred Stock on the six-year anniversary from the date of issuance for the price of $25.00 per share of Preferred Stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Preferred Stockholders are not entitled to vote.

Note 13 – Income Taxes

The Company is taxed as a C Corporation. The historical audited financial results and other Predecessor financial information included herein reflect the Predecessor results as a limited liability company, which was taxed as a partnership for federal income tax purposes and not at the entity level. Following the Business Combination, LHLLC was treated as a disregarded entity (i.e., a business entity that is separate from its owner for liability purposes but is the same as its owner for income tax purposes); therefore, the financial results include the effects of federal and state income taxes at the parent level.

The provision (benefit) for income taxes for the 2016 Successor period consists of the following:

(in thousands)	Successor July 20, 2016 through December 31, 2016
Current tax provision
U.S. Federal	$-
State and local	17
Total current tax provision	17

Deferred tax benefit
U.S. Federal	(3,219)
State and local	(669)
Total deferred tax benefit	(3,888)
Provision (benefit) for income taxes	$(3,871)

Prior to the Business Combination, the Company had a deferred tax asset of $2.4 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. After considering the Business Combination on July 20, 2016, the projected post-combination results and all available evidence, the Successor released $2.4 million of valuation allowance that was previously provided against the Company’s deferred tax assets. In accordance with ASC 805 740-30-3, the Company recorded this release as income tax benefit during the period from July 20, 2016 through December 31, 2016 (Successor). This resulted in $2.4 million of deferred income tax benefit. No valuation allowance was required as of December 31, 2016.

The components of deferred tax assets (liabilities) were as follows:

(in thousands)	Successor As of December 31, 2016
Deferred tax assets:
Accrued expenses	$340
Allowance for doubtful accounts	74
Intangibles	974
Goodwill	6,832
Startup costs	176
Deferred rent	84
Percentage of completion	38
Net operating losses	280
Total deferred tax assets	8,798

Deferred tax liabilities:
Fixed assets	(4,530)
Total deferred tax liabilities	(4,530)

Net deferred tax asset	$4,268

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of December 31, 2016. Based on the provisions of ASC 740, the Company had no material unrecognized tax benefits as of December 31, 2016.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

Successor July 20, 2016 through December 31, 2016
Federal statutory income tax rate	34.0%
State income taxes, net of federal tax effect	4.6%
Change in valuation allowance	49.0%
Permanent differences	-9.6%
Other	-0.4%
Effective tax rate	77.6%

Note 14 – Operating Segments

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of Corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our Corporate department provides general and administrative support services to our two operating segments. The CODM allocates costs between segments for selling, general and administrative expenses and depreciation expense.

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside the United States. For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, the Company had a customer which represented approximately 24% and 11%, respectively, of the Company’s consolidated total revenues. This resulted from a construction project which commenced in early 2016, on which significant activity began during August 2016. No single customer accounted for more than 10% of total revenues for the Predecessor period from January 1, 2015 through December 31, 2015.

The Company does not identify capital expenditures and total assets, including goodwill, by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Segment information for the periods presented is as follows:

	Successor	Predecessor	Predecessor
	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	January 1, 2015 through December 31, 2015

(in thousands)
Statement of Operations Data:
Revenue:
Construction	$181,663	$183,100	$273,563
Service	43,941	38,291	57,787
Total revenue	225,604	221,391	331,350

Gross profit:
Construction	17,821	20,300	32,136
Service	9,356	8,180	13,276
Total gross profit	27,177	28,480	45,412

Selling, general and administrative expenses:
Construction	10,628	11,680	19,278
Service	5,460	6,302	9,855
Corporate	8,337	6,033	8,634
Total selling, general and administrative expenses	24,425	24,015	37,767
Amortization of intangibles	3,103	—	—
Operating income (loss)	$(351)	4,465	$7,645

Operating income for reportable segments	$(351)	$4,465	$7,645
Less Unallocated amounts:
Interest expense	1,796	1,898	3,200
Loss from early extinguishment of debt	2,172	-	-
(Gain) loss on sale of property and equipment	250	(1)	73
Total unallocated amounts	4,218	1,897	3,273
Total consolidated income (loss) before income taxes	$(4,569)	$2,568	$4,372

Other Data:
Depreciation and amortization:
Construction	1,724	953	1,523
Service	693	333	572
Corporate	3,339	296	535
Total other data	$5,756	1,582	$2,630

Note 15 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.7 million for the period from July 20, 2016 through December 31, 2016 (Successor), $1.7 million for the period from January 1, 2016 through July 19, 2016 (Predecessor) and $2.5 million from January 1, 2015 through December 31, 2015 (Predecessor).

Capital leases consist primarily of leases for vehicles (see Note 10 – Debt). The leases are collateralized by the vehicles and require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

The approximate future minimum payments under capital leases and non-cancelable operating leases are as follows as of December 31, 2016:

Year ending December 31:	Capital Leases	Operating Leases
2017	$1,634	$2,945
2018	1,206	2,159
2019	936	1,935
2020	430	1,161
2021	9	882
Thereafter	-	2,043
Total minimum lease payments	4,215	11,125
Amounts representing interest	(496)
Present value of net minimum lease payments	$3,719

Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, and other unrelated parties, all arising in the ordinary courses of business. In the opinion of the Company's management, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Energy Contracts. The Company enters into contracts with certain state agencies in Ohio to acquire, construct, implement, and install energy conservation measures, as described in the contracts. The contracts include guarantees related to yearly energy costs savings by these customers, typically over a ten-year period. To the extent the yearly savings guarantees are unmet, the Company would be required to pay the customer the difference between the amount of energy costs savings guarantee and actual savings realized. The total of those guarantee amounts for each of the years ending December 31, 2017 and 2018 are $0.3 million and $0.2 million, respectively.

Under the terms of these energy contracts, the Company provides a guarantee bond to its customers in the amount of the guaranteed savings. The Company also maintains a Service Maintenance Agreement on most of the contracts so it can ensure proper maintenance of the equipment. On contracts without a Service Maintenance Agreement, the Company has no obligation for the guarantee if the equipment is not properly maintained. Since the inception of these contracts in 1997, the Company has not been required to make any material payments for unmet energy savings under any of the contracts through December 31, 2016.

As a result of the guarantee bonds and its experience with these arrangements, the Company does not expect to incur any material liabilities with respect to the contracts. Accordingly, no liability has been recorded for the contract guarantees.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2016, we had approximately $121.7 million in surety bonds outstanding. The Surety Bonds are issued by Surety Companies in return for premiums, which vary depending on the size and type of bond.

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

Note 16 - Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit of $3.2 million per year.

The components of the self-insurance as of December 31, 2016 and December 31, 2015 are as follows:

(in thousands)	Successor December 31, 2016	Predecessor December 31, 2015

Current liability — workers' compensation and general liability	$479	$619
Current liability — medical and dental	493	259
Non-current liability	601	531
Total liability	$1,573	$1,409
Restricted cash	$113	$63

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 17 - Retirement Plan

The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Successor’s mandatory contributions were $0.7 million for the period from July 20, 2016 through December 31, 2016, and the Predecessor’s mandatory contributions were $0.8 million for the period from January 1, 2016 through July 19, 2016 and $1.3 million for the year ended December 31, 2015. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made in any of the Successor or Predecessor periods.

Note 18 – Backlog (Unaudited)

At December 31, 2016 and December 31, 2015, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $390.2 million and $355.4 million, respectively. In addition, Service backlog as of December 31, 2016 and December 31, 2015 was $44.1 million and $22.7 million, respectively.

Note 19 – Related-Party Transactions

Successor

Upon consummation of the Business Combination, a note receivable due from Limbach Management Holding Company, LLC (“LMHC”) together with accrued interest, was repaid, a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC, to perform certain advisory and consulting services was terminated, and the subordinated debt held by the majority owner of the Company was repaid and terminated. See Predecessor discussion below.

Predecessor

In 2002, LMHC contributed capital of $4.0 million to LHLLC, of which $1.0 million was evidenced by a note payable to the Company which was included in Members’ Equity. The interest rate on the note was 6.0%. The note matured upon the earlier of the date of a change in control (as defined in the note), the date that was one year after the consummation of an initial public offering of the Company, or the date on which there was a dissolution of the Company. If accrued interest was outstanding, interest receivable related to the note was included in other assets. The note, together with accrued interest, totaling $1.0 million, was paid at the consummation of the Business Combination on July 20, 2016.

LHLLC also had a management services agreement with LMHC and an affiliate of another equity member, FdG, for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50 thousand by LMHC and $250 thousand by FdG. As of December 31, 2015, amounts owed to LMHC and FdG relating to the agreement totaled $50 thousand and $250 thousand, respectively. Under these agreements, the Predecessor incurred related costs totaling $671 thousand for the period from January 1, 2016 through July 19, 2016 and $1.2 million for the period January 1, 2015 through December 31, 2015.

As detailed in Note 10 – Debt, the Company had a subordinated note which was held by the majority owner of the Company. The subordinated debt contained similar covenants to the senior credit facility. This subordinated note balance of $23.6 million was repaid at the consummation of the Business Combination.

Note 20 - Multiemployer Pension Plans

The Company participates in approximately 50 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2016, approximately 53.6% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

A FIP or RP requires a particular MEPP to adopt measures to correct its underfunded status. These measures may include, but are not limited to an increase in a contributing employer’s contribution rate, or changes to the benefits paid to retirees. In addition, the PPA requires that a 5% surcharge be levied on employer contributions for the first year commencing shortly after the date the employer receives notice that the MEPP is in critical status and a 10% surcharge on each succeeding year until a CBA is in place with terms and conditions consistent with the RP.

If a MEPP has unfunded pension liabilities, the Company could be obligated to make additional payments to a MEPP if the Company either ceases to have an obligation to contribute to the MEPP under a CBA or significantly reduces the Company’s contributions to the MEPP because they reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary. The amount of such payments (known as a complete or partial withdrawal liability) would equal the Company’s proportionate share of the MEPP’s unfunded vested benefits. Based on the information available to the Company from the MEPPs, the Company believes that some of the MEPPs to which they contribute are underfunded and are in “critical” or “endangered” status as those terms are defined by the PPA. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs’ current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity.

The nature and diversity of the Company’s business may result in volatility of the amount of contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in the direct labor force and a corresponding increase in contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the level of direct labor would also decrease, as would the level of contributions to the particular MEPP(s). Additionally, the level of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require at a particular time, an increase in the contribution rate and/or surcharges.

Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs was $16.7 million for the period from January 1, 2016 through July 19, 2016 (Predecessor) and $16.1 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $26.5 million in 2015.

The following table lists data related to the MEPPS in which the Company’s contributions exceeded $100 thousand in 2016 or 2015. Additionally, this table also lists all MEPPs to which the Company contributed in excess of $40 thousand in 2016 or 2015 for MEPPs in either the critical or endangered status. Additionally, this table also lists the PPA Zone Status for MEPPS as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2015 for the 2016 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	Operating Location	EIN/Pension Plan Number	PPA Zone Status 2015	FIP/RP Status	2016	2015	Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
Plumbers & Pipefitters Local 189, Local Pension Fund	OH	31-0894807	Green	N/A	700	677	Yes	N/A	May-19
Sheet Metal Workers’ Local Union 24 & 98	OH	31-6171213	Yellow	Implemented	550	380	Yes	N/A	May-18
Pipefitter Local 537	MA	51-6030859	Green	N/A	778	1025	No	N/A	Aug-17
Sheet Metal Local #105 Orange Empire, Sheet Metal Workers Trust Fund	CA	95-6052257	Yellow	N/A	1383	911	No	N/A	Jun-20
Local #602 Steamfitters	DC	52-2187219	Green	N/A	767	818	No	N/A	Jul-16
Sheet Metal Local #80	MI	38-6105633	Yellow	Implemented	1384	667	No	N/A	May-18
Steamfitters Local Union No 420 Pension Fund	PA	23-2004424	Red	Implemented	510	375	No	N/A	Apr-17
Plumbers & Pipefitters Local Union No. 333	MI	38-3545518	Yellow	Implemented	645	523	No	N/A	May-18
Pipefitters Local #636	MI	38-3009873	Yellow	Implemented	739	374	No	N/A	May-22
Pipefitters Local 250, Southern California Pipe Trades	CA	51-6108443	Green	N/A	657	370	No	N/A	Jun-18
Plumbers & Pipefitters Local 250 National Pension Fund	CA	52-6152779	Yellow	Implemented	264	158	No	N/A	Jun-18
Sheet Metal Workers National Benefit Funds	CA	52-6112463	Yellow	Implemented	577	399	No	N/A	Jun-20
Sheet Metal Workers Local 24 Dayton National Benefit Funds	OH	52-6112463	Yellow	Implemented	89	0	No	N/A	May-20
Sheet Metal Workers Local 24 National Benefit Funds	OH	52-6112463	Yellow	Implemented	254	164	No	N/A	May-18
Sheet Metal Workers' National Benefit Funds	PA	52-6112463	Yellow	Implemented	247	215	No	N/A	Jun-19
Plumbers & Pipefitters Local 5 National Pension Fund	MD	52-6152779	Yellow	Implemented	280	341	No	N/A	Jul-18
Plumbers Local #98	MI	38-3031916	Red	Implemented	1517	284	No	N/A	May-19
Plumbers & Pipefitters Local 189 National Pension Fund	OH	52-6152779	Yellow	Implemented	238	182	No	N/A	May-19
Local 26 Electricians, Local 26 IBEW NECA Trust Funds	DC	52-6117917	Green	N/A	170	202	No	N/A	May-18
Steamfitters Local #449 Multiple Funds	PA	25-6032401	Green	N/A	168	179	No	N/A	May-18
Plumbers & Pipefitters Local 577	OH	31-6134953	Red	Implemented	172	271	No	N/A	May-18
Local ARCA Pipe Refrigeration	CA	95-6035386	Green	N/A	99	140	No	N/A	Aug-19
Local 27 Plumbers	PA	25-6034928	Green	N/A	74	134	No	N/A	May-18
Plumbers & Pipefitters Local #354 Combined Funds	PA	25-6148991	Yellow	Implemented	107	91	No	N/A	May-20
Sheet Metal Workers Local Union #7	MI	38-6234066	Yellow	Implemented	58	175	No	N/A	Apr-20
Local 596 Electricians, Local 596 IBEW NECA	WV	55-0675342	Green	N/A	12	128	No	N/A	May-15
Plumbers & Pipefitters Local 354 National Pension Fund	PA	52-6152779	Yellow	Implemented	84	68	No	N/A	May-20
Plumbers & Pipefitters Local 537 National Pension Fund	MA	52-6152779	Yellow	Implemented	40	89	No	N/A	Aug-17
Plumbers & Pipefitters Local 577 National Pension Fund	OH	52-6152779	Yellow	Implemented	31	81	No	N/A	May-18
Local 307	MD	52-1057284	Green	N/A	105	212	No	N/A	May-17
Sheet Metal Workers Local 24 Dayton	OH	31-6171353	Yellow	Implemented	166	0	No	N/A	May-20
Plumbers & Pipefitters Local 162	OH	31-6125999	Yellow	Implemented	65	2	No	N/A	May-19

Note 21 – Management Incentive Plans

Successor

Upon approval of the Business Combination, the Company adopted the 1347 Capital Corp. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. No stock-based awards have been granted under the 2016 Plan.

Predecessor

Effective July 20, 2006, the Board of Directors adopted a management option plan for executives and key employees and reserved 1,697,500 Class C units for that purpose. The option plan was amended by the Board of Directors in 2015 to increase the number of Class C units available to 2,000,000. These options vested over four years; 50% in year two and 25% in years three and four respectively, and all unexercised options were set to expire fifteen years from the date of issuance. As of December 31, 2015 unexercised options were set to expire between 2021 and 2030. These management options were only exercisable in conjunction with a change in control of the Company, consummation of an initial public offering, or dissolution of the Company, as defined by the agreement. At December 31, 2015, no options had been exercised and no compensation expense had been recognized in the Company’s financial statements. No additional management options were granted during 2016.

Stock option activity for 2015 is set forth below:

Stock Option Activity	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	120,000	$0.18
Granted	320,000	3.92
Vested	-	0.00
Forfeited	-	0.00
Unvested at December 31, 2015	440,000	$2.90

For options issued in 2015, the following assumptions were utilized in the Black-Scholes pricing model:

2015
Dividend yield	-
Expected volatility	75%
Risk free rate of return	1.22%
Expected life of options	4 years
Weighted average grant date fair value	$3.92

Forfeitures have historically been insignificant so they were estimated at zero.

The Company had the following options vested at December 31:

Options vested at December 31, 2014	1,337,500
Vested during 2015	-
Forfeited during 2015	(25,000)
Options vested at December 31, 2015	1,312,500

Stock options outstanding at December 31, 2015 had a weighted-average remaining contractual life of approximately 8 years. Total options available for grant were 247,500 at December 31, 2015.

Exercise Price and Weighted Average Exercise Price	Outstanding as of December 31, 2015	Weighted Average Remaining Life (years)	Exercisable as of December 31, 2015
$2.73	1,167,500	5.7	—
$4.75	120,000	7.7	—
$6.00	25,000	9.3	—
$2.20	120,000	14.0	—
$2.00	160,000	14.6	—
$2.25	82,500	14.6	—
$2.75	77,500	14.6	—
	1,752,500	8.0	—

In conjunction with the Business Combination on July 20, 2016, the 440,000 unvested options at December 31, 2015 immediately vested and those options along with the 1,312,500 previously vested Predecessor options were exercised in a cashless exercise and compensation expense of $1.5 million for all outstanding options was recorded in the predecessor period from January 1, 2016 to July 19, 2016; thus, there were no stock options outstanding at December 31, 2016.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures, as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this assessment, management determined that, as of December 31, 2016, we had the following material weaknesses:

•

We have not yet fully developed the required accounting and financial reporting control environment to achieve sufficient precision and timeliness of review. We have not established access review controls for employees who post journal entries to ensure that access is required for their job responsibilities. The infrastructure of the accounting department, including the complement of personnel, is not sufficient to account for complex or infrequent transactions, such as business combinations, preferred stock, warrants and convertible debt, to review the work of third-party consultants, material agreements, and journal entries and medical claims incurred but not reported and underlying support with the necessary level of precision in management review controls, or to fully handle SEC reporting requirements. Limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis.

•	We have not yet established processes and internal controls sufficient to properly accrue for all goods and services received at project sites, but not invoiced to the Company on a timely basis.

Because our financial statements are dependent on the effectiveness of these controls, these deficiencies can result in the increased chance of fraud occurring and not being detected or the increased likelihood of a material error in our financial statements.

Management’s Remediation Plans

In light of our material weaknesses in internal control over financial reporting, we retained consulting firms with technical expertise in accounting and SEC reporting matters to support the preparation of our financial statements, assist us in determining the costs to accrue and associated revenues to record, and perform additional analysis to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

In addition, we have taken other steps to remediate our material weaknesses. We have hired additional personnel with relevant accounting experience, skills and knowledge. We have reviewed and continue to review our finance and accounting functions to evaluate whether we have a sufficient number of appropriately trained and experienced personnel and plan to add new personnel as we deem necessary. We continue to review and improve processes and internal controls at our branch locations and train personnel to improve our accrual procedures associated with project costs and selling, general & administrative expenses. With assistance from consulting firms, we have implemented enhancements to our disclosure controls and procedures including the establishment of a Disclosure Committee. We also continue to develop and refine our comprehensive assessment, documentation and testing of our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes Oxley Act.

As we continue to work to improve our internal control over financial reporting and remediate our material weaknesses, management will take additional measures, as deemed appropriate, to improve and strengthen our remediation plans.

Changes in Internal Control over Financial Reporting

Pursuant to our efforts to remediate the material weakness described in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, certain remediation efforts described above commenced during the fourth quarter of 2016, including: (i) our hiring of additional personnel with relevant accounting experience, skills and knowledge; (ii) our establishment of our Disclosure Committee; and (iii) our retention of a consulting firm to assist with our preparation of financial statements and documentation and testing of our internal control over financial reporting. Except as described in the preceding sentence, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the discussion of the Audit Committee under the caption “Corporate Governance - Board Committees"; and the material under the captions “Proposal No. 1: Election of Directors” and “Stock Ownership and Section 16 Compliance – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement; and the material under the caption “Corporate Governance - Executive Officers” in the Proxy Statement.

The Company’s Code of Ethics, which covers all employees (including our executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on the Company’s website at http://ir.limbachinc.com/governance-docs, and copies are available to shareholders without charge upon written request to the Company (attention: General Counsel) at the Company’s principal executive offices. Any substantive amendment to the Code of Ethics or any waiver of the Code granted to our executive officers will be posted on the Company’s website at http://ir.limbachinc.com/ within five business days (and retained on the website for at least one year).

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to the material under the captions "Proposal No. 1: Election of Directors – Director Compensation" and "Executive Compensation Tables" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  The information called for by this item is incorporated herein by reference to the material under the caption “Stock Ownership and Section 16 Compliance” in the Proxy Statement; and Note 11 – Equity and Note 21 – Management Incentive Plans in the Notes to Consolidated Financial Statements in Item 8 of this Report.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016 concerning the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders(1)	0	N/A	800,000
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	0	N/A	800,000

(1)	Represents securities issuable under the 1347 Capital Corp. 2016 Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is incorporated herein by reference to the material under the captions “Corporate Governance - Director Independence” and “Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to the material under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

Part IV

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III
President, Chief Executive Officer and Director

Date: April 17, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles A. Bacon, III and John T. Jordan, Jr. and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director
Charles A. Bacon III	(principal executive officer)

/s/ John T. Jordan, Jr.	Chief Financial Officer
John T. Jordan, Jr.	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman
Gordon G. Pratt

/s/ Larry G. Swets, Jr	Director
Larry G. Swets, Jr

/s/ Samuel Matthew Katz	Director
Samuel Matthew Katz

/s/ David S. Gellman	Director
David S. Gellman

/s/ Norbert W. Young	Director
Norbert W. Young

Exhibits Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated March 23, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (“Merger Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 11, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 13, 2016).
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated July 18, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 18, 2016).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.2	Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.3	Certificate of Correction to Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 24, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.2	Warrant Agreement, dated as of July 15, 2014, by and between Continental Stock Transfer & Trust Company and 1347 Capital Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 21, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.4	Form of Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
4.5	Form of Additional Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
10.1	Amended and Restated Registration Rights Agreement, dated as of July 20, 2016, by and among the Company and the parties named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.2	Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
10.3	Credit Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, Fifth Third Bank, The PrivateBank and Trust Company and Wheaton Bank & Trust Company, a subsidiary of Wintrust Financial Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.4	Security Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the other debtors party thereto and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.5	Copyright Collateral Agreement, dated as of July 20, 2016, by and between the Company and Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.6	Loan Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).

10.7	Subordination and Intercreditor Agreement, dated as of July 20, 2016, by and between Fifth Third Bank and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.8	Registration Rights Agreement, dated as of July 20, 2016, by and between the Company and Alcentra Capital Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.9	Note issued by Limbach Facility Services LLC to Alcentra Capital Corporation, dated July 20, 2016 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.10	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.11	Stockholder Lockup Agreement, dated as of July 20, 2016, by and between the Company and FdG HVAC LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.12	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.13	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2016).
10.14	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto.
10.15	Offer Letter, dated March 18, 2015, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-214838) filed with the U.S. Securities and Exchange Commission on November 30, 2016).
10.16	Promotion Letter, dated April 24, 2015, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-214838) filed with the U.S. Securities and Exchange Commission on November 20, 2016).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 1-36541), filed with the SEC on July 26, 2016).
23.1	Consent of Crowe Horwath LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.