Form 10-Q
period 2017-03-31
Limbach Holdings, Inc.
filed 2017-05-15
CIK 1606163

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T K (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer   ☐ Non-accelerated filer    ☐    Smaller reporting company    ☒ Emerging growth company    ☒

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of May 12, 2017, there were 7,454,602 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	Successor
	March 31,	December 31,
	2017	2016
(in thousands, except share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,291	$7,406
Restricted cash	113	113
Accounts receivable, net	107,475	113,972
Costs and estimated earnings in excess of billings on uncompleted contracts	29,722	31,959
Other current assets	4,442	1,733
Total current assets	148,043	155,183

Property and equipment, net of accumulated depreciation of $4.2 million and $2.6 million at March 31, 2017 and December 31, 2016, respectively	17,881	18,541
Intangible assets, net	16,799	17,807
Goodwill	10,488	10,488
Deferred tax asset	5,350	4,268
Other assets	558	588
Total assets	$199,119	$206,875

LIABILITIES
Current liabilities
Current portion of long-term debt	$5,989	$4,476
Accounts payable, including retainage	53,837	57,034
Billings in excess of costs and estimated earnings on uncompleted contracts	34,115	39,190
Accrued expenses and other current liabilities	21,074	26,029
Total current liabilities	115,015	126,729
Long-term debt	26,772	21,507
Other long-term liabilities	722	817
Total liabilities	142,509	149,053
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 400,000 issued and outstanding at March 31, 2017 and December 31, 2016, respectively ($10,569 and $10,365 redemption value at March 31, 2017 and December 31, 2016, respectively)	10,614	10,374

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,454,491 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	55,162	55,162
Accumulated deficit	(9,167)	(7,715)
Total stockholders’ equity	45,996	47,448
Total liabilities and stockholders’ equity	$199,119	$206,875

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor
	Three months ended March 31,
(in thousands, except share and per share data)	2017	2016
Revenue	$115,190	$97,819
Cost of revenue	101,421	85,678
Gross profit	13,769	12,141
Operating expenses:
Selling, general and administrative expenses	14,567	9,841
Amortization of intangibles	1,008	-
Total operating expenses	15,575	9,841
Operating income (loss)	(1,806)	2,300
Other income (expenses):
Interest income (expense), net	(454)	(835)
Gain (loss) on sale of property and equipment	(37)	4
Total other expenses	(491)	(831)
Income (loss) before income taxes	(2,297)	1,469
Income tax benefit	1,083	—
Net income (loss)	(1,214)	1,469
Dividends on cumulative redeemable convertible preferred stock	238	—
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,452)
Net income attributable to Limbach Holdings LLC member unit holders		$1,469
Successor EPS
Basic earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.19)
Diluted earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.19)
Weighted average number of shares outstanding:
Basic	7,454,491
Diluted	7,454,491

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity/(deficit)

Balance at December 31, 2016	7,454,491	$1	$55,162	$(7,715)	$47,448
Dividends on redeemable convertible preferred stock				(238)	(238)
Net loss				(1,214)	(1,214)
Balance at March 31, 2017	7,454,491	$1	$55,162	$(9,167)	$45,996

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,214)	$1,469
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,646	694
Allowance for doubtful accounts	266	22
Capitalized deferred interest on subordinated debt	-	729
Amortization of debt issuance costs	45	-
Deferred tax benefit	(1,083)	-
Accretion of preferred stock discount to redemption value	2	-
(Gain) loss on sale of property and equipment	37	(4)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,231	(6,075)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	2,237	(1,536)
(Increase) decrease in other current assets	(573)	(82)
(Increase) decrease in other assets	-	(115)
Increase (decrease) in accounts payable	(3,197)	(4,919)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(5,075)	5,258
Increase (decrease) in accrued expenses and other current liabilities	(4,955)	(2,679)
Increase (decrease) in other long-term liabilities	(94)	227
Net cash used in operating activities	(4,727)	(7,011)
Cash flows from investing activities:
Proceeds from sale of property and equipment	7	4
Purchase of property and equipment	(630)	(746)
Net cash used in investing activities	(623)	(742)
Cash flows from financing activities:
Proceeds from revolving credit facility	-	23,533
Payments on revolving credit facility	-	(21,033)
Payments on Credit Agreement term loan	(750)	-
Proceeds from Credit Agreement revolver	13,034	-
Payments on Credit Agreement revolver	(7,034)	-
Payments on term loan	(20)	(526)
Payments on insurance financed premium	(591)	-
Payments on capital leases	(404)	(307)
Net cash provided by financing activities	4,235	1,667
Decrease in cash and cash equivalents	(1,115)	(6,086)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	7,406	-
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	-	6,107
Cash and cash equivalents, end of period	$6,291	$21
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$393	$500
Insurance financed premium	$2,135	$-
Interest paid	$409	$119

During the Successor period for the three months ended March 31, 2017, the Company recorded redeemable convertible preferred stock dividends totaling $0.2 million.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company” or “Successor”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Condensed Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC.

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016 (the “Acquisition Date” or the “Closing Date”), the Company consummated a business combination (“Business Combination”) with LHLLC pursuant to the agreement and plan of merger dated as of March 23, 2016 by and among 1347 Capital Corp. (now Limbach Holdings, Inc.), LHLLC and FdG HVAC, LLC (“FdG”), as stockholders’ representative (the “Merger Agreement”). In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination for further discussion.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

Predecessor and Successor Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

As a result of the Business Combination, the Company was the acquirer for accounting purposes and LHLLC was the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes the Company’s presentations into two distinct periods, the period up to the Acquisition Date (labeled “Predecessor”) and the period including and after that date (labeled “Successor”). The merger was accounted for as a Business Combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination for a discussion of the fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

As a result of the application of the acquisition method of accounting as of the effective date of the Business Combination, the accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

The Company’s accompanying Condensed Consolidated Balance Sheets are presented for the Successor periods as of March 31, 2017 and December 31, 2016, and its Statements of Operations and Cash Flows are presented for the post-acquisition period from January 1, 2017 through March 31, 2017 (Successor) and the pre-acquisition period from January 1, 2016 through March 31, 2016 (Predecessor). For the Condensed Consolidated Statement of Stockholders’ Equity, the Successor results reflect the stockholders’ equity balance of the Company from January 1, 2017 through March 31, 2017 and December 31, 2016.

The historical financial information of 1347 Capital, prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis. SPACs deposit the proceeds from their initial public investor offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the vote to approve such business combination. Accordingly, the activity of the Company for periods through July 19, 2016 reflects only LHLLC’s operations as Predecessor.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of March 31, 2017, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of March 31, 2017, and its results of operations and its cash flows for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor). The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The Successor Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but does not contain all of the footnote disclosures from the annual financial statements.

Principles of Consolidation

The Successor Condensed Consolidated Financial Statements include all amounts of Limbach Holdings, Inc. and its subsidiaries. The Predecessor Condensed Consolidated Financial Statements include all amounts of LHLLC and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Accounts Receivable

Accounts receivable includes amounts billed to customers under retention provisions in construction contracts. Such provisions are standard in the Company’s industry and usually allow for a small portion of progress billings or the contract price, typically 10%, to be withheld by the customer until after the Company has completed work on the project. Based on the Company’s experience with similar contracts in recent years, billings for such retention balances at each balance sheet date are finalized and collected after project completion. Generally, unbilled amounts will be billed and collected within one year.

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

The Company recognizes revenues from its service segment contracts as these services are performed. There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period of typically one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work performed on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenues derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

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

Annually, the Company performs an impairment analysis of goodwill. The Company may assess its goodwill for impairment initially using a qualitative approach (“step zero”) to determine whether conditions exist to indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances, that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. The Company may also elect to initially perform a quantitative analysis instead of starting with step zero. The quantitative assessment for goodwill is a two-step process. The Company has not yet adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2017-04, “Intangibles-Goodwill and Other – Simplifying the Test for Goodwill Impairment”. See Note 3 – Accounting Standards in the Notes to Condensed Consolidated Financial Statements. “Step one” requires comparing the carrying value of a reporting unit, including goodwill, to its fair value using the income approach. The income approach uses a discounted cash flow model, which involves significant estimates and assumptions, including preparation of revenue and profitability growth forecasts, selection of a discount rate, and selection of a terminal year multiple. If the fair value of the respective reporting unit exceeds its carrying amount, goodwill is not considered to be impaired and no further testing is required. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. “Step two” compares the implied fair value of goodwill to the carrying amount of goodwill. The implied fair value of goodwill is determined by a hypothetical purchase price allocation using the reporting unit’s fair value as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded to write down goodwill to its implied fair value and is recorded as a selling, general and administrative expense within the Company’s Condensed Consolidated Statements of Operations.

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

Property and Equipment, net

Property and equipment, including purchases financed through capital leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. For buildings and leasehold improvements, the Company’s useful lives range from 5 to 40 years; for machinery and equipment, useful lives range from 1 to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

Deferred Financing Costs

Deferred financing costs representing third-party, lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of Long-term debt liability, in accordance with FASB ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an Other asset.

Stock Based Compensation

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants are eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. At March 31, 2017, no stock-based awards had been granted under the 2016 Plan.

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

Income Taxes

Successor

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in tax rates are recorded to deferred tax assets and liabilities and reflected in the provision for income taxes during the period that includes the enactment date.

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

Any interest or penalties incurred related to unrecognized tax benefits are recorded as tax expense in the provision for income tax expense line item of the accompanying Condensed Consolidated Statements of Operations. The Company has not incurred interest expense or penalties related to income taxes during any period presented in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements reflect expected future tax consequences of such positions presuming the taxing authorities have full knowledge of the position and all relevant facts, but without considering time values.

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

Fair Value Measurements

Accounting guidance defines fair value as the exit price associated with the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. Under this guidance, valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, this guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

•	Level 1 — quoted prices (unadjusted) in active markets for identical assets and liabilities;

•	Level 2 — inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 — significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Successor

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. As of March 31, 2017, the Company determined the fair value of its senior credit facility term loan at $21.8 million and its revolver loan at $6.0 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

Cumulative Redeemable Convertible Preferred Stock

The Company’s cumulative redeemable convertible preferred stock is classified as temporary equity and is shown net of issuance costs. Unpaid cumulative preferred dividends are compounded and accumulated at each quarterly dividend date and presented within the carrying value of the preferred stock. As of March 31, 2017 and December 31, 2016, the difference between carrying value and redemption value is due to the issuance costs and the difference between the accrual of dividends using the straight-line method and the actual dividend amount. On the six-year anniversary of its issuance, the preferred stock is to be redeemed by the Company. As of such date, the carrying value will equal its redemption value.

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

The computation of diluted EPS for the Successor for the three months ended March 31, 2017 excluded 800,000 potential shares related to preferred stock under the if-converted method and 680,607 potential shares from warrants using the treasury stock method, although “in the money” (the average market price exceeded the exercise price), as to do so would have been antidilutive for that period. Diluted EPS also excluded 6,913 potential shares under the treasury stock method in connection with 17,100 remaining UPOs (issued in 2014) as to do so would also have been antidilutive for that period.

Warrants to purchase 600,000 shares of common stock at $15.00 per share were outstanding but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares during the period (in accordance with ASC 260-10-55-3). These warrants, which expire on various dates through July 20, 2023, were still outstanding at March 31, 2017.

(in thousands, except per share amounts)	For the Three months ended March 31, 2017
EPS numerator:
Net loss	$(1,214)
Less: Undistributed preferred stock dividends	(238)
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,452)

EPS denominator:
Weighted average shares outstanding – basic	7,455
Impact of dilutive securities	-
Weighted average shares outstanding – diluted	7,455

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.19)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.19)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers—Topic 606”, which supersedes the revenue recognition requirements in FASB ASC 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet commenced its analysis of this standard or selected the basis on which it will be applied, and therefore cannot estimate the impact of its adoption on the Condensed Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842)”. ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. It is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. The Company has not yet commenced its analysis of this standard and therefore cannot estimate the impact of its adoption on the Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The amendments in this update are to be applied prospectively on or after the effective date. The Company is currently evaluating this standard to determine the impact on its Consolidated Financial Statements.

Also, in January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323)” which applies to ASU 2014-09 and ASU 2016-02 and provides an SEC staff view that a Company evaluate ASUs not yet adopted to determine the appropriate financial statement disclosures about the potential material impacts of those ASUs on the financial statements when adopted in a future period according to Staff Accounting Bulletin (“SAB”) Topic 11.M. If the Company does not know or cannot reasonably estimate the impact that adoption of the ASU is expected to have on the financial statements, a statement should be made to that effect and additional qualitative financial statement disclosures should be made to assist the financial statement reader in assessing the significance of the impact that the standard will have on the financial statements when adopted. This guidance was effective upon issuance and has been adopted.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this Update are to be applied on a prospective basis along with a disclosure of the nature and reason for the change in accounting principle upon initial adoption. The Company is currently evaluating this standard to determine the impact on the Consolidated Financial Statements.

Note 4 – Business Combination

On July 20, 2016, pursuant to the Merger Agreement, a wholly owned subsidiary of the Company merged with and into LHLLC in a transaction accounted for as a business combination. Following this transaction, 1347 Capital changed its name to Limbach Holdings, Inc.

LHLLC’s equity holders and option holders received consideration comprised of (a) $32.4 million in cash, (b) 2,200,005 shares of Company common stock at a fair value of $17.5 million, (c) 666,670 merger warrants, each exercisable for one share of Company common stock at an exercise price of $12.50 per share at a fair value of $0.5 million, and (d) 1,000,006 additional warrants, each exercisable for one share of Company common stock at an exercise price of $11.50 per share with a fair value of $0.6 million on July 20, 2016. Certain of the shares and warrants are subject to lockup agreements and securities law restrictions. Additional cash in excess of fair value of $0.6 million was paid to LHLLC (Predecessor) Class C Unit Option holders, resulting in share-based compensation expense to Limbach Holdings, Inc. (Successor) of $0.6 million for the period from July 20, 2016 through December 31, 2016. Total cash paid, including the additional share-based compensation, was $33.0 million.

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

The final valuations of assets acquired and liabilities assumed were:

As of
(in thousands)	July 20, 2016
Cash and cash equivalents	$238
Restricted cash	63
Accounts receivable	80,930
Property and equipment	20,990
Intangible assets	20,910
Costs and estimated earnings in excess of billings on uncompleted contracts	38,215
Other current assets	2,272
Other assets	130
Advances to and equity in joint ventures, net	6
Deferred tax assets	380
Total assets acquired	164,134
Accounts payable, including retainage	35,596
Accrued expenses and other current liabilities	26,507
Billings in excess of costs on and estimated earnings on uncompleted contracts	30,068
Long-term debt	30,858
Other long term liabilities	645
Total liabilities assumed	123,674
Net assets acquired	$40,460

Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

	Successor
(in thousands)	March 31, 2017	December 31, 2016
Accounts receivable – trade	$82,901	$90,296
Retainage	25,054	23,868
Allowance for doubtful accounts	(480)	(192)
Accounts receivable, net of allowance for doubtful accounts	$107,475	$113,972

Note 6 – Contracts in Progress

	Successor
(in thousands)	March 31, 2017	December 31, 2016
Revenue earned on uncompleted contracts	$520,565	$532,549
Less: Billings to date	(524,958)	(539,780)
Net overbilling	$(4,393)	(7,231)

The above is reflected in the accompanying condensed consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	29,722	31,959
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,115)	(39,190)
Net overbilling	$(4,393)	$(7,231)

Accounts payable includes retainage due to subcontractors totaling $9.3 million and $8.9 million as of March 31, 2017 and December 31, 2016, respectively.

The Company has asserted claims and may have unapproved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management evaluates these items and estimates the recoverable amounts if this occurs. If significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized. The current estimated net realizable value of such items as recorded in costs and estimated earnings in excess of billings on uncompleted contracts in the condensed consolidated balance sheets is listed below:

	Successor
	As of March 31, 2017	As of December 31, 2016
(in thousands)
Gross amount of unresolved change orders and claims	$7,463	$7,932
Valuation allowance	-	-
Net amount of unresolved change orders and claims	$7,463	$7,932

The Company anticipates that the majority of such amounts will be earned as revenue within one year.

Note 7 – Intangibles

Goodwill was $10.5 million at March 31, 2017 (Successor) and December 31, 2016 (Successor). There has been no change in the carrying amount of the trade name since December 31, 2016 (Successor).

Intangible assets, excluding goodwill, are comprised of the following:

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(2,746)	$2,084
Backlog – Service	880	(615)	265
Customer Relationships - Service	4,710	(702)	4,008
Favorable Leasehold Interests	530	(48)	482
Total amortized intangible assets	10,950	(4,111)	6,839
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(4,111)	$16,799

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2016
Amortized intangible assets:
Backlog – Construction	$4,830	$(2,222)	$2,608
Backlog – Service	880	(398)	482
Customer Relationships - Service	4,710	(452)	4,258
Favorable Leasehold Interests	530	(31)	499
Total amortized intangible assets	10,950	(3,103)	7,847
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(3,103)	$17,807

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

Total amortization expense for these amortizable intangible assets was $1.0 million for the three months ended March 31, 2017 (Successor). There were no intangible assets in the Predecessor period, and accordingly, there was no amortization expense. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the Successor period for the three months ended March 31, 2017.

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Debt

Long-term debt consists of the following obligations as of:

	Successor
(in thousands)	March 31, 2017	December 31, 2016
Credit Agreement – revolver (Successor)	$6,000	$-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	21,750	22,500
Casualty insurance premium financing	1,544	-
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	13	33
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2021	3,708	3,719
Total debt	33,015	26,252
Less - Current portion	(5,989)	(4,476)
Less - Debt issuance costs	(254)	(269)
Long-term debt	$26,772	$21,507

 Successor

Senior Credit Facility

In conjunction with the completion of the Business Combination, all amounts outstanding under LHLLC’s prior senior credit facility were paid in full and a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The new senior credit facility consists of a $25.0 million revolving line of credit and a $24.0 million term loan, both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly commencing with the calendar quarter ended September 30, 2016, and ending with the calendar quarter ending June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. The interest rate in effect at March 31, 2017 on the term loan was 4.77% and 6.75% on the revolving line of credit.

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

The Credit Agreement requires that the Company comply with certain financial performance covenants including total leverage, senior leverage, fixed charges and tangible net worth. As of March 31, 2017, the Company was in compliance with these covenants under the Credit Agreement.

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

During the three months ended March 31, 2017, the Company drew down $6.0 million on its revolving credit facility. The Company had $14.8 million of availability under its revolving credit facility at March 31, 2017.

Subordinated Debt

In conjunction with the completion of the Business Combination, the Company’s prior subordinated debt was paid in full and LFS entered into a new subordinated debt agreement. The new subordinated debt agreement consisted of a $13.0 million loan with a maturity date of July 20, 2022 (the “Subordinated Loan”). Principal payments were not required prior to maturity. Outstanding borrowings bore interest at 16.0%, with 13.0% payable quarterly in cash, and the Company had the option either to pay the remaining 3.0% in cash or have it deferred and capitalized into the Subordinated Loan balance.  On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement in full settlement thereof, including deferred interest and prepayment penalties, totaling $15.3 million, with the proceeds of the Company’s public offering of 1,405,500 shares of its common stock at a price of $13.50 per share.

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

Note 9 – Equity

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

At March 31, 2017 and December 31, 2016, the Company had outstanding warrants exercisable for 4,665,676 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 666,670 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 1,000,006 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At March 31, 2017 and December 31, 2016, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

Note 10 – Cumulative Redeemable Convertible Preferred Stock

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

Note 11 – Income Taxes

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

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate and for the three months ended March 31, 2017 (Successor) consists of the following:

(in thousands)
Current tax provision
U.S. Federal	$-
State and local	-
Total current tax provision	-

Deferred tax benefit
U.S. Federal	(887)
State and local	(196)
Total deferred tax benefit	(1,083)
Provision (benefit) for income taxes	$(1,083)

No valuation allowance was required as of March 31, 2017 and December 31, 2016.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of March 31, 2017 and December 31, 2016. Based on the provisions of ASC 740-10, the Company had no material unrecognized tax benefits as of March 31, 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

Successor For the Three Months Ended March 31, 2017
Federal statutory income tax rate	34.0%
State income taxes, net of federal tax effect	4.6%
Nondeductible/nontaxable items	4.1%
Effective tax rate	42.7%

Note 12 – Operating Segments

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective segments after the allocation of Corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our Corporate department provides general and administrative support services to our two operating segments. The CODM allocates costs between segments for selling, general and administrative expenses and depreciation expense.

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

Condensed segment information for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) is as follows:

	Successor	Predecessor
	2017	2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$91,465	$81,620
Service	23,725	16,199
Total revenue	115,190	97,819

Operating income:
Construction	1,668	3,341
Service	1,369	531
Corporate	(4,843)	(1,572)
Operating income	$(1,806)	$2,300

Operating income for reportable segments	$(1,806)	$2,300
Less Unallocated amounts:
Interest expense	454	835
(Gain) loss on sale of property and equipment	37	(4)
Total unallocated amounts	491	831
Total consolidated income (loss) before income taxes	$(2,297)	$1,469

Other Data:
Depreciation and amortization:
Construction	978	416
Service	489	151
Corporate	1,179	127
Total other data	$2,646	694

Note 13 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $0.9 million for the three months ended March 31, 2017.

Capital leases consist primarily of leases for vehicles (see Note 8 – Debt). The leases are collateralized by the vehicles and require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

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

Under the terms of these energy contracts, the Company provides a guarantee bond to its customers in the amount of the guaranteed savings. The Company also maintains a Service Maintenance Agreement on most of the contracts so it can ensure proper maintenance of the equipment. On contracts without a Service Maintenance Agreement, the Company has no obligation for the guarantee if the equipment is not properly maintained. From the inception of these contracts in 1997 through March 31, 2017, the Company has not been required to make any material payments for unmet energy savings under any of the contracts.

As a result of the guarantee bonds and its experience with these arrangements, the Company does not expect to incur any material liabilities with respect to the contracts. Accordingly, no liability has been recorded for the contract guarantees.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2017, we had approximately $123.1 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

Note 14 - Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $3.2 million maximum aggregate deductible loss limit per year.

The components of the self-insurance as of March 31, 2017 and December 31, 2016 are as follows:

	Successor
(in thousands)	March 31, 2017	December 31, 2016

Current liability — workers' compensation and general liability	$427	$479
Current liability — medical and dental	468	493
Non-current liability	483	601
Total liability shown in Accrued expenses and other liabilities	$1,378	$1,573
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 15 – Backlog

At March 31, 2017 and December 31, 2016, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $373.1 million and $390.2 million, respectively. In addition, Service backlog as of March 31, 2017 and December 31, 2016 was $42.9 million and $44.1 million, respectively.

Note 16 – Related-Party Transactions

Predecessor

In 2002, Limbach Management Holding Company, LLC (“LMHC“) contributed capital of $4.0 million to LHLLC, of which $1.0 million was evidenced by a note payable to the Company which was included in Members’ Equity. The interest rate on the note was 6.0%. The note matured upon the earlier of the date of a change in control (as defined in the note), the date that was one year after the consummation of an initial public offering of the Company, or the date on which there was a dissolution of the Company. If accrued interest was outstanding, interest receivable related to the note was included in other assets. The note, together with accrued interest, totaling $1.0 million, was paid at the consummation of the Business Combination on July 20, 2016.

LHLLC also had a management services agreement with LMHC and an affiliate of another equity member, FdG, for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50 thousand by LMHC and $250 thousand by FdG. Under these agreements, the Predecessor incurred related costs totaling $314 thousand for the three months ended March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in this annual report. We assume no obligation to update any of these forward-looking statements.

On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from January 1, 2017 through March 31, 2017 and at December 31, 2016 are the “Successor” periods. The period presented from January 1, 2016 through March 31, 2016 is the “Predecessor” period.

The historical financial information of 1347 Capital prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis.

The application of acquisition accounting, pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of December 31, 2016 and for January 1, 2017 through March 31, 2017 (Successor) may not be comparable to Limbach’s Predecessor financial information for January 1, 2016 through March 31, 2016 (Predecessor). Refer to Notes 1 and 4 in the Notes to Condensed Consolidated Financial Statements for additional information on the accounting for the Business Combination.

Calendar Year

We operate on a calendar year ending on December 31 for financial reporting purposes. For calendar year 2017, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2017 through March 31, 2017 (Successor) and for calendar year 2016, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2016 through March 31, 2016 (Predecessor).

Overview

We are an industry-leading commercial specialty contractor in the areas of HVAC, plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, sheet metal fabrication and installation, specialty piping and electrical services, and (ii) Service, in which we provide facility maintenance or general construction services primarily related to HVAC, plumbing or electrical services. Our branches and corporate headquarters are located in the United States.

Comparison of select financial data:

Successor	Predecessor
For the three months ended March 31,	2016
(Amounts in thousands, except for percentages)	2017	2016	Increase/(Decrease)
($)	($)	($)	(%)

Revenue	$115,190	$97,819	$17,371	17.8%

Income (loss) before income taxes	(2,297)	1,469	(3,766)	(256.4)%

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

Depreciation and Amortization

Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including leasehold interests, customer relationships, Construction and Service backlogs and definite lived assets.

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

Provision for Income Taxes

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

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Surety Bonding

In connection with our business, occasionally we are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically have face amounts ranging from $2 thousand to $101.0 million. As of March 31, 2017, we had approximately $123.1 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s chief operating decision makers (“CODM”) review operating results for the purposes of allocating resources and assessing performance. Our chief operating decision makers are our chief executive officer, chief financial officer and chief operating officer. The CODM evaluates performance and allocate resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends on redeemable convertible preferred stock, if any.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our corporate department provides selling, general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 12 – Operating Segments in the Notes to Condensed Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Comparison of Results of Operations for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor)

The following table presents operating results for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	Three months ended March 31,
	2017			2016
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$91,465	79.4%		$81,620	83.4%
Service	23,725	20.6%		16,199	16.6%
Total revenue	115,190	100.0%		97,819	100.0%

Cost of revenue:
Construction	82,516	90.2	%(1)	72,912	89.3	%(1)
Service	18,905	79.7	%(2)	12,766	78.8	%(2)
Total cost of revenue	101,421	88.0%		85,678	87.6%
Selling, general and administrative:
Construction	7,281	6.3%		5,367	5.5%
Service	3,451	3.0%		2,902	3.0%
Corporate	3,835	3.3%		1,572	1.6%
Total selling, general and administrative expenses	14,567	12.6%		9,841	10.1%

Amortization of intangibles	1,008	0.9%		-	0.0%
Operating income (loss)	(1,806)	-1.6%		2,300	2.4%
Other expenses:
Corporate	491	0.4%		831	0.8%
Total other expenses	491	0.4%		831	0.8%
(Loss) income from operations before provision for income taxes	(2,297)	-2.0%		1,469	1.5%
Income tax benefit	1,083	0.9%		-	0.0%

Net (loss) income	(1,214)	-1.1%		1,469	1.5%
Dividends on redeemable convertible preferred stock	238	0.2%		-	0.0%
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,452)	-1.3%
Net income attributable to Limbach Holdings LLC member unit holders				$1,469	1.5%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor
	Three months ended March 31,
(Amounts in thousands except for percentages)	2017	2016	Increase/ (Decrease)
	($)	($)	$	%
Revenue:
Construction	$91,465	$81,620	$9,845	12.1%
Service	23,725	16,199	7,526	46.5%
Total revenue	115,190	97,819	17,371	17.8%

Cost of revenue:
Construction	82,516	72,912	9,604	13.2%
Service	18,905	12,766	6,139	48.1%
Total cost of revenue	101,421	85,678	15,743	18.4%

Gross Profit:
Construction	8,949	8,708	241	2.8%
Service	4,820	3,433	1,387	40.4%
Total gross profit	13,769	12,141	1,628	13.4%

Selling, general and administrative expenses:
Construction	7,281	5,367	1,914	35.7%
Service	3,451	2,902	549	18.9%
Corporate	3,835	1,572	2,263	144.0%
Total selling, general and administrative expenses	14,567	9,841	4,726	48.0%

Amortization of intangibles	1,008	-	1,008	100.0%

Operating income (loss):
Construction	1,668	3,341	(1,673)	-50.1%
Service	1,369	531	838	157.8%
Corporate	(4,843)	(1,572)	(3,271)	-208.1%
Operating income (loss)	(1,806)	2,300	(4,106)	-178.5%

Revenue

Revenue for the three months ended March 31, 2017 (Successor) increased by $17.4 million compared to the three months ended March 31, 2016 (Predecessor). Construction revenue increased by $9.8 million, or 12.1%, and Service revenue increased by $7.5 million, or 46.5%. The increase in Construction revenue was primarily driven by growth in the Michigan and the Mid-Atlantic regions and partially offset by a decline in the Southern California and New England regions. The $7.5 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Michigan, New England, Ohio, Florida, the Mid-Atlantic and Western Pennsylvania caused the overall service revenue increase. Year-to-date maintenance contract revenue was $3.1 million and $2.7 million as of March 31, 2017 and March 31, 2016, respectively, an increase of $374 thousand or 12.1%.

Gross Profit

Our gross profit increased by $1.6 million for the three months ended March 31, 2017 (Successor) compared to the three months ended March 31, 2016 (Predecessor). Construction gross profit increased $0.2 million, or 2.8%. Service gross profit increased $1.4 million, or 40.4%. The total gross profit percentage decreased slightly from 12.4% for the three months ended March 31, 2016 to 12.0% for the same period ended in 2017, mainly driven by project mix. The service segment gross profit decreased from 21.2% for the three months ended March 31, 2016 compared to 20.3% for the three months ended March 31, 2017 because we have grown our owner direct project business. Such growth results in larger projects and more gross profit dollars, but a lower margin percentage as we complete more full service projects for owners.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended March 31, 2017 (Successor) increased by approximately $4.7 million to $14.6 million compared to $9.8 million for the three months ended March 31, 2016 (Predecessor). The Company incurred approximately $2.3 million of additional salary and benefits costs and professional accounting, legal and consulting fees related to public company requirements in the first three months of 2017, coupled with other cost increases at the branches.  Specifically, during the first quarter of 2017, we experienced higher salary and benefits costs totaling $839 thousand related to new hires at several branches, and incurred a $242 thousand bad debt charge related to a bankrupt customer.  In Florida, we leased new office space to accommodate our growth and incurred additional rent expense totaling $130 thousand during the first quarter of 2017. Selling, general and administrative expenses as a percentage of revenues were 12.6% and 10.1% for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $1.0 million for the three months ended March 31, 2017 (Successor). There were no intangible assets in the Predecessor period, and accordingly no amortization expense.

Other Expenses

Other expenses, primarily interest expense, were $0.5 million and $0.8 million for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor), respectively. Difference in interest expense year over year is due to $3.8 million less long-term debt and no subordinated debt outstanding at March 31, 2017 compared to March 31, 2016.

Provision for Income Taxes

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

The Company had no current federal and state income tax expense for the three months ended March 31, 2017 (Successor). Deferred income tax benefit totaled $1.1 million for the same period. The Company has a net deferred tax asset of $5.4 million as of March 31, 2017 (Successor). See Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog at March 31, 2017 (Successor) was $373.1 million compared to $390.2 million at December 31, 2016 (Successor). The decrease in backlog at March 31, 2017 compared to backlog at December 31, 2016 was due to a delay in awarding the construction portion of Design build/Design assist contracts that are in backlog for only the engineering value of the projects. Of the backlog at March 31, 2017, we expect to recognize approximately $283.9 million by the end of 2017. In addition, Service backlog as of March 31, 2017 (Successor) was $42.9 million compared to $44.1 million at December 31, 2016 (Successor).

Upon the closing of the Business Combination, the Company recognized intangible assets for the fair value of both Construction and Service backlogs. See Note 4 – Business Combination in the Notes to Condensed Consolidated Financial Statements.

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

We believe our current cash and cash equivalents of $6.3 million as of March 31, 2017, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $14.8 million of availability as of March 31, 2017) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The elimination of the subordinated debt and accompanying interest expense will improve cash flow. Additionally, we expect that certain non-cash items, including certain deferred tax assets resulting from accumulated net operating losses generated by the Company prior to the Business Combination, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

The following table reflects our available funding capacity as of March 31, 2017:

(in thousands)
Cash & cash equivalents		$6,291
Credit agreement:
Revolving credit facility	$25,000
Term loan	21,750
State of Ohio	13
	46,763
Outstanding borrowings	(27,763)
Issued letters of credit	(4,240)
Net credit agreement capacity available		14,760
Total available funding capacity		$21,051

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2017, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	Successor
	As of
	March 31,	December 31,
(in thousands, except ratios)	2017	2016
Current assets	$148,043	$155,183
Current liabilities	(115,015)	(126,729)

Net working capital	$33,028	$28,454
Current ratio*	1.29	1.22

*	Current ratio is calculated by dividing current assets by current liabilities.

The following table presents summary cash flow information for the periods indicated:

	Successor	Predecessor
	For the three months ended March 31,
(in thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$(4,727)	$(7,011)
Investing activities	(623)	(742)
Financing activities	4,235	1,667
Net decrease in cash and cash equivalents	$(1,115)	$(6,086)

Property and equipment financed with capital leases	$393	$500
Insurance financed premium	2,135	-
Interest paid	409	119

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $4.7 million for the three months ended March 31, 2017 (Successor) as compared to $7.0 million for the three months ended March 31, 2016 (Predecessor). For the three months ended March 31, 2017, the key drivers of the improvement in cash used in operating activities were a $6.2 million decrease in net receivables, as offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, or overbillings, of $5.1 million. The decrease in overbillings was primarily due to new construction projects with underbilled balances, each of which had no prior balance, offset by several overbilled projects, some of which had no prior balance. Additionally, accrued expenses and other liabilities decreased by $5.0 million, due primarily to a $4.3 million decrease in the bonus and commission accrual resulting from 2016 bonus payments made during the first quarter of 2017 and a decrease of $0.8 million in accrued job costs offset by a $0.4 million increase in accrued payroll and related liabilities due to increased personnel costs.

During the quarter ended March 31, 2016, we used cash and cash equivalents of $7.0 million for operating activities. We experienced an increase in receivables of $6 million, a decrease in trade payables of $4.9 million and an increase in overbillings of $5.3 million. Accrued expenses decreased $2.7 million and costs and estimated earnings in excess of billings on uncompleted contracts increased $1.5 million. The increase in receivables was due to additional business volume. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to two large guaranteed maximum price projects that require monthly billing to cut off one week before month end. The early cutoff relating to these projects resulted in costs being incurred during the last week of the month that are not billed until the following month, as well as a corresponding increase in unbilled service costs. The decrease in accrued expenses is primarily the result of payment of $3 million in incentive compensation expense for the prior year. Trade payables decreased due to payment of invoices on new projects and the completion of projects from 2015.

Non-cash charges for depreciation and amortization increased by $1.9 million to $2.6 million for the three months ended March 31, 2017 from $0.7 million for the same period ended March 31, 2016 due primarily to the amortization of intangible assets acquired as part of the acquisition of LHLLC beginning in the third quarter of 2016.

Cash Flows Used in Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2017 (Successor) and 2016 (Predecessor) were $0.6 million and $0.7 million, respectively, were primarily for capital additions. The majority of our 2017 and 2016 capital additions pertain to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $4.2 million and $1.7 million for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), respectively. For the three months ended March 31, 2017 (Successor), we received proceeds from the Credit Agreement revolving facility of $13.0 million, offset by $7.0 million in repayments, $0.8 million of term loan repayments and capital lease payments of $0.4 million.

For the three months ended March 31, 2016 (Predecessor), we received proceeds from the revolving credit facility in our financial activities of $23.5 million offset by revolving credit facility payments of $21.0 million, term loan payments of $0.5 million and capital lease payments of $0.3 million.

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

Debt and Other Obligations

In January 2016 we amended our prior credit facility, resulting in a $35.0 million line of credit with a commercial bank, which contained variable interest at one-month LIBOR plus 2.75%, and was due to expire May 2018. This line of credit was refinanced in connection with the Business Combination as disclosed below. The line of credit was subject to certain financial covenants.

On July 20, 2016 in connection with the Business Combination, a subsidiary of the Company, Limbach Facility Services, LLC (“LFS”), refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement, and incurred lender and third party costs which were all capitalized on our balance sheet. The refinancing qualified as debt extinguishment under GAAP. The Credit Agreement provides for a $25.0 million line of credit and a $24.0 million term loan with a consortium of four commercial banks. The loans have a variable interest rate based on one-month LIBOR and expire in July 2021. The loans are subject to certain financial covenants. Also on July 20, 2016, LFS entered into the Subordinated Loan Agreement, which provided for a $13.0 million subordinated note at 16.0% interest with 13.0% interest paid in cash and the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. The subordinated loan was set to mature in July 2022. On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million to Alcentra in full settlement of the Subordinated Loan Agreement using the proceeds from the sale of 1,405,500 shares of its common stock at an offering price of $13.50 per share.

During the three months ended March 31, 2017, the Company drew down $6.0 million on its revolving credit facility. As of March 31, 2017, there was $14.8 million of available capacity under the line of credit and $21.8 million outstanding under the term loan provided by the Credit Agreement. In January 2017, the Company obtained an additional irrevocable letter of credit, set to expire in January 2018, in the amount of $850 thousand for its self-insurance program. At March 31, 2017, the Company had total irrevocable letters of credit in the amount of $4.2 million under its self-insurance program as compared to $3.4 million at December 31, 2016. As of March 31, 2017 and December 31, 2016, we were in compliance with all the financial and other covenants related to the Credit Agreement.

Income Taxes

The Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation. The Company had no current federal and state income tax expense for the three months ended March 31, 2017 (Successor). Deferred income tax benefit totaled $1.1 million for the same period. The Company has a net deferred tax asset of $5.4 million as of March 31, 2017 (Successor).

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

We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as a current liability in accrued expenses and other current liabilities.

The components of the self-insurance are reflected below as of March 31, 2017 and December 31, 2016:

	Successor
(in thousands)	As of March 31, 2017	As of December 31, 2016
Current liability – workers’ compensation and general liability	$427	$479
Current liability – medical and dental	468	493
Non-current liability	483	601
Total liability	$1,378	$1,573
Restricted cash	$113	$113

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

Related-Party Transactions

Predecessor

The Company also had a management services agreement with LMHC and an affiliate of another equity member, FdG Associates LLC (“FdG”), for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $50 thousand by LMHC and $250 thousand by FdG. Total management fees were $314 thousand for the three months ended March 31, 2016 (Predecessor). The LMHC and FdG management services agreements were both terminated upon consummation of the Business Combination.

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have. See Note 3 - Accounting Standards in the Notes to Condensed Consolidated Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.

Significant Accounting Policies and Significant Estimates

Our Condensed Consolidated Financial Statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that some of our more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) service contracts; (b) collectability or valuation of accounts receivable; (c) costs and earnings in excess of billings and billings in excess of costs and earnings; (d) property and equipment; (e) fair value measurements; (f) stock based compensation; (g) impairment of both definite and indefinite- lived intangibles; (h) long-lived assets; (i) insurance reserves; (j) tax valuation allowance; (k) accounting for the business combination and (l) joint ventures.

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

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for long-term construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

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

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the condensed consolidated balance sheets arise when revenue has been recognized but the amounts have not been billed under the terms of the contracts. Also included in Costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

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

Property and Equipment

Property and equipment, including purchases financed through capital leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which for buildings and leasehold improvements is 5 to 40 years and for machinery and equipment is 1 to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.

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

The Company’s consolidated financial instruments are comprised of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company determined the fair value of its senior credit facility term loan at $21.8 million and the revolver at $6.0 million as of March 31, 2017. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

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

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. At March 31, 2017, no stock-based awards have been granted under the 2016 Plan.

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

Contractual Obligations

The following table represents the Company’s contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to operating leases outstanding as of March 31, 2017:

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$10,336	$2,729	$3,924	$1,799	$1,884
Capital leases and deemed landlord financing	3,708	1,432	1,929	347	-
Long-term debt	27,763	3,013	7,050	17,700	-
Insurance premium financing	1,544	1,544	-	-	-
Interest on long-term debt (1)	3,163	1,002	1,535	626	-
Purchase commitments (2)	130,661	116,651	14,010	-	-
Total	$177,175	$126,371	$28,448	$20,472	$1,884

(1)	Interest on long-term debt includes projected interest due on the outstanding term loan debt at an interest rate of 4.77%, 6.75% on the revolving credit facility and a 0.50% unused commitment fee on the unused balance of the revolver.

(2)	Purchase commitments represent open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in the Company's Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures, as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Based upon this assessment, management determined that, as of March 31, 2017, we had the following material weaknesses:

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

Management’s Remediation Plans

In light of our material weaknesses in internal control over financial reporting, we retained consulting firms with technical expertise in accounting and SEC reporting matters to support the preparation of our financial statements, assist us in determining the costs to accrue and associated revenues to record, and perform additional analysis to ensure that our financial statements are prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Except with respect to certain enhancements discussed immediately above under Management’s Remediation Plans, there has been no change in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleges that (1) the Defendants’ efforts to consummate the Business Combination are “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required Company to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the stockholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of Company’s Charter. The Complaint therefore seeks (a) a determination that the action is a proper class action and that Mr. Garfield is a proper class representative; (b) a determination that the action is a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement is void because it is ultra vires; (e) injunctive relief rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants are vigorously defending this lawsuit and believe that the Complaint is without merit because, among other things, the Company entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which the Company was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement is not incomplete and misleading.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III

/s/ John T. Jordan, Jr.
John T. Jordan, Jr.

Date: May 15, 2017

Exhibits Index

Exhibit	Description
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.