Form 10-Q
period 2017-06-30
Limbach Holdings, Inc.
filed 2017-08-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T K (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer   ☐     Non-accelerated filer (Do not check if a smaller reporting company)  ☐

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

As of August 11, 2017, there were 7,454,602 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	Successor
	June 30,	December 31,
	2017	2016
(in thousands, except share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$685	$7,406
Restricted cash	113	113
Accounts receivable, net	102,509	113,972
Costs and estimated earnings in excess of billings on uncompleted contracts	30,119	31,959
Other current assets	3,941	1,733
Total current assets	137,367	155,183

Property and equipment, net of accumulated depreciation of $5.9 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively	17,438	18,541
Intangible assets, net	15,783	17,807
Goodwill	10,488	10,488
Deferred tax asset	4,947	4,268
Other assets	527	588
Total assets	$186,550	$206,875

LIABILITIES
Current liabilities
Current portion of long-term debt	$5,390	$4,476
Accounts payable, including retainage	45,833	57,034
Billings in excess of costs and estimated earnings on uncompleted contracts	30,203	39,190
Accrued expenses and other current liabilities	28,819	26,029
Total current liabilities	110,245	126,729
Long-term debt	18,110	21,507
Other long-term liabilities	914	817
Total liabilities	129,269	149,053
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 400,000 issued and outstanding at June 30, 2017 and December 31, 2016, respectively ($10,780 and $10,365 redemption value at June 30, 2017 and December 31, 2016, respectively)	10,860	10,374

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,454,602 issued and outstanding at June 30, 2017 and 7,454,491 at December 31, 2016	1	1
Additional paid-in capital	55,162	55,162
Accumulated deficit	(8,742)	(7,715)
Total stockholders’ equity	46,421	47,448
Total liabilities and stockholders’ equity	$186,550	$206,875

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Revenue	$117,838	$96,648	$233,028	$194,467
Cost of revenue	102,300	83,462	203,722	169,140
Gross profit	15,538	13,186	29,306	25,327
Operating expenses:
Selling, general and administrative expenses	12,787	10,277	27,353	20,118
Amortization of intangibles	1,016	-	2,024	-
Total operating expenses	13,803	10,277	29,377	20,118
Operating income (loss)	1,735	2,909	(71)	5,209
Other income (expenses):
Interest income (expense), net	(563)	(884)	(1,017)	(1,719)
Loss on disposition of property and equipment	(99)	(7)	(136)	(3)
Total other expenses	(662)	(891)	(1,153)	(1,722)
Income (loss) before income taxes	1,073	2,018	(1,224)	3,487
Income tax (expense) benefit	(404)	-	679	-
Net income (loss)	669	2,018	(545)	3,487
Dividends on cumulative redeemable convertible preferred stock	244	-	482	-
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$425		$(1,027)
Net income attributable to Limbach Holdings LLC member unit holders		$2,018		$3,487
Successor Earnings Per Share (“EPS”)
Basic earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$0.06		$(0.14)
Diluted earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$0.05		$(0.14)
Weighted average number of shares outstanding:
Basic	7,454,564		7,454,528
Diluted	7,795,484		7,454,528

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2016	7,454,491	$1	$55,162	$(7,715)	$47,448
Dividends on redeemable convertible preferred stock				(482)	(482)
Exercise of warrants	111	-	-		-
Net loss				(545)	(545)
Balance at June 30, 2017	7,454,602	$1	$55,162	$(8,742)	$46,421

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$(545)	$3,487
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,359	1,433
Allowance for doubtful accounts	245	48
Capitalized deferred interest on subordinated debt	-	1,234
Amortization of debt issuance costs	90	-
Deferred tax benefit	(679)	-
Accretion of preferred stock discount to redemption value	4	-
(Gain) loss on disposition of property and equipment	136	3
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	11,218	(6,813)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	1,840	(2,439)
(Increase) decrease in other current assets	(72)	(493)
(Increase) decrease in other assets	-	(39)
Increase (decrease) in accounts payable	(11,201)	(3,006)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(8,987)	9,814
Increase (decrease) in accrued expenses and other current liabilities	2,789	(2,389)
Increase (decrease) in other long-term liabilities	97	245
Net cash provided by operating activities	294	1,085
Cash flows from investing activities:
Proceeds from sale of property and equipment	7	7
Purchase of property and equipment	(1,656)	(1,662)
Net cash used in investing activities	(1,649)	(1,655)
Cash flows from financing activities:
Proceeds from revolving credit facility	-	55,611
Payments on revolving credit facility	-	(57,611)
Payments on Credit Agreement term loan	(3,365)	-
Proceeds from Credit Agreement revolver	44,553	-
Payments on Credit Agreement revolver	(44,553)	-
Payments on term loan	(33)	(1,038)
Payments on financed insurance premium	(1,164)	-
Payments of distributions	-	(162)
Payments on capital leases	(804)	(650)
Net cash used in financing activities	(5,366)	(3,850)
Decrease in cash and cash equivalents	(6,721)	(4,420)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	7,406	-
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	-	6,107
Cash and cash equivalents, end of period	$685	$1,687
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$718	$873
Financed insurance premium	$2,135	$-
Interest paid	$927	$512

During the Successor period for the six months ended June 30, 2017, the Company recorded redeemable convertible preferred stock dividends totaling $0.5 million.

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

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016, the Company consummated a business combination (“Business Combination”) with LHLLC pursuant to the agreement and plan of merger dated as of March 23, 2016, by and among 1347 Capital Corp. (now Limbach Holdings, Inc.), LHLLC and FdG HVAC LLC (“FdG”), as stockholders’ representative (the “Merger Agreement”). In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination for further discussion.

We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing and electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

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

The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from January 1, 2017 through June 30, 2017 and at December 31, 2016 are the “Successor” periods. The period presented from January 1, 2016 through June 30, 2016 is the “Predecessor” period.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet as of June 30, 2017, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of June 30, 2017, and its results of operations and its cash flows for the three and six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor). The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace most of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has not yet commenced its analysis of this standard or selected the basis on which it will be applied, and therefore cannot estimate the impact of its adoption on the Condensed Consolidated Financial Statements. Beginning in the third quarter of 2017, we will commence a process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. We will also review our various types of revenue arrangements, draft accounting policies and evaluate the new disclosure requirements on our business processes, controls and systems.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. It is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. The Company has not yet commenced its analysis of this standard and therefore cannot estimate the impact of its adoption on the Condensed Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this standard to determine the impact of its adoption on the Condensed Consolidated Financial Statements.

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

LHLLC’s equity holders and option holders received consideration comprised of (a) $32.4 million in cash, (b) 2,200,005 shares of Company common stock with a fair value of $17.5 million, (c) 666,670 merger warrants, each exercisable for one share of Company common stock at an exercise price of $12.50 per share with a fair value of $0.5 million, and (d) 1,000,006 additional warrants, each exercisable for one share of Company common stock at an exercise price of $11.50 per share, with a fair value of $0.6 million. Certain of the shares and warrants are subject to lockup agreements and securities law restrictions. Additional cash totaling $0.6 million in excess of fair value was paid to LHLLC (Predecessor) Class C Unit Option holders, resulting in share-based compensation expense to Limbach Holdings, Inc. (Successor) of $0.6 million for the period from July 20, 2016 through December 31, 2016. Total cash paid, including the additional share-based compensation, was $33.0 million.

As part of the consideration in the Business Combination, the Company issued shares of common stock to LHLLC’s equity holders pursuant to an effective registration statement and Merger Warrants (as defined below) and Additional Merger Warrants (as defined below) pursuant to a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”). Securities Act restrictions on the resale of such securities constitute a security-specific restriction under fair value guidance; therefore, a price adjustment to the fair value is appropriate for affiliates of the Company who own in excess of 10% of the outstanding securities. Fair value determinations for the securities used as consideration are valued at market prices, unless they have a security-specific restriction. Fair value determination for securities with security-specific restrictions under federal securities laws incorporate a price adjustment to the market price.

The final valuations of assets acquired and liabilities assumed were:

As of
(in thousands)	July 20, 2016
Cash and cash equivalents	$238
Restricted cash	63
Accounts receivable	80,930
Property and equipment	20,990
Intangible assets	20,910
Costs and estimated earnings in excess of billings on uncompleted contracts	38,215
Other current assets	2,272
Other assets	130
Advances to and equity in joint ventures, net	6
Deferred tax assets	380
Total assets acquired	164,134
Accounts payable, including retainage	35,596
Accrued expenses and other current liabilities	26,507
Billings in excess of costs on and estimated earnings on uncompleted contracts	30,068
Long-term debt	30,858
Other long term liabilities	645
Total liabilities assumed	123,674
Net assets acquired	$40,460

Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

	Successor
(in thousands)	June 30, 2017	December 31, 2016
Accounts receivable – trade	$78,673	$90,296
Retainage	24,090	23,868
Allowance for doubtful accounts	(254)	(192)
Accounts receivable, net of allowance for doubtful accounts	$102,509	$113,972

Note 6 – Contracts in Progress

	Successor
(in thousands)	June 30, 2017	December 31, 2016
Revenue earned on uncompleted contracts	$578,861	$532,549
Less: Billings to date	(578,945)	(539,780)
Net overbilling	$(84)	(7,231)

The above is reflected in the accompanying condensed consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	30,119	31,959
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,203)	(39,190)
Net overbilling	$(84)	$(7,231)

Accounts payable includes retainage due to subcontractors totaling $9.2 million and $8.9 million as of June 30, 2017 and December 31, 2016, respectively.

The Company has asserted claims and may have unapproved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management evaluates these items and estimates the recoverable amounts. If significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized.

Note 7 – Intangibles

Goodwill was $10.5 million at June 30, 2017 (Successor) and December 31, 2016 (Successor). There has been no change in the carrying amount of the trade name since December 31, 2016 (Successor).

Intangible assets, excluding goodwill, are comprised of the following:

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(3,276)	$1,554
Backlog – Service	880	(834)	46
Customer Relationships - Service	4,710	(952)	3,758
Favorable Leasehold Interests	530	(65)	465
Total amortized intangible assets	10,950	(5,127)	5,823
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(5,127)	$15,783

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2016
Amortized intangible assets:
Backlog – Construction	$4,830	$(2,222)	$2,608
Backlog – Service	880	(398)	482
Customer Relationships - Service	4,710	(452)	4,258
Favorable Leasehold Interests	530	(31)	499
Total amortized intangible assets	10,950	(3,103)	7,847
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(3,103)	$17,807

Total amortization expense for these amortizable intangible assets was $2.0 million for the six months ended June 30, 2017 (Successor). There were no intangible assets in the Predecessor period, and accordingly, there was no amortization expense. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the Successor period for the six months ended June 30, 2017.

Note 8 – Debt

Long-term debt consists of the following obligations as of:

	Successor
(in thousands)	June 30, 2017	December 31, 2016
Credit Agreement – revolver (Successor)	$-	$-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	19,135	22,500
Casualty insurance premium financing	971	-
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	-	33
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2021	3,633	3,719
Total debt	23,739	26,252
Less - Current portion	(5,390)	(4,476)
Less - Debt issuance costs	(239)	(269)
Long-term debt	$18,110	$21,507

Successor

Senior Credit Facility

In conjunction with the completion of the Business Combination, all amounts outstanding under LHLLC’s prior senior credit facility were paid in full and a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The new senior credit facility consists of a $25.0 million revolving line of credit and a $24.0 million term loan, both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly commencing with the calendar quarter ended September 30, 2016, and ending with the calendar quarter ending June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. During June 2017, the Company voluntarily made an additional principal payment of $1,865,000 on its term loan. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At June 30, 2017, the interest rate in effect on the term loan was 4.80%.

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

The Credit Agreement requires that the Company comply with certain financial performance covenants including total leverage, senior leverage, fixed charges and tangible net worth. As of June 30, 2017, the Company was in compliance with these covenants under the Credit Agreement. Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ending December 31, 2017, the Company will be required to remit an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement), which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

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

During the six months ended June 30, 2017, the Company drew down and repaid a total of $44.6 million on its revolving credit facility. The Company had $20.8 million of availability under its revolving credit facility at June 30, 2017.

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

At June 30, 2017, the Company had outstanding warrants exercisable for 4,664,901 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 666,360 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 999,541 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). At December 31, 2016, the Company had outstanding warrants exercisable for 4,665,676 shares of common stock.

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At June 30, 2017 and December 31, 2016, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

On May 2, 2017, the Company issued 111 shares of common stock in connection with the cashless exercise of 310 Merger Warrants and 465 Additional Merger Warrants.

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

So long as the Preferred Stock is outstanding, the Company is restricted from repurchasing, redeeming or retiring any shares of its capital stock other than the Preferred Stock. In the event of liquidation, dissolution or winding up, the holders of the Preferred Stock will be entitled to receive $25.00 per share of Preferred Stock, plus accrued but unpaid dividends thereon, whether declared or not, before any amount is paid or any assets are distributed to holders of junior capital stock. After payment to the holders of Preferred Stock of the liquidation amounts, such holders shall not be entitled to share in any further distribution payment in respect of the assets of the Company. The Company will redeem all outstanding shares of Preferred Stock on the six-year anniversary from the date of issuance for the price of $25.00 per share of Preferred Stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The holders are not entitled to vote. See also Note 18 – Subsequent Events.

Note 11 - Fair Value Measurements

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. As of June 30, 2017, the Company determined the fair value of its senior credit facility term loan at $19.1 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

Note 12 - Earnings per Share

The Successor’s computations of diluted EPS for the three and six-month periods ended June 30, 2017 excluded 800,000 potential shares related to the Preferred Stock due to its antidilutive effects under the if-converted method.

For the six months ended June 30, 2017, the Successor’s computation of diluted EPS also excluded 515,310 potential shares from warrants, which were “in the money” (i.e., the average market price exceeded the exercise price), but would have had an antidilutive effect under the treasury stock method for that period. Diluted EPS also excluded 5,915 potential shares in connection with 17,100 remaining UPOs (issued in 2014), which also would have had an antidilutive effect under the treasury stock method for the six months ended June 30, 2017.

Warrants to purchase 600,000 shares of common stock at $15.00 per share were outstanding but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the shares of common stock during the period for the three months and six months ended June 30, 2017 (in accordance with ASC 260-10-55-3). These warrants, which expire on various dates through July 20, 2023, were still outstanding at June 30, 2017.

(in thousands, except per share amounts)	Three months ended June 30, 2017	Six months ended June 30, 2017
EPS numerator:
Net income (loss)	$669	$(545)
Less: Undistributed preferred stock dividends	(244)	(482)
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$425	$(1,027)

EPS denominator:
Weighted average shares outstanding – basic	7,455	7,455
Impact of dilutive securities (1)	340	-
Weighted average shares outstanding – diluted	7,795	7,455

Basic EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.06	$(0.14)
Diluted EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.05	$(0.14)

(1)	Consists of public, private, merger, additional merger and UPO warrants.

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

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate and for the three and six months ended June 30, 2017 (Successor) consists of the following:

(in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Current tax provision
U.S. Federal	$-	$-
State and local	-	-
Total current tax provision	-	-

Deferred tax provision (benefit)
U.S. Federal	333	(553)
State and local	71	(126)
Total deferred tax provision (benefit)	404	(679)
Provision for (benefit from) income taxes	$404	$(679)

No valuation allowance was required as of June 30, 2017 or December 31, 2016.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of June 30, 2017 or December 31, 2016. Based on the provisions of ASC 740-10, the Company had no material unrecognized tax benefits as of June 30, 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

Six months ended June 30, 2017
Federal statutory income tax rate	34.0%
State income taxes, net of federal tax effect	4.6%
Nondeductible/nontaxable items	2.1%
Tax credits	(0.9)%
Effective tax rate	39.8%

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

Condensed segment information for the three months ended June 30, 2017 (Successor) and 2016 (Predecessor) is as follows:

	Successor	Predecessor
	Three months ended June 30,
	2017	2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$96,221	$77,329
Service	21,617	19,319
Total revenue	117,838	96,648

Operating income:
Construction	5,807	3,785
Service	1,008	1,392
Corporate	(5,080)	(2,268)
Operating income	$1,735	$2,909

Operating income for reportable segments	$1,735	$2,909
Less unallocated amounts:
Interest expense	563	884
(Gain) loss on sale of property and equipment	99	7
Total unallocated amounts	662	891
Total consolidated income (loss) before income taxes	$1,073	$2,018

Other Data:
Depreciation and amortization:
Construction	$1,001	$445
Service	503	156
Corporate	1,208	137
Total other data	$2,712	$738

Condensed segment information for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor) is as follows:

	Successor	Predecessor
	Six months ended June 30,
	2017	2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$187,686	$158,949
Service	45,342	35,518
Total revenue	233,028	194,467

Operating income:
Construction	7,475	7,130
Service	2,376	1,923
Corporate	(9,922)	(3,844)
Operating income (loss)	$(71)	$5,209

Operating income (loss) for reportable segments	$(71)	$5,209
Less unallocated amounts:
Interest expense	1,017	1,719
(Gain) loss on sale of property and equipment	136	3
Total unallocated amounts	1,153	1,722
Total consolidated income (loss) before income taxes	$(1,224)	$3,487

Other Data:
Depreciation and amortization:
Construction	$1,979	$860
Service	992	307
Corporate	2,388	266
Total other data	$5,359	$1,433

Note 15 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2017, respectively.

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

Energy Contracts. The Company enters into contracts with certain state agencies in Ohio to acquire, construct, implement, and install energy conservation measures, as described in the contracts. The contracts include guarantees related to yearly energy costs savings by these customers, typically over a ten-year period. To the extent the yearly savings guarantees are unmet, the Company would be required to pay the customer the difference between the amount of energy costs savings guarantee and actual savings realized. The total of those guarantee amounts for each of the years ending December 31, 2017 and 2018 are $84 thousand and $42 thousand, respectively.

Under the terms of these energy contracts, the Company provides a guarantee bond to its customers in the amount of the guaranteed savings. The Company also maintains a Service Maintenance Agreement on most of the contracts so it can ensure proper maintenance of the equipment. On contracts without a Service Maintenance Agreement, the Company has no obligation for the guarantee if the equipment is not properly maintained. From the inception of these contracts in 1997 through June 30, 2017, the Company has not been required to make any material payments for unmet energy savings under any of the contracts.

As a result of the guarantee bonds and its experience with these arrangements, the Company does not expect to incur any material liabilities with respect to the contracts. Accordingly, no liability has been recorded for the contract guarantees.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2017, we had approximately $85.4 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

The components of the self-insurance liability as of June 30, 2017 and December 31, 2016 are as follows:

	Successor
(in thousands)	June 30, 2017	December 31, 2016

Current liability — workers' compensation and general liability	$111	$479
Current liability — medical and dental	574	493
Non-current liability	564	601
Total liability shown in Accrued expenses and other liabilities	$1,249	$1,573
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 17 – Backlog

At June 30, 2017 and December 31, 2016, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $469.3 million and $390.2 million, respectively. In addition, Service backlog as of June 30, 2017 and December 31, 2016 was $44.5 million and $44.1 million, respectively.

Note 18 – Subsequent Events

On July 14, 2017, the Company entered into a preferred stock repurchase agreement (the “Preferred Stock Repurchase Agreement”) with 1347 Investors LLC (“1347 Investors”) pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Preferred Stock for an aggregate sum of $4,092,153 in cash, (b) for a period of six months after such repurchase, the Company will have the right to repurchase from 1347 Investors in one or more transactions all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors will not, with respect to the 509,500 shares of common stock held in escrow pursuant to its current lock-up arrangement that expired on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration through October 20, 2017.

This repurchase was funded through borrowings under the Company’s revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 17, 2017. We assume no obligation to update any of these forward-looking statements.

On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from January 1, 2017 through June 30, 2017 and at December 31, 2016 are the “Successor” periods. The period presented from January 1, 2016 through June 30, 2016 is the “Predecessor” period.

The historical financial information of 1347 Capital prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis.

The application of acquisition accounting, pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of December 31, 2016 and for January 1, 2017 through June 30, 2017 (Successor) may not be comparable to Limbach’s Predecessor financial information for January 1, 2016 through June 30, 2016 (Predecessor). Refer to Notes 1 and 4 in the Notes to Condensed Consolidated Financial Statements for additional information on the accounting for the Business Combination.

Calendar Year

We operate on a calendar year ending on December 31 for financial reporting purposes. For calendar year 2017, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2017 through June 30, 2017 (Successor) and for calendar year 2016, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2016 through June 30, 2016 (Predecessor).

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

Key Components of Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts under which we deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally ranges from six months to two years. Revenue from fixed price and modified fixed price contracts is recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses. We expect to incur incremental costs associated with supporting the growth of our business and to meet the increased compliance requirements associated with our transition to and operation as a public company. Those costs include increases in our accounting, human resources, information technology and legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Depreciation and Amortization

Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including leasehold interests, customer relationships, Construction and Service backlogs and definite lived assets.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred in connection with our debt, along with the gain (loss) on disposition of property and equipment.

Provision for Income Taxes

Following the Business Combination, Limbach has been taxed as a C Corporation. The Limbach (Predecessor) financial information included herein reflect our results as a limited liability company taxed as a partnership for federal income tax purposes. As a partnership, our profits were not taxed at the entity level. Following the Business Combination, our financial results include the effects of federal income taxes which will be paid at the parent level.

For interim periods, the provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Surety Bonding

In connection with our business, occasionally we are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically have face amounts ranging up to $100 million. As of June 30, 2017, we had approximately $85.4 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. Transactions between segments are eliminated in consolidation. Our corporate department provides selling, general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 14 – Operating Segments in the Notes to Condensed Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Comparison of Results of Operations for the three months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor)

The following table presents operating results for the three months ended June 30, 2017 (Successor) and 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	Three months ended June 30,
	2017			2016
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$96,221	81.7%		$77,329	80.0%
Service	21,617	18.3%		19,319	20.0%
Total revenue	117,838	100.0%		96,648	100.0%

Cost of revenue:
Construction	85,242	88.6	%(1)	68,376	88.4	%(1)
Service	17,058	78.9	%(2)	15,086	78.1	%(2)
Total cost of revenue	102,300	86.8%		83,462	86.4%

Selling, general and administrative:
Construction	5,172	4.4%		5,168	5.3%
Service	3,551	3.0%		2,841	2.9%
Corporate	4,064	3.4%		2,268	2.4%
Total selling, general and administrative expenses	12,787	10.9%		10,277	10.6%

Amortization of intangibles	1,016	0.9%		-	0.0%
Operating income	1,735	1.5%		2,909	3.0%
Other expenses:
Corporate	662	0.6%		891	0.9%
Total other expenses	662	0.6%		891	0.9%
Income before provision for income taxes	1,073	0.9%		2,018	2.1%
Income tax expense	404	0.3%		-	0.0%

Net income	669	0.6%		2,018	2.1%
Dividends on redeemable convertible preferred stock	244	0.2%		-	0.0%
Net income attributable to Limbach Holdings, Inc. common stockholders	$425	0.4%
Net income attributable to Limbach Holdings LLC member unit holders				$2,018	2.1%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor
	Three months ended June 30,
(Amounts in thousands except for percentages)	2017	2016	Increase/ (Decrease)
	($)	($)	$	%
Revenue:
Construction	$96,221	$77,329	$18,892	24.4%
Service	21,617	19,319	2,298	11.9%
Total revenue	117,838	96,648	21,190	21.9%

Cost of revenue:
Construction	85,242	68,376	16,866	24.7%
Service	17,058	15,086	1,972	13.1%
Total cost of revenue	102,300	83,462	18,838	22.6%

Gross profit:
Construction	10,979	8,953	2,026	22.6%
Service	4,559	4,233	326	7.7%
Total gross profit	15,538	13,186	2,352	17.8%

Selling, general and administrative expenses:
Construction	5,172	5,168	4	0.1%
Service	3,551	2,841	710	25.0%
Corporate	4,064	2,268	1,796	79.2%
Total selling, general and administrative expenses	12,787	10,277	2,510	24.4%

Amortization of intangibles	1,016	-	1,016	100.0%

Operating income (loss):
Construction	5,807	3,785	2,022	53.4%
Service	1,008	1,392	(384)	-27.6%
Corporate	(5,080)	(2,268)	(2,812)	-124.0%
Operating income	$1,735	$2,909	$(1,174)	-40.4%

Revenue

Revenue for the three months ended June 30, 2017 (Successor) increased by $21.2 million compared to the three months ended June 30, 2016 (Predecessor). Construction revenue increased by $18.9 million, or 24.4%, and Service revenue increased by $2.3 million, or 11.9%. The increase in Construction revenue was primarily driven by growth in the Michigan, New England and the Mid-Atlantic regions and partially offset by a decline in the Southern California and Ohio regions. The $2.3 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Michigan, the Mid-Atlantic and Southern California regions caused the overall service revenue increase. Maintenance contract revenue was $3.1 million and $2.8 million for the three months ended June 30, 2017 and June 30, 2016, respectively, an increase of $333 thousand or 12.0%.

Gross Profit

Our gross profit increased by $2.3 million for the three months ended June 30, 2017 (Successor) compared to the three months ended June 30, 2016 (Predecessor). Construction gross profit increased $2.0 million, or 22.6%. Service gross profit increased $0.3 million, or 7.7%. The total gross profit percentage decreased slightly from 13.6% for the three months ended June 30, 2016 to 13.2% for the same period ended in 2017, mainly driven by project mix. At June 30, 2017, we had a large construction project, nearing completion, which carried a lower margin profile than the overall average. The Service segment gross profit decreased from 21.9% for the three months ended June 30, 2016 compared to 21.1% for the three months ended June 30, 2017 because we have grown our owner direct project business. Such growth results in larger projects and more gross profit dollars, but a lower margin percentage as we complete more full service projects for owners.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended June 30, 2017 (Successor) increased by approximately $2.5 million to $12.8 million compared to $10.3 million for the three months ended June 30, 2016 (Predecessor). The Company incurred approximately $1.4 million of professional accounting, legal and consulting fees related to public company requirements in the second quarter of 2017, coupled with other cost increases at the branches.  Specifically, during the second quarter of 2017, we experienced higher salary and benefits costs totaling $594 thousand related to new hires at several branches.  Selling, general and administrative expenses as a percentage of revenues were 10.9% and 10.6% for the three months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $1.0 million for the three months ended June 30, 2017 (Successor). There were no intangible assets in the Predecessor period, and accordingly no amortization expense.

Other Expenses

Other expenses, primarily interest expense, were $0.7 million and $0.9 million for the three months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively. Other expenses for the three months ended June 30, 2017 included a $99 thousand loss on the disposition of property and equipment associated with the relocation of the Southern California branch.

Provision for Income Taxes

The Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets and liabilities related to various asset classes through the purchase price allocation.

The Company had no current federal and state income tax expense for the three months ended June 30, 2017 (Successor). Deferred income tax expense totaled $0.4 million for the same period. See Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Comparison of Results of Operations for the six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor)

The following table presents operating results for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	Six months ended June 30,
	2017			2016
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$187,686	80.5%		$158,949	81.7%
Service	45,342	19.5%		35,518	18.3%
Total revenue	233,028	100.0%		194,467	100.0%

Cost of revenue:
Construction	167,758	89.4	%(1)	141,288	88.9	%(1)
Service	35,964	79.3	%(2)	27,852	78.4	%(2)
Total cost of revenue	203,722	87.4%		169,140	87.0%

Selling, general and administrative:
Construction	12,453	5.3%		10,531	5.4%
Service	7,002	3.0%		5,743	3.0%
Corporate	7,898	3.4%		3,844	2.0%
Total selling, general and administrative expenses	27,353	11.7%		20,118	10.3%

Amortization of intangibles	2,024	0.9%		-	0.0%
Operating income (loss)	(71)	-0.0%		5,209	2.7%
Other expenses:
Corporate	1,153	0.5%		1,722	0.9%
Total other expenses	1,153	0.5%		1,722	0.9%
(Loss) income before provision for income taxes	(1,224)	-0.5%		3,487	1.8%
Income tax benefit	679	0.3%		-	0.0%

Net (loss) income	(545)	-0.2%		3,487	1.8%
Dividends on redeemable convertible preferred stock	482	0.2%		-	0.0%
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,027)	-0.4%
Net income attributable to Limbach Holdings LLC member unit holders				$3,487	1.8%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

Comparison of select financial data:

	Successor	Predecessor
	Six months ended June 30,
(Amounts in thousands except for percentages)	2017	2016	Increase/ (Decrease)
	($)	($)	$	%
Revenue:
Construction	$187,686	$158,949	$28,737	18.1%
Service	45,342	35,518	9,824	27.7%
Total revenue	233,028	194,467	38,561	19.8%

Cost of revenue:
Construction	167,758	141,288	26,470	18.7%
Service	35,964	27,852	8,112	29.1%
Total cost of revenue	203,722	169,140	34,582	20.4%

Gross Profit:
Construction	19,928	17,661	2,267	12.8%
Service	9,378	7,666	1,712	22.3%
Total gross profit	29,306	25,327	3,979	15.7%

Selling, general and administrative expenses:
Construction	12,453	10,531	1,922	18.3%
Service	7,002	5,743	1,259	21.9%
Corporate	7,898	3,844	4,054	105.5%
Total selling, general and administrative expenses	27,353	20,118	7,235	36.0%

Amortization of intangibles	2,024	-	2,024	100.0%

Operating income (loss):
Construction	7,475	7,130	345	4.8%
Service	2,376	1,923	453	23.6%
Corporate	(9,922)	(3,844)	(6,078)	-158.1%
Operating income (loss)	$(71)	$5,209	$(5,280)	-101.4%

Revenue

Revenue for the six months ended June 30, 2017 (Successor) increased by $38.5 million compared to the six months ended June 30, 2016 (Predecessor). Construction revenue increased by $28.7 million, or 18.1%, and Service revenue increased by $9.8 million, or 27.7%. The increase in Construction revenue was primarily driven by growth in the Michigan and the Mid-Atlantic regions and partially offset by a decline in the Southern California, Ohio and New England regions. The $9.8 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Michigan, New England, Florida, and Mid-Atlantic caused the overall service revenue increase. Year-to-date maintenance contract revenue was $6.2 million and $5.5 million as of June 30, 2017 and June 30, 2016, respectively, an increase of $708 thousand or 13.0%.

Gross Profit

Our gross profit increased by $4.0 million for the six months ended June 30, 2017 (Successor) compared to the six months ended June 30, 2016 (Predecessor). Construction gross profit increased $2.3 million, or 12.8%. Service gross profit increased $1.7 million, or 22.3%. The total gross profit percentage decreased slightly from 13.0% for the six months ended June 30, 2016 to 12.6% for the same period ended in 2017, mainly driven by project mix. At June 30, 2017, we had a large construction project, nearing completion, which carried a lower margin profile than the overall average. The service segment gross profit decreased from 21.6% for the six months ended June 30, 2016 compared to 20.7% for the six months ended June 30, 2017 because we have grown our owner direct project business. Such growth results in larger projects and more gross profit dollars, but a lower margin percentage as we complete more full service projects for owners.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the six months ended June 30, 2017 (Successor) increased by approximately $7.2 million to $27.4 million compared to $20.1 million for the six months ended June 30, 2016 (Predecessor). The Company incurred approximately $4.2 million of professional accounting, legal and consulting fees related to public company requirements for the six months ended June 30, 2017, coupled with approximately $3.0 million in other cost increases at the branches.  Specifically, we experienced higher salary and benefits costs totaling $1.8 million related to new hires at several branches, and incurred a $242 thousand bad debt charge related to a bankrupt customer.  In Florida, we leased new office space to accommodate our growth and incurred additional rent expense totaling $253 thousand during the first half of 2017. Selling, general and administrative expenses as a percentage of revenues were 11.7% and 10.3% for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $2.0 million for the six months ended June 30, 2017 (Successor). There were no intangible assets in the Predecessor period, and accordingly no amortization expense.

Other Expenses

Other expenses, primarily interest expense, were $1.2 million and $1.7 million for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor), respectively. Difference in interest expense year over year is due to the mix of debt outstanding for the first half of the year 2017 versus 2016. During 2017, there was $8.6 million less long-term debt coupled with lower blended interest rates and no subordinated debt outstanding.

Provision for Income Taxes

The Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities or benefits being passed to the members. As part of purchase accounting, the Company was required to record all of Limbach’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets and liabilities related to various asset classes through the purchase price allocation.

The Company had no current federal and state income tax expense for the six months ended June 30, 2017 (Successor). Deferred income tax benefit totaled $0.7 million for the same period. See Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Given the multi-year duration of many of our contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. Many of our contracts contain provisions that allow the contract to be canceled at any time; however, if this occurs, we can generally recover costs incurred up to the date of cancellation.

Construction backlog at June 30, 2017 (Successor) was $469.3 million compared to $390.2 million at December 31, 2016 (Successor). The increase in backlog at June 30, 2017 compared to backlog at December 31, 2016 was due to new construction contract awards related to the construction portion of Design build/Design assist contracts that were in backlog for only the engineering value of the projects as of December 31, 2016 and other new construction awards. In addition, Service backlog as of June 30, 2017 (Successor) was $44.5 million compared to $44.1 million at December 31, 2016 (Successor). Of the backlog at June 30, 2017, we expect to recognize approximately $243.5 million by the end of 2017.

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

We believe our current cash and cash equivalents of $685 thousand as of June 30, 2017, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $20.8 million of availability as of June 30, 2017) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The elimination of the subordinated debt as well as the reduction of our term debt and accompanying interest expense reduction has improved cash flow. Additionally, we expect that certain non-cash items, including certain deferred tax assets resulting from accumulated net operating losses generated by the Company prior to the Business Combination, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

The following table reflects our available funding capacity as of June 30, 2017:

(in thousands)
Cash & cash equivalents		$685
Credit agreement:
Revolving credit facility	$25,000
Outstanding letters of credit	(4,240)
Net credit agreement capacity available		20,760
Total available funding capacity		$21,445

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2017, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	Successor
	As of
	June 30,	December 31,
(in thousands, except ratios)	2017	2016
Current assets	$137,367	$155,183
Current liabilities	(110,245)	(126,729)

Net working capital	$27,122	$28,454
Current ratio*	1.25	1.22

*	Current ratio is calculated by dividing current assets by current liabilities.

The following table presents summary cash flow information for the periods indicated:

	Successor	Predecessor
	For the six months ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in)
Operating activities	$294	$1,085
Investing activities	(1,649)	(1,655)
Financing activities	(5,366)	(3,850)
Net decrease in cash and cash equivalents	$(6,721)	$(4,420)

Property and equipment financed with capital leases	$718	$873
Financed insurance premium	2,135	-
Interest paid	927	512

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $0.3 million for the six months ended June 30, 2017 (Successor) as compared to $1.1 million for the six months ended June 30, 2016 (Predecessor). For the six months ended June 30, 2017, the key drivers of the cash used in operating activities were a $11.2 million decrease in accounts payable corresponding to decreasing quarterly revenue volume since the fourth quarter of 2016 and timing of disbursement approvals, and a $9.0 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, or overbillings. Accounts payable decreased due to major projects nearing completion; therefore, lower material, equipment and subcontractor costs were outstanding at June 30, 2017. The decrease in overbillings was primarily due to a single significant project which was still ongoing but nearing completion at quarter end.

These 2017 operating uses of cash were offset by operating sources of cash resulting from an $11.2 million decrease in accounts receivable due to decreasing quarterly revenue volume since the fourth quarter of 2016, and a $2.8 million increase in accrued expenses representing $6.4 million of checks not cleared at June 30, 2017, as reduced by 2016 bonuses totaling $3.6 million which were paid in 2017 and a decrease of $0.5 million in accrued job cost and selling, general and administrative expenses. There was also a $1.8 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts.

For the six months ended June 30, 2016, we generated cash of $1.1 million from operating activities. We experienced an increase in receivables of $6.8 million, a decrease in trade payables of $3.0 million and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $9.8 million. Accrued expenses decreased $2.4 million and costs and estimated earnings in excess of billings on uncompleted contracts increased $2.4 million. The increase in receivables was due to additional business volume. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to a large health care project in Southern California, several projects in Michigan and two large guaranteed maximum price, or GMP, projects that require monthly billing to cut off one week before month end. The early cutoff relating to the GMP projects resulted in costs being incurred during the last week of the month that are not billed until the following month, as well as a corresponding increase in unbilled service costs. Trade payables decreased due to payment of invoices on new projects and the completion of projects from the prior year.

Non-cash charges for depreciation and amortization increased by approximately $3.9 million to $5.4 million for the six months ended June 30, 2017 from $1.4 million for the same period ended June 30, 2016, due primarily to the amortization of intangible assets acquired as part of the acquisition of LHLLC beginning in the third quarter of 2016.

Cash Flows Used in Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2017 (Successor) and 2016 (Predecessor) were $1.6 million and $1.7 million, respectively, and were primarily for capital additions. The majority of our 2017 and 2016 capital additions pertain to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $5.4 million and $3.9 million for the six months ended June 30, 2017 (Successor) and June 30, 2016 (Predecessor), respectively. For the six months ended June 30, 2017 (Successor), we borrowed and repaid a total of $44.6 million on the Credit Agreement revolving facility, made repayments of $3.4 million on the term loan, capital lease payments of $0.8 million and financed insurance premium payments of $1.2 million.

For the six months ended June 30, 2016, we used net cash of $3.9 million in financing activities, primarily due to the net reduction of long-term debt in the form of revolver credit of $2.0 million, term loan payments of $1.0 million and capital lease payments of $0.7 million.

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

On July 20, 2016, in connection with the Business Combination, a subsidiary of the Company, Limbach Facility Services, LLC (“LFS”), refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement, and incurred lender and third party costs which were all capitalized on our balance sheet. The refinancing qualified as debt extinguishment under GAAP. The Credit Agreement provides for a $25.0 million line of credit and a $24.0 million term loan with a consortium of four commercial banks. The loans have a variable interest rate based on one-month LIBOR and expire in July 2021. The loans are subject to certain financial covenants. Also on July 20, 2016, LFS entered into the Subordinated Loan Agreement, which provided for a $13.0 million subordinated note at 16.0% interest with 13.0% interest paid in cash and the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. The subordinated loan was set to mature in July 2022. On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million to the subordinated debt lender in full settlement of the Subordinated Loan Agreement using the proceeds from the sale of 1,405,500 shares of its common stock at an offering price of $13.50 per share.

During the six months ended June 30, 2017, the Company drew down and repaid a total of $44.6 million on its revolving credit facility. The Company also made its required quarterly payments of $1.5 million per the Credit Agreement for that same period. During June 2017, the Company voluntarily made an additional principal payment of $1.9 million under the term loan. As of June 30, 2017, there was $20.8 million of available capacity under the line of credit and $19.1 million outstanding under the term loan provided by the Credit Agreement. In January 2017, the Company obtained an additional irrevocable letter of credit in the amount of $850 thousand for its self-insurance program. At June 30, 2017, the Company had total irrevocable letters of credit in the amount of $4.2 million under its self-insurance program as compared to $3.4 million at December 31, 2016. As of June 30, 2017 and December 31, 2016, we were in compliance with all the financial and other covenants related to the Credit Agreement.

On July 14, 2017, the Company entered into a preferred stock repurchase agreement (the “Preferred Stock Repurchase Agreement”) with 1347 Investors LLC (“1347 Investors”) pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Company’s Class A Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for an aggregate sum of approximately $4,092,153 in cash, (b) for a period of six months after such repurchase, the Company will have the right to repurchase from 1347 Investors in one or more transactions all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors will not, with respect to the 509,500 shares of common stock held in escrow pursuant to its current lock-up arrangement that is to expire on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration and ending on October 20, 2017.

This repurchase was funded through borrowings under the Company’s revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

Insurance and Self-Insurance

We purchase workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as current and non-current liabilities. The liability is determined by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The non-current portion of the liability is included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

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

The components of the self-insurance liability are reflected below as of June 30, 2017 and December 31, 2016:

	Successor
(in thousands)	As of June 30, 2017	As of December 31, 2016
Current liability – workers’ compensation and general liability	$111	$479
Current liability – medical and dental	574	493
Non-current liability	564	601
Total liability	$1,249	$1,573
Restricted cash	$113	$113

The restricted cash balance represents cash set aside for the funding of workers’ compensation and general liability insurance claims. This amount is replenished when depleted, or at the beginning of each month.

Multiemployer Pension Plans

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

We could also be obligated to make payments to MEPPs if we either cease to have an obligation to contribute to the MEPP or significantly reduce our contributions to the MEPP because we reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal our proportionate share of the MEPPs’ unfunded vested benefits. We believe that certain of the MEPPs in which we participate may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, we are unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether our participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity. In 2015, the Company terminated its relationship with the Teamsters local union in Michigan. As a result of the termination, the Collective Bargaining Agreement required the Company to pay an assessment for future pension liabilities. During 2015, the Company paid $42 thousand and accrued another $375 thousand for a total expense of $417 thousand, the full amount the Company was liable for under the settlement agreement. The remaining liability of $375 thousand was paid during April 2016.

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

Significant Accounting Policies and Significant Estimates

Our Condensed Consolidated Financial Statements are based on the application of significant accounting policies, which require management to make significant estimates and assumptions. Our significant accounting policies are described in Note 2 – Summary of Significant Accounting Policies of the notes to consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016. We believe that some of our more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) revenue recognition from (i) long-term construction contracts for which the percentage-of-completion method of accounting is used and (ii) service contracts; (b) collectability or valuation of accounts receivable; (c) costs and earnings in excess of billings and billings in excess of costs and earnings; (d) property and equipment; (e) fair value measurements; (f) stock based compensation; (g) impairment of both definite and indefinite- lived intangibles; (h) long-lived assets; (i) insurance reserves; (j) tax valuation allowance; and (k) accounting for business combinations.

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

The Company’s consolidated financial instruments are comprised of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company determined the fair value of its senior credit facility term loan at $19.1 million as of June 30, 2017. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

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

Stock Based Compensation

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. At June 30, 2017, no stock-based awards have been granted under the 2016 Plan.

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

Contractual Obligations

The following table represents the Company’s contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to operating leases outstanding as of June 30, 2017:

	Payments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$24,227	$3,628	$6,485	$6,178	$7,936
Capital leases and deemed landlord financing	3,633	1,419	1,919	295	-
Long-term debt	19,135	3,000	7,200	8,935	-
Insurance premium financing	971	971	-	-	-
Interest on long-term debt (1)	2,518	876	1,261	381	-
Purchase commitments (2)	178,770	164,592	14,178	-	-
Total	$229,254	$174,486	$31,043	$15,789	$7,936

(1)	Interest on long-term debt includes projected interest due on the outstanding term loan debt at an interest rate of 4.80%, and a 0.50% unused commitment fee on the unused balance of the revolver.

(2)	Purchase commitments represent open purchase orders for material and subcontracting costs related to construction and service contracts. These purchase orders are not reflected in the Company's Condensed Consolidated Balance Sheets and should not impact future cash flows, as amounts should be recovered through customer billings.

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

Based on the evaluation of our disclosure controls and procedures, as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Based upon this assessment, management determined that, as of June 30, 2017, we continued to have the following material weaknesses:

•

We have not yet fully developed the required accounting and financial reporting control environment to achieve sufficient precision and timeliness of review. We had not established access review controls for employees who post journal entries to ensure that access is required for their job responsibilities. The infrastructure of the accounting department, including the complement of personnel, is not sufficient to account for complex or infrequent transactions, such as business combinations, preferred stock, warrants and convertible debt, to review the work of third-party consultants, material agreements, and journal entries and medical claims incurred but not reported and underlying support with the necessary level of precision in management review controls, or to fully handle SEC reporting requirements. Limitations with our current financial close processes and supporting systems adversely impact our ability to generate financial statements that are free of material misstatement on a timely basis.

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

In addition, we have taken other steps toward the remediation of our material weaknesses. We have hired additional personnel with relevant accounting experience, skills and knowledge. We have reviewed and continue to review our finance and accounting functions to evaluate whether we have a sufficient number of appropriately trained and experienced personnel and plan to add new personnel as we deem necessary. We have segregated access control of those who prepare journal entries from those who review, approve and post journal entries to the general ledger. We are in the process of implementing and testing key controls aimed at addressing our material weaknesses in an effort to strengthen our internal control environment. We have also implemented reviews of third party information on which we rely for financial reporting. We continue to review and improve processes and internal controls at our branch locations and train personnel to improve our accrual procedures associated with project costs and selling, general & administrative expenses. With assistance from consulting firms, we have implemented enhancements to our disclosure controls and procedures, including the establishment of a Disclosure Committee. We also continue to develop and refine our comprehensive assessment, documentation and testing of our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes Oxley Act.

As we continue to work to improve our internal control over financial reporting and remediate our material weaknesses, management will take additional measures, as deemed appropriate, to improve and strengthen our remediation plans.

Changes in Internal Control over Financial Reporting

Except with respect to certain enhancements discussed immediately above under Management’s Remediation Plans, there has been no change in our internal control over financial reporting during the six months ended June 30, 2017 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of the Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleged that (1) the Defendants’ efforts to consummate the Business Combination were “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required Company to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the shareholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of Company’s Charter. The Complaint sought (a) a determination that the action was a proper class action and that Mr. Garfield was a proper class representative; (b) a determination that the action was a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement was void because it was ultra vires; (e) injunctive relief enjoining and rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants believed that the Complaint was without merit because, among other things, the Company entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which the Company was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement was not incomplete and misleading. Accordingly, the Company filed a motion to dismiss on November 14, 2016 and, on August 3, 2017, the Circuit Court of Du Page County, Illinois, granted the Company’s motion to dismiss, with prejudice. This dismissal with prejudice means that Garfield cannot amend his complaint any further and the case is fully dismissed in the trial court. Garfield has 30 days to file an appeal of the Court’s ruling.

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

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III
Chief Executive Officer (principal executive officer)

/s/ John T. Jordan, Jr.
John T. Jordan, Jr. Chief Financial Officer (principal financial and accounting officer)

Date: August 14, 2017

Exhibits Index

Exhibit	Description

10.1	Preferred Stock Repurchase Agreement, dated July 14, 2017, by and between the Company and 1347 Investors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 17, 2017).
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

