Form 10-Q
period 2017-09-30
Limbach Holdings, Inc.
filed 2017-11-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T K (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2017, there were 7,455,298 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

TABLE OF CONTENTS

Part I.

Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2017 (Successor) and December 31, 2016 (Successor)	3
	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2017 (Successor), the period from July 20, 2016 through September 30, 2016 (Successor) and the period from July 1, 2016 through July 19, 2016 (Predecessor)	4
	Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2017 (Successor), the period from July 20, 2016 through September 30, 2016 (Successor) and the period from January 1, 2016 through July 19, 2016 (Predecessor)	5
	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2017 (Successor)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 (Successor), the period from July 20, 2016 through September 30, 2016 (Successor) and the period from July 1, 2016 through July 19, 2016 (Predecessor)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II.

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	47

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Successor
	September 30,	December 31,
(in thousands, except share and per share data)	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$761	$7,406
Restricted cash	113	113
Accounts receivable, net	119,395	113,972
Costs and estimated earnings in excess of billings on uncompleted contracts	29,679	31,959
Other current assets	3,798	1,733
Total current assets	153,746	155,183

Property and equipment, net of accumulated depreciation of $7.0 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively	17,483	18,541
Intangible assets, net	14,976	17,807
Goodwill	10,488	10,488
Deferred tax asset	4,617	4,268
Other assets	497	588
Total assets	$201,807	$206,875

LIABILITIES
Current liabilities
Current portion of long-term debt	$5,010	$4,476
Accounts payable, including retainage	56,330	57,034
Billings in excess of costs and estimated earnings on uncompleted contracts	33,067	39,190
Accrued expenses and other current liabilities	22,823	26,029
Total current liabilities	117,230	126,729
Long-term debt	29,566	21,507
Other long-term liabilities	755	817
Total liabilities	147,551	149,053
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 280,000 and 400,000 issued and outstanding at September 30, 2017 and December 31, 2016, respectively ($7,698 and $10,365 redemption value at September 30, 2017 and December 31, 2016, respectively)	7,779	10,374

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,454,602 issued and outstanding at September 30, 2017 and 7,454,491 at December 31, 2016	1	1
Additional paid-in capital	54,185	55,162
Accumulated deficit	(7,709)	(7,715)
Total stockholders’ equity	46,477	47,448
Total liabilities and stockholders’ equity	$201,807	$206,875

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Successor	Predecessor
(in thousands, except share and per share data)	July 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016
Revenue	$121,299	$91,889	$26,924
Cost of revenue	105,889	79,818	23,770
Gross profit	15,410	12,071	3,154
Operating expenses:
Selling, general and administrative expense	13,609	10,207	3,899
Amortization of intangibles	807	1,454	-
Total operating expenses	14,416	11,661	3,899
Operating income (loss)	994	410	(745)
Other income (expenses):
Interest income (expense), net	(545)	(853)	(178)
Gain (loss) on disposition of property and equipment	7	(21)	4
Total other expenses	(538)	(874)	(174)
Income (loss) before income taxes	456	(464)	(919)
Income tax (expense) benefit	(328)	2,277	-
Net income (loss)	128	1,813	(919)
Dividends on cumulative redeemable convertible preferred stock	149	160	-
Premium paid on partial preferred redemption	847	-	-
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(868)	$1,653
Net income attributable to Limbach Holdings LLC member unit holders			$(919)
Successor Earnings Per Share (“EPS”)
Basic earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$(0.12)	$0.28
Diluted earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$(0.12)	$0.27
Weighted average number of shares outstanding:
Basic	7,471,587	5,927,813
Diluted	7,471,587	6,727,813

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Successor	Successor	Predecessor
(in thousands, except share and per share data)	January 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016
Revenue	$354,327	$91,889	$221,391
Cost of revenue	309,610	79,818	192,911
Gross profit	44,717	12,071	28,480
Operating expenses:
Selling, general and administrative expense	40,963	10,207	24,015
Amortization of intangibles	2,831	1,454	-
Total operating expenses	43,794	11,661	24,015
Operating income	923	410	4,465
Other income (expenses):
Interest income (expense), net	(1,562)	(853)	(1,898)
Gain (loss) on disposition of property and equipment	(130)	(21)	1
Total other expenses	(1,692)	(874)	(1,897)
Income (loss) before income taxes	(769)	(464)	2,568
Income tax benefit	352	2,277	-
Net income (loss)	(417)	1,813	2,568
Dividends on cumulative redeemable convertible preferred stock	631	160	-
Premium paid on partial preferred redemption	847	-	-
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(1,895)	$1,653
Net income attributable to Limbach Holdings LLC member unit holders			$2,568
Successor Earnings Per Share (“EPS”)
Basic earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$(0.25)	$0.28
Diluted earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach common stockholders	$(0.25)	$0.27
Weighted average number of shares outstanding:
Basic	7,460,277	5,927,813
Diluted	7,460,277	6,727,813

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital		Accumulated deficit	Stockholders’ equity

Balance at December 31, 2016	7,454,491	$1	$55,162		$(7,715)	$47,448
Dividends on redeemable convertible preferred stock			(149)		(482)	(631)
Reclassification of cumulative dividends on redeemable convertible preferred stock			(905	)(1)	905(1)	-
Partial redemption of redeemable convertible preferred stock			(847)			(847)
Stock-based compensation			924			924
Exercise of warrants	111	-	-			-
Net loss					(417)	(417)
Balance at September 30, 2017	7,454,602	$1	$54,185		$(7,709)	$46,477

(1)	See Note 10 – Cumulative Redeemable Convertible Preferred Stock for further discussion of the reclassification

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Successor	Predecessor
(in thousands)	January 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016
Cash flows from operating activities:
Net income (loss)	$(417)	$1,813	$2,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,383	2,789	1,582
Allowance for doubtful accounts	289	134	50
Stock based compensation expense	924	-	1,349
Capitalized deferred interest on subordinated debt	-	84	1,397
Amortization of debt issuance costs	135	52	-
Deferred tax provision	(349)	(2,667)	-
Accretion of preferred stock discount to redemption value	19	-	-
(Gain) loss on disposition of property and equipment	130	21	(1)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,712)	(42,855)	5,722
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	2,280	10,831	(18,698)
(Increase) decrease in other current assets	71	(251)	(662)
(Increase) decrease in other assets	1	94	(95)
Increase (decrease) in accounts payable	(704)	7,722	(6,973)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(6,123)	12,857	4,276
Increase (decrease) in accrued expenses and other current liabilities	(3,206)	(6,035)	10,847
Increase (decrease) in other long-term liabilities	(62)	28	277
Net cash provided by (used in) operating activities	(5,341)	(15,383)	1,639
Cash flows from investing activities:
Proceeds from sale of property and equipment	48	69	7
Advances to joint ventures	(1)	(1)	-
Purchase of property and equipment	(2,329)	(468)	(2,114)
Acquisition of Limbach Holdings LLC, net of cash acquired	-	(32,158)	-
Proceeds from trust account	-	19,545	-
Net cash used in investing activities	(2,282)	(13,013)	(2,107)
Cash flows from financing activities:
Proceeds from revolving credit facility	-	16,567	60,122
Proceeds from term loan	-	24,000	-
Proceeds from subordinated debt	-	13,000	-
Payments on revolving credit facility	-	(8,301)	(63,630)
Payments on Credit Agreement term loan	(4,115)	-	-
Proceeds from Credit Agreement revolver	74,762	-	-
Payments on Credit Agreement revolver	(62,547)	-	-
Payments on term loan	(33)	(1,270)	(1,038)
Payments on subordinated debt facility	-	(23,604)	--
Payments on financed insurance premium	(1,747)	-
Payments of distributions	-	-	(195)
Payments on capital leases	(1,250)	(345)	(660)
Redemption of preferred stock	(4,092)	-	-
Proceeds from issuance of redeemable convertible preferred stock	-	9,948	-
Debt issuance costs	-	(1,313)	-
Net cash provided by (used in) financing activities	978	28,682	(5,401)
Increase (decrease) in cash and cash equivalents	(6,645)	286	(5,869)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	7,406	22	-
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	-	238	6,107
Cash and cash equivalents, end of period	$761	$546	$238
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,344	$467	$1,014
Financed insurance premium	$2,135	$-	$-
Interest paid	$1,427	$799	$192

During the Successor period for the nine months ended September 30, 2017 and the period July 20, 2016 through September 30, 2016, the Company recorded redeemable convertible preferred stock dividends totaling $0.6 million and $0.2 million, respectively.

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

Condensed Financial Statements

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

Predecessor and Successor Financial Statements

The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The period presented from January 1, 2017 through September 30, 2017, July 20, 2016 through September 30, 2016 and at December 31, 2016 are the “Successor” periods. The period presented from January 1, 2016 through July 19, 2016 is the “Predecessor” period.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheet, the Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of September 30, 2017 and September 30, 2016, and its results of operations and its cash flows for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

The Successor Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from audited financial statements, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.

Revenues and Cost Recognition

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. Contract revenue for long-term construction contracts is based upon management's estimate of contract values at completion, including revenue for additional work on which the contract value has not been finalized (claims and unapproved change orders) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.  One of our operating locations recorded revisions in its contract estimates for two projects resulting in gross profit write downs totaling $2.6 million for the three months ended September 30, 2017 and $3.1 million for the first nine months of 2017. One of our other operating locations recorded a revision in contract estimate on a project resulting in a gross profit write down of $0.5 million for both the three and nine month periods ended September 30, 2017. The Company is evaluating potential recovery options for some of the write downs recognized in the three and nine month periods ended September 30, 2017, but is not currently in a position to recognize any potential recoveries in its financial statements. Another of our operating locations recorded revisions in its contract estimates on a project resulting in gross profit write ups totaling $0.9 million and $1.8 million for the respective three and nine month periods ended September 30, 2017.

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

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Claims and unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year beginning January 1, 2019, including interim periods within that reporting period. Since the Company has not yet commenced its analysis of the new revenue recognition standard or selected the basis on which it will be applied, we cannot estimate the impact of its adoption on the Condensed Consolidated Financial Statements. Beginning in the third quarter of 2017, we initiated a request for proposal to identify a firm to assist the Company in evaluating the impact of the new pronouncement on our contracts. The Company expects to select a firm to provide this assistance during the fourth quarter of 2017. During the first quarter of 2018, we expect to commence our assessment of the new standard, which will include a review of our various types of revenue arrangements, consideration of our existing accounting policies and an evaluation of the effects of the new disclosure requirements on our business processes, controls and systems.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” to simplify accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company early adopted this standard during the quarter ended September 30, 2017, and accordingly, followed such guidance when accounting for the stock-based compensation awards which were granted by the Company during the quarter ended September 30, 2017. The adoption of this standard had no other impact on the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. The Company early adopted this standard during the quarter ended September 30, 2017, and accordingly, followed such guidance when accounting for the stock-based compensation awards which were granted by the Company during the quarter ended September 30, 2017. The adoption of this standard had no other impact on the Condensed Consolidated Financial Statements.

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

Also, in January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323)” which applies to ASU 2014-09 and ASU 2016-02 and provides an SEC staff view that a Company must evaluate ASUs not yet adopted to determine the appropriate financial statement disclosures about the potential material impacts of those ASUs on the financial statements when adopted in a future period according to Staff Accounting Bulletin (“SAB”) Topic 11.M. If the Company does not know or cannot reasonably estimate the impact that adoption of the ASU is expected to have on the financial statements, a statement should be made to that effect and additional qualitative financial statement disclosures should be made to assist the financial statement reader in assessing the significance of the impact that the standard will have on the financial statements when adopted. This guidance was effective upon issuance and has been adopted.

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

Direct transaction-related costs consisted of costs incurred in connection with the Merger Agreement and the Business Combination. These costs, totaling $0.1 million for the period from July 20, 2016 through September 30, 2016 (Successor), are reflected in selling, general and administrative expenses in the respective Condensed Consolidated Statement of Operations. 1347 Capital also incurred transaction costs of $5.9 million independently prior to the Business Combination, and since 1347 Capital is not consolidated with the Predecessor (see Note 2 – Basis of Presentation), those costs are not reflected in the Predecessor financial statements, but are disclosed herein.

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

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Business Combination had occurred on January 1, 2015:

For the nine months ended
(in thousands)	September 30, 2016
Pro forma revenues	$313,280
Pro forma net loss attributable to common shareholders	$(848)

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

The following pro forma adjustments were incorporated into the presentation:

1.	Successor and Predecessor periods have been combined in the pro forma for the nine months ended September 30, 2016.
2.	Transaction costs related to the Business Combination were eliminated.
3.	Intangible amortization is based on the economic values derived from definite-lived intangible assets.
4.	Depreciation is incorporated based on the new fair values and estimated useful lives of fixed assets.
5.	Interest expense is recognized on new debt financing.
6.	Preferred dividends are recognized on the new issue of cumulative redeemable convertible preferred stock.
7.	Statutory provision for income taxes was used.

8.	The activities of 1347 Capital have been excluded for the period from January 1, 2016 through July 19, 2016 because it was not consolidated and its operations were considered to be de minimus.

Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

	Successor
(in thousands)	September 30, 2017	December 31, 2016
Accounts receivable – trade	$94,614	$90,296
Retainage	25,076	23,868
Allowance for doubtful accounts	(295)	(192)
Accounts receivable, net of allowance for doubtful accounts	$119,395	$113,972

Note 6 – Contracts in Progress

	Successor
(in thousands)	September 30, 2017	December 31, 2016
Revenue earned on uncompleted contracts	$625,603	$532,549
Less: Billings to date	(628,991)	(539,780)
Net overbilling	$(3,388)	(7,231)

The above is reflected in the accompanying condensed consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$29,679	$31,959
Billings in excess of costs and estimated earnings on uncompleted contracts	(33,067)	(39,190)
Net overbilling	$(3,388)	$(7,231)

Accounts payable includes retainage due to subcontractors totaling $9.9 million and $8.9 million as of September 30, 2017 and December 31, 2016, respectively.

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

Note 7 – Intangibles

Goodwill was $10.5 million at September 30, 2017 (Successor) and December 31, 2016 (Successor). There has been no change in the carrying amount of the trade name since December 31, 2016 (Successor).

Intangible assets, excluding goodwill, are comprised of the following:

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(3,811)	$1,019
Backlog – Service	880	(880)	-
Customer Relationships - Service	4,710	(1,161)	3,549
Favorable Leasehold Interests	530	(82)	448
Total amortized intangible assets	10,950	(5,934)	5,016
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(5,934)	$14,976

	Successor
(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2016
Amortized intangible assets:
Backlog – Construction	$4,830	$(2,222)	$2,608
Backlog – Service	880	(398)	482
Customer Relationships - Service	4,710	(452)	4,258
Favorable Leasehold Interests	530	(31)	499
Total amortized intangible assets	10,950	(3,103)	7,847
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(3,103)	$17,807

Total amortization expense for these amortizable intangible assets was $2.8 million for the nine months ended September 30, 2017 (Successor) and $1.5 million for the period July 20, 2016 through September 30, 2016 (Successor). There were no intangible assets in the Predecessor period, and accordingly, there was no amortization expense. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the nine months ended September 30, 2017 (Successor) or for the period July 20, 2016 through September 30, 2016 (Successor).

Note 8 – Debt

Long-term debt consists of the following obligations as of:

	Successor
(in thousands)	September 30, 2017	December 31, 2016
Credit Agreement – revolver	$12,215	$-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	18,385	22,500
Casualty insurance premium financing	388	-
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	-	33
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.4% through 2021	3,813	3,719
Total debt	34,801	26,252
Less - Current portion	(5,010)	(4,476)
Less - Debt issuance costs	(225)	(269)
Long-term debt	$29,566	$21,507

Successor

Credit Agreement

In conjunction with the completion of the Business Combination, all amounts outstanding under LHLLC’s prior senior credit facility were paid in full and a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The Credit Agreement consists of a $25.0 million revolving line of credit and a $24.0 million term loan, both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly commencing with the calendar quarter ended September 30, 2016, and ending with the calendar quarter ending June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. During June 2017, the Company voluntarily made an additional principal payment of $1,865,000 on its term loan. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At September 30, 2017, the interest rate in effect on the term loan was 4.77% and 6.75% on the revolver.

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

The Credit Agreement requires that the Company comply with certain financial performance covenants including total leverage, senior leverage, fixed charges and tangible net worth. As of September 30, 2017, the Company was not in compliance with the senior leverage covenant under the Credit Agreement. The lender has waived its call right arising from the noncompliance as of September 30, 2017, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with this covenant in future quarters. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity.

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Effective January 1, 2017, the Company was required to remit an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement), which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

The equity interests of the Company’s subsidiaries have been pledged as security for the obligations under the Credit Agreement. The Credit Agreement includes customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default occurs if the Company’s securities cease to be registered with the SEC pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In case of an event of default, the administrative agent would be entitled to, among other things, accelerated payment of amounts due under the Credit Agreement, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

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

The Company had $8.5 million of availability under its revolving credit facility at September 30, 2017.

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

At September 30, 2017, the Company had outstanding warrants exercisable for 4,664,901 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 666,360 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 999,541 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). At December 31, 2016, the Company had outstanding warrants exercisable for 4,665,676 shares of common stock.

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At September 30, 2017 and December 31, 2016, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

On May 2, 2017, the Company issued 111 shares of common stock in connection with the cashless exercise of 310 Merger Warrants and 465 Additional Merger Warrants.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 374,433 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The Inaugural RSU Awards contain two different grants--one service-based and one performance-based, while the LTI RSU Awards and Director RSU Awards each only include service-based grants. As a result, the Company recognized $924 thousand in stock-based compensation as selling, general and administrative expenses in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. As of September 30, 2017, unrecognized compensation expense totaling $3.1 million associated with the RSUs is expected to be recognized through December 31, 2019. The Board has also approved 66,500 performance-based RSUs under the LTI RSU Award; however, a grant date has not yet been established because the underlying performance measures have not yet been determined and communicated to the awardees.

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

On July 14, 2017, the Company entered into a preferred stock repurchase agreement (the “Preferred Stock Repurchase Agreement”) with 1347 Investors LLC (“1347 Investors”) pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Preferred Stock for an aggregate sum of $4,092,153 in cash, (b) for a period of six months after such repurchase, the Company will have the right to repurchase from 1347 Investors, in one or more transactions, all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors will not, with respect to the 509,500 shares of common stock held in escrow pursuant to its current lock-up arrangement that expired on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration through October 20, 2017.

This repurchase was funded through permitted borrowings under the Company’s revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

Through June 30, 2017, dividends on redeemable convertible preferred stock were reflected as an increase to accumulated deficit. During the third quarter 2017, a reclassification of approximately $905 thousand was made to reflect cumulative dividends as a decrease to additional paid-in capital given the Company's accumulated deficit position. There is no impact to historically reported net income, earnings per share or its statement of cash flows.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. As of September 30, 2017, the Company determined the fair value of its senior credit facility term loan at $18.4 million and its revolver loan at $12.2 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

Note 12 - Earnings per Share

The Successor’s computations of diluted EPS for the three and nine-month periods ended September 30, 2017 excluded 560,000 potential common shares related to the Preferred Stock due to its antidilutive effects under the if-converted method.

For the three months ended September 30, 2017, the Successor’s computation of diluted EPS also excluded 345,013 potential shares underlying warrants, which were “in the money” (i.e., the average market price exceeded the exercise price), but would have had an antidilutive effect under the treasury stock method for that period. Excluded from the diluted EPS calculation for the three months ended September 30, 2017 were 17,100 remaining UPOs (issued in 2014) and 176,967 unvested RSUs because their effect also would have been antidilutive.

For the nine months ended September 30, 2017, the Successor’s computation of diluted EPS also excluded 459,978 potential shares underlying warrants, which were “in the money” (i.e., the average market price exceeded the exercise price), but would have had an antidilutive effect under the treasury stock method for that period. Excluded from the diluted EPS calculation for the nine months ended September 30, 2017 were 17,100 remaining UPOs (issued in 2014) and 176,967 unvested RSUs because their effect also would have been antidilutive.

Warrants to purchase 600,000 shares of common stock at $15.00 per share were outstanding but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the shares of common stock for the three months and nine months ended September 30, 2017 (in accordance with ASC 260-10-55-3). These warrants, which expire on various dates through July 20, 2023, were still outstanding at September 30, 2017.

(in thousands, except per share amounts)	Three months ended September 30, 2017	Nine months ended September 30, 2017	July 20, 2016 through September 30, 2016
EPS numerator:
Net income (loss)	$128	$(417)	$1,813
Less: Premium paid on partial preferred redemption	(847)	(847)	-
Less: Undistributed preferred stock dividends	(149)	(631)	(160)
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(868)	$(1,895)	$1,653

EPS denominator:
Weighted average shares outstanding – basic	7,472	7,460	5,928
Weighted average shares outstanding – diluted	7,472	7,460	6,728

Basic EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.12)	$(0.25)	$0.28
Diluted EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.12)	$(0.25)	$0.27

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

 For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate and for the three and nine months ended September 30, 2017 (Successor) consists of the following:

(in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Current tax provision (benefit)
U.S. Federal	$-	$-
State and local	(3)	(3)
Total current tax provision (benefit)	(3)	(3)

Deferred tax provision (benefit)
U.S. Federal	222	(332)
State and local	109	(17)
Total deferred tax provision (benefit)	331	(349)
Income tax expense (benefit)	$328	$(352)

No valuation allowance was required as of September 30, 2017 or December 31, 2016.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of September 30, 2017 or December 31, 2016. Based on the provisions of ASC 740-10, the Company had no material unrecognized tax benefits as of September 30, 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

Nine months ended September 30, 2017
Federal statutory income tax rate	34.0%
State income taxes, net of federal tax effect	4.6%
Nondeductible/nontaxable items	1.7%
Tax credits	(2.3)%
Effective tax rate	38.0%

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

Condensed segment information for the periods presented is as follows:

	Successor	Successor	Predecessor
	July 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$95,779	$73,917	$24,150
Service	25,520	17,972	2,774
Total revenue	121,299	91,889	26,924

Operating income (loss):
Construction	3,674	3,650	1,490
Service	1,797	1,591	(48)
Corporate	(4,477)	(4,831)	(2,187)
Operating income (loss)	$994	$410	$(745)

Operating income (loss) for reportable segments	$994	$410	$(745)
Less unallocated amounts:
Other expenses (Corporate)	538	874	174
Income (loss) before provision for income taxes	$456	$(464)	$(919)

Other Data:
Depreciation and amortization:
Construction	$715	$767	$93
Service	317	378	26
Corporate	993	1,644	30
Total other data	$2,025	$2,789	$149

	Successor	Successor	Predecessor
	January 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$283,465	$73,917	$183,100
Service	70,862	17,972	38,291
Total revenue	354,327	91,889	221,391

Operating income:
Construction	11,149	3,650	8,620
Service	4,173	1,591	1,878
Corporate	(14,399)	(4,831)	(6,033)
Operating income	$923	$410	$4,465

Operating income for reportable segments	$923	$410	$4,465
Less unallocated amounts:
Other expenses (Corporate)	1,692	874	1,897
Income (loss) before provision for income taxes	$(769)	$(464)	$2,568

Other Data:
Depreciation and amortization:
Construction	$2,694	$767	$953
Service	1,309	378	333
Corporate	3,380	1,644	296
Total other data	$7,383	$2,789	$1,582

Note 15 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2017, respectively.

Capital leases consist primarily of leases for vehicles (see Note 8 – Debt). The leases require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

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

Under the terms of these energy contracts, the Company provides a guarantee bond to its customers in the amount of the guaranteed savings. The Company also maintains a Service Maintenance Agreement on most of the contracts so it can ensure proper maintenance of the equipment. On contracts without a Service Maintenance Agreement, the Company has no obligation for the guarantee if the equipment is not properly maintained. From the inception of these contracts in 1997 through September 30, 2017, the Company has not been required to make any material payments for unmet energy savings under any of the contracts.

As a result of the guarantee bonds and its experience with these arrangements, the Company does not expect to incur any material liabilities with respect to the contracts. Accordingly, no liability has been recorded for the contract guarantees.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2017, the Company had approximately $98.8 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

The components of the self-insurance liability as of September 30, 2017 and December 31, 2016 are as follows:

	Successor
(in thousands)	September 30, 2017	December 31, 2016

Current liability — workers' compensation and general liability	$430	$479
Current liability — medical and dental	408	493
Non-current liability	357	601
Total liability shown in Accrued expenses and other liabilities	$1,195	$1,573
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 17 – Backlog

At September 30, 2017 and December 31, 2016, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $454.3 million and $390.2 million, respectively. In addition, Service backlog as of September 30, 2017 and December 31, 2016 was $37.9 million and $44.1 million, respectively.

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

On July 20, 2016, we completed the Business Combination in which we acquired Limbach Holdings LLC. Following the Business Combination, we changed our name to Limbach Holdings, Inc. The Condensed Consolidated Financial Statements and certain note presentations separate the Company’s presentations into two distinct periods, the period up to and including the Business Combination closing date (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented. The accompanying Condensed Consolidated Financial Statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are not comparable. The periods presented from January 1, 2017 through September 30, 2017, July 20, 2016 through September 30, 2016 and at December 31, 2016 are the “Successor” periods. The periods presented from January 1, 2016 through July 19, 2016 and July 1, 2016 through July 19, 2016 are the “Predecessor” periods.

The historical financial information of 1347 Capital prior to the Business Combination (a special purpose acquisition company, or SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis.

The application of acquisition accounting, pursuant to U.S. Generally Accepted Accounting Principles (“GAAP”), for the Business Combination significantly affected certain assets, liabilities, and expenses. As a result, financial information as of September 30, 2017, for January 1, 2017 through September 30, 2017 (Successor), July 1, 2017 through September 30, 2017 (Successor) and July 20, 2016 through September 30, 2016 (Successor) may not be comparable to Limbach’s Predecessor financial information for January 1, 2016 through July 19, 2016 (Predecessor) and July 1, 2016 through July 19, 2016 (Predecessor). Refer to Notes 1 and 4 in the Notes to Condensed Consolidated Financial Statements for additional information on the accounting for the Business Combination.

Calendar Year

We operate on a calendar year ending on December 31 for financial reporting purposes. For calendar year 2017, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2017 through September 30, 2017 (Successor) and for calendar year 2016, the Company’s Condensed Consolidated Financial Statements reflect January 1, 2016 through July 19, 2016 (Predecessor) and July 20, 2016 through September 30, 2016 (Successor).

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

JOBS Act

We are an emerging growth company (“EGC”) pursuant to the JOBS Act. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying companies. Under the JOBS Act, we will remain an EGC until the earliest of:

•	December 31, 2019 (the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities);

•	the last day of the fiscal year in which we have annual gross revenue of $1.07 billion or more;

•	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as the Company has an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter.

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

Surety Bonding

In connection with our business, occasionally we are required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically have face amounts ranging up to $100 million. As of September 30, 2017, the Company had approximately $98.8 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

Comparison of Results of Operations for the three months ended September 30, 2017 (Successor), July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor)

The following table presents operating results for the three months ended September 30, 2017 (Successor), July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Successor			Predecessor
	July 1, 2017 through September 30, 2017			July 20, 2016 through September 30, 2016			July 1, 2016 through July 19, 2016
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$95,779	79.0%		$73,917	80.4%		$24,150	89.7%
Service	25,520	21.0%		17,972	19.6%		2,774	10.3%
Total revenue	121,299	100.0%		91,889	100.0%		26,924	100.0%

Gross profit:
Construction	10,068	10.5	%(1)	8,049	10.9	%(1)	2,639	10.9	% (1)
Service	5,342	20.9	%(2)	4,022	22.4	%(2)	515	18.6	% (2)
Total gross profit	15,410	12.7%		12,071	13.1%		3,154	11.7%

Selling, general and administrative:
Construction	6,394	6.7	%(1)	4,399	6.0	%(1)	1,149	4.8	%(1)
Service	3,545	13.9	%(2)	2,431	13.5	%(2)	563	20.3	%(2)
Corporate	3,670	3.0	%(3)	3,377	3.7	%(3)	2,187	8.1	%(3)
Total selling, general and administrative expenses	13,609	11.2%		10,207	11.1%		3,899	14.5%

Amortization of intangibles (Corporate)	807	0.7%		1,454	1.6%		-	0.0%

Operating income (loss):
Construction	3,674	3.8	%(1)	3,650	4.9	%(1)	1,490	6.2	%(1)
Service	1,797	7.0	%(2)	1,591	8.9	%(2)	(48)	-1.7	%(2)
Corporate	(4,477)	-		(4,831)	-		(2,187)	-
Total operating income (loss)	994	0.8%		410	0.4%		(745)	-2.8%

Other expenses (Corporate)	538	0.4%		874	1.0%		174	0.6%
(Loss) income before provision for income taxes	456	0.4%		(464)	-0.5%		(919)	-3.4%
Income tax (expense) benefit	(328)	-0.3%		2,277	2.5%		-	0.0%
Net income (loss)	$128	$0.1%		$1,813	$2.0%		$(919)	-3.4%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Comparison of select financial data:

	Successor	Successor	Predecessor
(Amounts in thousands except for percentages)	July 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	July 1, 2016 through July 19, 2016	Increase/ (Decrease)
	($)	($)	($)	$	%
Revenue:
Construction	$95,779	$73,917	$24,150	$(2,288)	-2.3%
Service	25,520	17,972	2,774	4,774	23.0%
Total revenue	121,299	91,889	26,924	2,486	2.1%

Gross profit:
Construction	10,068	8,049	2,639	(620)	-5.8%
Service	5,342	4,022	515	805	17.7%
Total gross profit	15,410	12,071	3,154	185	1.2%

Selling, general and administrative expenses:
Construction	6,394	4,399	1,149	846	15.2%
Service	3,545	2,431	563	551	18.4%
Corporate	3,670	3,377	2,187	(1,894)	-34.0%
Total selling, general and administrative expenses	13,609	10,207	3,899	(497)	-3.5%

Amortization of intangibles (Corporate)	807	1,454	-	(647)	-44.5%

Operating income (loss):
Construction	3,674	3,650	1,490	(1,466)	-28.5%
Service	1,797	1,591	(48)	254	16.5%
Corporate	(4,477)	(4,831)	(2,187)	2,541	36.2%
Total operating income (loss)	$994	$410	$(745)	$1,329	396.7%

Revenue

Revenue for the three months ended September 30, 2017 (Successor) increased by $2.5 million compared to the revenue generated July 20, 2016 through September 30, 2016 (Successor) and July 1, 2016 through July 19, 2016 (Predecessor). Construction revenue decreased by $2.3 million, or 2.3%, and Service revenue increased by $4.8 million, or 23.0%. The decrease in Construction revenue was primarily driven by projects winding down in the Michigan, Southern California and New England regions, partially offset by revenue increases at the Mid-Atlantic, Eastern Pennsylvania and Florida regions. The most significant construction decrease pertains to a large project that was nearing completion at June 30, 2017, and was substantially complete at September 30, 2017. The $4.8 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Growth in Michigan, Mid-Atlantic and Southern California caused the overall service revenue increase. Maintenance contract revenue was $3.3 million and $3.0 million for the three months ended September 30, 2017 and September 30, 2016, respectively, an increase of $0.3 million or 9.9%.

Gross Profit

Our gross profit increased by $0.2 million for the three months ended September 30, 2017 (Successor) up from $12.1 million for the period July 20, 2016 through September 30, 2016 (Successor) and $3.2 million for the period July 1, 2016 through July 19, 2016 (Predecessor). Construction gross profit decreased $0.6 million, or 5.8%. Service gross profit increased $0.8 million, or 17.7%. The total gross profit percentage decreased slightly from 12.9% for the Successor and Predecessor three months ended September 30, 2016 to 12.7% for the same period ended in 2017, mainly driven by project mix.

There were two governmental entity projects that caused gross profit to decrease in the third quarter. The larger project incurred a $2.0 million gross profit write down due to project delays sequencing issues, lack of change order processing and resulting cost overruns. This project is anticipated to be completed in the first quarter of 2018. The second project’s gross profit was written down $0.6 million due to unexpected permitting and project delays and resulting cost overruns. This project will be completed in 2018. We have undertaken extensive internal reviews by personnel not assigned to the projects, employed outside consultants and are considering potential recovery remedies which will likely not be realized until 2018, if at all. Additionally, a renovation project for a historic building experienced a gross profit write down of $0.5 million in the quarter. Recovery is possible but unknown as of September 30, 2017. This project is expected to be completed in the second quarter of 2018.

The Company also had a gross profit write up of $0.9 million on a transit related project during the quarter ended September 30, 2017. The write up resulted from effective cost management and favorable project buyouts.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the three months ended September 30, 2017 (Successor) decreased by approximately $0.5 million to $13.6 million compared to $10.2 million for the period July 20, 2016 through September 30, 2016 (Successor) and $3.9 million July 1, 2016 through July 19, 2016 (Predecessor). In the same quarter in 2016, the Predecessor incurred $1.5 million related to stock option compensation expense in connection with the Business Combination. Additionally, the Successor incurred 2016 direct transaction costs totaling $0.1 million and other compensation expense of $0.6 million related to the Business Combination. All of these 2016 expenses were nonrecurring. During the third quarter of 2017, the Company incurred $0.9 million of stock-based compensation expenses from the issuance of service-based and performance-based restricted stock units as well as incremental public company expenses totaling $0.5 million. These public company expenses included incremental professional accounting, legal and consulting fees related to the transition from private to public, some of which will be nonrecurring, and becoming Sarbanes Oxley compliant. Selling, general and administrative expenses as a percentage of revenues were 11.2% for the successor periods for the nine months ended September 30, 2017 and 11.1% for the period July 20, 2016 through September 30, 2016 versus 14.5% for the Predecessor period July 1, 2016 through July 19, 2016.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $0.8 million for the three months ended September 30, 2017 (Successor) and $1.5 million for July 20, 2016 through September 30, 2016 (Successor). Because the intangible asset, Backlog – Service, was fully amortized at September 30, 2017, future amortization expense will decrease. There were no intangible assets in the Predecessor period, and accordingly no amortization expense.

Other Expenses

Other expenses, primarily interest expense, were $0.5 million for the three months ended September 30, 2017 (Successor), $0.9 million for the period July 20, 2016 through September 30, 2016 (Successor) and $0.2 million for the period July 1, 2016 through July 19, 2016 (Predecessor).

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

The Company had a $3 thousand current state and local income tax benefit for the three months ended September 30, 2017 (Successor). Deferred income tax expense totaled $0.3 million for the same period. See Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended September 30, 2017 (Successor), the Company’s net loss attributable to common stockholders included its net income, net of preferred stock dividends totaling $149 thousand and the premium of $847 thousand paid on the partial preferred stock redemption. For the period July 20, 2016 through September 30, 2016 (Successor), our net income attributable to common stockholders reflected net income, net of preferred stock dividends totaling $160 thousand. Net income (loss) attributable to common stockholders is utilized to compute basic and diluted earnings per share.

Comparison of Results of Operations for the nine months ended September 30, 2017 (Successor), July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor)

The following table presents operating results for the nine months ended September 30, 2017 (Successor), July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Successor			Predecessor
	January 1, 2017 through September 30, 2017			July 20, 2016 through September 30, 2016			January 1, 2016 through July 19, 2016
(Amounts in thousands except for percentage)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$283,465	80.0%		$73,917	80.4%		$183,100	82.7%
Service	70,862	20.0%		17,972	19.6%		38,291	17.3%
Total revenue	354,327	100.0%		91,889	100.0%		221,391	100.0%

Gross profit:
Construction	29,997	10.6	%(1)	8,049	10.9	%(1)	20,300	11.1	%(1)
Service	14,720	20.8	%(2)	4,022	22.4	%(2)	8,180	21.4	%(2)
Total gross profit	44,717	12.6%		12,071	13.1%		28,480	12.9%

Selling, general and administrative:
Construction	18,848	6.6	%(1)	4,399	6.0	%(1)	11,680	6.4	%(1)
Service	10,547	14.9	%(2)	2,431	13.5	%(2)	6,302	16.5	%(2)
Corporate	11,568	3.3	%(3)	3,377	3.7	%(3)	6,033	2.7	%(3)
Total selling, general and administrative expenses	40,963	11.6%		10,207	11.1%		24,015	10.8%

Amortization of intangibles (Corporate)	2,831	0.8%		1,454	1.6%		-	0.0%

Operating income (loss)
Construction	11,149	3.9	%(1)	3,650	4.9	%(1)	8,620	4.7	%(1)
Service	4,173	5.9	%(2)	1,591	8.9	%(2)	1,878	4.9	%(2)
Corporate	(14,399)	-		(4,831)	-		(6,033)	-
Total operating income (loss)	923	0.3%		410	0.4%		4,465	2.0%

Other expenses (Corporate)	1,692	0.5%		874	1.0%		1,897	0.9%
(Loss) income before provision for income taxes	(769)	-0.2%		(464)	-0.5%		2,568	1.2%
Income tax benefit	352	0.1%		2,277	2.5%		-	0.0%
Net (loss) income	$(417)	-0.1%		$1,813	2.0%		2,568	1.2%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Comparison of select financial data:

	Successor	Successor	Predecessor
(Amounts in thousands except for percentages)	January 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016	Increase/ (Decrease)
	($)	($)	($)	$	%
Revenue:
Construction	$283,465	$73,917	$183,100	$26,448	10.3%
Service	70,862	17,972	38,291	14,599	25.9%
Total revenue	354,327	91,889	221,391	41,047	13.1%

Gross profit:
Construction	29,997	8,049	20,300	1,648	5.8%
Service	14,720	4,022	8,180	2,518	20.6%
Total gross profit	44,717	12,071	28,480	4,166	10.3%

Selling, general and administrative expenses:
Construction	18,848	4,399	11,680	2,769	17.2%
Service	10,547	2,431	6,302	1,814	20.8%
Corporate	11,568	3,377	6,033	2,158	22.9%
Total selling, general and administrative expenses	40,963	10,207	24,015	6,741	19.7%

Amortization of intangibles	2,831	1,454	-	1,377	94.7%

Operating income (loss):
Construction	11,149	3,650	8,620	(1,121)	-9.1%
Service	4,173	1,591	1,878	704	20.3%
Corporate	(14,399)	(4,831)	(6,033)	(3,535)	-32.5%
Operating income (loss)	$923	$410	$4,465	$(3,952)	-81.1%

Revenue

Revenue for the nine months ended September 30, 2017 (Successor) increased by $41.0 million up from $91.9 million for the period July 20, 2016 through September 30, 2016 (Successor) and $221.4 million for the period January 1, 2016 through July 19, 2016 (Predecessor). Construction revenue increased by $26.4 million, or 10.3%, and Service revenue increased by $14.6 million, or 25.9%. The increase in Construction revenue was primarily driven by project growth in the Mid-Atlantic and Michigan regions, partially offset by an overall reduction in the Southern California region. A single large construction project accounted for $18.0 million of this growth. The $14.6 million increase in Service revenue across all regions resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. Year-to-date maintenance contract revenue was $9.4 million and $8.4 million as of September 30, 2017 and September 30, 2016, respectively, an increase of $1.0 million or 11.9%.

Gross Profit

Our gross profit increased by $4.2 million for the nine months ended September 30, 2017 (Successor) up from $12.1 million for the period July 20, 2016 through September 30, 2016 (Successor) and $28.5 million for the period January 1, 2016 through July 19, 2016 (Predecessor). Construction gross profit increased $1.6 million, or 5.8%. Service gross profit increased $2.5 million, or 20.6%. The total gross profit percentage decreased slightly from 13.0% for the nine months ended September 30, 2016 to 12.6% for the same period ended in 2017, mainly driven by project mix.

There were two governmental entity projects that caused gross profit to decrease for the nine months ended September 30, 2017. The larger project incurred $2.5 million in gross profit write downs due to project delays sequencing issues, lack of change order processing and resulting cost overruns. This project is anticipated to be completed in the first quarter of 2018. The second project’s gross profit was written down $0.6 million due to unexpected permitting and project delays and resulting cost overruns. This project will be completed in 2018. We have undertaken extensive internal reviews by personnel not assigned to the projects, employed outside consultants and are considering potential recovery remedies which will likely not be realized until 2018, if at all. Additionally, a renovation project for a historic building experienced a gross profit write down of $0.5 million in the nine months ended September 30, 2017. Recovery is possible but unknown as of September 30, 2017. This project is expected to be completed in the second quarter of 2018.

The Company also had gross profit write ups of $1.8 million on a transit related project for the nine months ended September 30, 2017. The write ups resulted from effective cost management and favorable project buyouts.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses for the nine months ended September 30, 2017 (Successor) increased by approximately $6.7 million to $41.0 million compared to $10.2 million for July 20, 2016 through September 30, 2016 (Successor) and $24.0 million January 1, 2016 through July 19, 2016 (Predecessor). For the nine months ended September 30, 2016, the Predecessor incurred $1.5 million related to stock option compensation expense in connection with the Business Combination. Additionally, the Successor incurred 2016 direct transaction costs totaling $0.1 million and other compensation expense of $0.6 million related to the Business Combination. All of these 2016 expenses were nonrecurring. For the nine months ended September 30, 2017, the Company incurred $0.9 million of stock-based compensation expenses from the issuance of service-based and performance-based restricted stock units as well as incremental public company expenses totaling $2.5 million. These public company expenses included incremental professional accounting, legal and consulting fees related to the transition from private to public, some of which will be nonrecurring, and becoming Sarbanes Oxley compliant. For the first nine months of 2017, we incurred $3.0 million in higher salary and benefits costs related to new hires at several branches. We also incurred $274 thousand pre-engineering costs, $132 thousand rent in our Florida location and another $210 thousand in rental charges at our Southern California location. The higher compensation and rental costs were incurred in support of the Company’s growth and plans for continued expansion. Selling, general and administrative expenses as a percentage of revenues were 11.6% for the successor periods nine months ended September 30, 2017 and 11.1% for July 20, 2016 through September 30, 2016 versus 10.8% for the predecessor period January 1, 2016 through July 19, 2016.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $2.8 million for the Successor nine months ended September 30, 2017 and $1.5 million for the period July 20, 2016 through September 30, 2016 (Successor). Because the intangible asset, Backlog – Service, was fully amortized at September 30, 2017, future amortization expense will decrease. There were no intangible assets in the Predecessor period, and accordingly no amortization expense.

Other Expenses

Other expenses, primarily interest expense, were $1.7 million for the Successor nine months ended September 30, 2017 and $0.9 million July 20, 2016 through September 30, 2016 and $1.9 million for January 1, 2016 through July 19, 2016 (Predecessor). The difference in interest expense year over year is due to the mix of debt outstanding for the nine months ended September 30, 2017 versus 2016. During 2017, there was less weighted average debt outstanding as a result of the subordinated debt being repaid in December 2016.

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

The Company had a $3 thousand current state and local income tax benefit for the nine months ended September 30, 2017 (Successor). Deferred income tax benefit totaled $0.3 million for the same period. See Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Net Income (Loss) Attributable to Common Stockholders

For the nine months ended September 30, 2017 (Successor), the Company’s net loss attributable to common stockholders included its net loss, net of preferred stock dividends totaling $631 thousand and the premium of $847 thousand paid on the partial preferred stock redemption. For the period July 20, 2016 through September 30, 2016 (Successor), our net income attributable to common stockholders reflected net income, net of preferred stock dividends totaling $160 thousand. Net income (loss) attributable to common stockholders is utilized to compute basic and diluted earnings per share.

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

Construction backlog at September 30, 2017 (Successor) was $454.3 million compared to $390.2 million at December 31, 2016 (Successor). The increase in backlog at September 30, 2017 compared to backlog at December 31, 2016 was due to new construction contract awards related to the construction portion of Design build/Design assist contracts that were in backlog for only the engineering value of the projects as of December 31, 2016 and other new construction awards. In addition, Service backlog as of September 30, 2017 (Successor) was $37.9 million compared to $44.1 million at December 31, 2016 (Successor). Of the backlog at September 30, 2017, we expect to recognize approximately $120.0 million by the end of 2017. During the third quarter of 2017, the Company secured and booked as backlog the preconstruction portion of a contract for a major mission critical data center.  The construction portion is anticipated to be booked during the first quarter of 2018.

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

Billings and collections on construction projects slowed during the third quarter of 2017. Management recently devoted additional resources to its collection efforts and expects this operating cash flow trend to reverse and improve as new projects mature, retention is collected on completed projects, and profits increase. Management further expects that additional growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.

We believe our current cash and cash equivalents of $761 thousand as of September 30, 2017, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $8.5 million of availability as of September 30, 2017) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. The elimination of the subordinated debt as well as the reduction of our term debt and accompanying interest expense reduction has improved cash flow. Additionally, we expect that certain non-cash items, including certain deferred tax assets resulting from accumulated net operating losses generated by the Company prior to the Business Combination, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination, will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

The following table reflects our available funding capacity as of September 30, 2017:

(in thousands)
Cash & cash equivalents		$761
Credit agreement:
Revolving credit facility	$12,785
Outstanding letters of credit	(4,240)
Net credit agreement capacity available		8,545
Total available funding capacity		$9,306

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2017, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	Successor
	As of
	September 30,	December 31,
(in thousands, except ratios)	2017	2016
Current assets	$153,746	$155,183
Current liabilities	(117,230)	(126,729)

Net working capital	$36,516	$28,454
Current ratio*	1.31	1.22

*	Current ratio is calculated by dividing current assets by current liabilities.

The following table presents summary cash flow information for the periods indicated:

	Successor	Successor	Predecessor
(in thousands)	January 1, 2017 through September 30, 2017	July 20, 2016 through September 30, 2016	January 1, 2016 through July 19, 2016
Net cash provided by (used in):
Operating activities	$(5,341)	$(15,383)	$1,639
Investing activities	(2,282)	(13,013)	(2,107)
Financing activities	978	28,682	(5,401)
Net increase (decrease) in cash and cash equivalents	$(6,645)	$286	$(5,869)

Property and equipment financed with capital leases	$1,344	$467	$1,014
Financed insurance premium	2,135	-	-
Interest paid	1,427	799	192

Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities were $5.3 million for the successor periods for the nine months ended September 30, 2017 and $15.4 million for July 20, 2016 through September 30, 2016 and $1.6 million cash provided by operating activities for the predecessor period January 1, 2016 through July 19, 2016. For the nine months ended September 30, 2017, we experienced a favorable decrease in costs and estimated earnings in excess of billings on uncompleted contracts (i.e., underbillings) of $2.3 million, offset by the unfavorable impacts of a decrease in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings) of $6.1 million, an increase in receivables of $5.7 million, and a $3.2 million decrease in accrued expenses and other current liabilities. Based on the decreases in overbillings of $6.1 million and in underbillings of $2.3 million, we experienced a decrease of $3.8 million in our net overbilled position at September 30, 2017. This decrease is wholly attributable to our less overbilled position of $4.8 million on a large construction project that was nearing completion at the end of the third quarter. The increase in receivables is attributable to slower overall collections. The decrease in accrued expenses results almost entirely from a $2.8 million decrease in our incentive compensation accrual at September 30, 2017, due to year-end 2016 incentive bonuses paid in the first quarter of 2017.

For July 20, 2016 through September 30, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor), we used net cash of $13.7 million in operating activities. We experienced an increase in receivables of $37.1 million and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $7.9 million and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $17.1 million. The increase in receivables was due to several large payments in our Michigan, Mid Atlantic, and Southern California branches that were expected on or before September 30 not being collected until the first week of October. The increase in costs and estimated earnings in excess of billings on uncompleted contracts was due to our contractual terms related to billings on several large guaranteed maximum price contracts in New England, Mid Atlantic and Southern California and slow owner and general contractor approval on authorized change orders in the Mid Atlantic and Southern California regions.

Non-cash charges for depreciation and amortization increased to $7.4 million for the nine months ended September 30, 2017 up from $2.8 million for July 20, 2016 through September 30, 2016 (Successor) and $1.6 million January 1, 2016 through July 19, 2016 (Predecessor), due primarily to the amortization of intangible assets acquired as part of the acquisition of LHLLC beginning in the third quarter of 2016.

Cash Flows Used in Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2017 (Successor) were $2.3 million, $13.0 million for July 20, 2016 through September 30, 2016 (Successor), and $2.1 million for January 1, 2016 through July 19, 2016 (Predecessor). The majority of our cash used for investing activities in 2017 and for the period January 1, 2016 through July 19, 2016 (Predecessor) was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash flows used in investing activities for July 20, 2016 through September 30, 2016 (Successor) were $13.0 million, primarily as a result of $32.2 million cash used in the acquisition of Limbach Holdings LLC offset by $19.5 million in proceeds from the 1347 Capital trust account.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $1.0 million for the nine months ended September 30, 2017 (Successor) and $28.7 million for July 20, 2016 through September 30, 2016 (Successor). For the nine months ended September 30, 2017 (Successor) we borrowed $74.8 million and repaid a total of $62.5 million on the Credit Agreement revolving facility, paid $4.1 million to redeem 120,000 preferred shares, made repayments of $4.1 million on the term loan, made capital lease payments of $1.3 million and made financed insurance premium payments of $1.7 million.

On July 20, 2016, in coordination with the Business Combination, the Company entered into a $25.0 million revolving credit facility (proceeds were $16.6 million), a $24.0 million term loan and a $13.0 million subordinated debt facility. The Company also paid down its previous subordinated debt facility of $23.6 million, its revolving credit facility of $8.3 million and made term loan payments of $1.3 million. The Company also received proceeds of $9.9 million from the issuance of redeemable preferred convertible preferred stock.

For January 1, 2016 through July 19, 2016 (Predecessor), we used cash of $5.4 million, in financing activities, primarily due to net reduction of long-term debt in the form of revolver credit of $3.5 million, term loan payments of $1.0 million and capital lease payments of $0.7 million.

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

In January 2017, the Company obtained an additional irrevocable letter of credit in the amount of $850 thousand for its self-insurance program. During the nine months ended September 30, 2017, the Company drew down $74.7 million and repaid a total of $62.5 million on its revolving credit facility. The Company also made its required quarterly payments of $2.3 million per the Credit Agreement for that same period. During June 2017, the Company voluntarily made an additional principal payment of $1.9 million under the term loan. As of September 30, 2017, there was $8.5 million of available capacity under the line of credit and $18.4 million outstanding under the term loan provided by the Credit Agreement. At September 30, 2017, the Company had total irrevocable letters of credit in the amount of $4.2 million under its self-insurance program as compared to $3.4 million at December 31, 2016. As of September 30, 2017, the Company was not in compliance with the senior leverage covenant under the Credit Agreement. At September 30, 2017, the maximum senior leverage ratio permissible under the Credit Agreement was 2.50; however, the Company’s actual ratio was 2.55. This was mainly caused by a significant customer payment that was expected before September 30, 2017 but not received until October 17, 2017, and this payment delay caused the Company to draw on its revolving Line of Credit more than forecasted at quarter end. The lender has waived its call right arising from the noncompliance as of September 30, 2017, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with this covenant in future quarters. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity. At December 31, 2016, we were in compliance with all the financial and other covenants related to the Credit Agreement.

On July 14, 2017, the Company entered into a preferred stock repurchase agreement (the “Preferred Stock Repurchase Agreement”) with 1347 Investors LLC (“1347 Investors”) pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Company’s Class A Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for an aggregate sum of approximately $4,092,153 in cash, (b) for a period of six months after such repurchase, the Company will have the right to repurchase from 1347 Investors, in one or more transactions, all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors will not, with respect to the 509,500 shares of common stock held in escrow pursuant to its current lock-up arrangement that is to expire on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration and ending on October 20, 2017.

This repurchase was funded through borrowings under the Company’s revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

Insurance and Self-Insurance

We purchase workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as current and non-current liabilities. The liability is computed by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The non-current portion of the liability is included in other long-term liabilities on the Condensed Consolidated Balance Sheet.

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

The components of the self-insurance liability are reflected below as of September 30, 2017 and December 31, 2016:

	Successor
(in thousands)	As of September 30, 2017	As of December 31, 2016
Current liability – workers’ compensation and general liability	$430	$479
Current liability – medical and dental	408	493
Non-current liability	357	601
Total liability	$1,195	$1,573
Restricted cash	$113	$113

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

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts generally ranges from six months to two years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.

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

The Company’s consolidated financial instruments are comprised of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. As of September 30, 2017, the Company determined the fair value of its senior credit facility term loan at $18.4 million and its revolver loan at $12.2 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

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

Stock-Based Compensation

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. Successor has authorized and reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 374,433 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). The recipients of the various executive RSUs include the CEO, COO, CFO and other senior Corporate executives and all Business Unit Managers. The Inaugural RSU Awards contain two different grants--one service-based and one performance-based, while the LTI RSU Awards and the Director RSU Awards each only include service-based grants. As a result, the Company recognized $924 thousand in stock-based compensation as selling, general and administrative expenses in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. As of September 30, 2017, unrecognized compensation expense totaling $3.1 million associated with the RSUs is expected to be recognized through December 31, 2019.

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

Off-Balance Sheet and Other Arrangements

Aside from the $4.2 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program at September 30, 2017, we did not have any other relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Based on the evaluation of our disclosure controls and procedures, as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Evaluation of Disclosure Controls and Procedures

Based upon this assessment, although progress is being made pursuant to execution of Management’s Remediation Plans as discussed below, management determined that, as of September 30, 2017, we continued to have the following material weaknesses:

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

In addition, we have taken other steps toward the remediation of our material weaknesses. We have hired additional personnel with relevant accounting experience, skills and knowledge. We have reviewed and continue to review our finance and accounting functions to evaluate whether we have a sufficient number of appropriately trained and experienced personnel and plan to add new personnel as we deem necessary. We have also implemented continued learning initiatives and other training programs to ensure that our personnel are appropriately trained and up-to-date on relevant rules and procedures. We have engaged a “big four” accounting firm to assist us in accounting for complex or infrequent transactions. We have segregated access control of those who prepare journal entries from those who review, approve and post journal entries to the general ledger and are in the process of implementing procedures to ensure more detailed reviews of such entries going forward. We have identified, designed, implemented and tested key controls aimed at addressing each of our material weaknesses in an effort to strengthen our internal control environment, including controls surrounding our intercompany transactions and reviews of our material agreements to ensure proper accounting treatment and disclosure. We have also implemented reviews of third party information on which we rely for debt valuations and financial reporting. We continue to review and improve processes and internal controls at our branch locations and train personnel to improve our accrual procedures associated with project costs and selling, general & administrative expenses, including the design and implementation of a new monthly review process. With assistance from consulting firms, we have implemented enhancements to our disclosure controls and procedures. We also continue to develop and refine our comprehensive assessment, documentation and testing of our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes Oxley Act.

As we continue to work to improve our internal control over financial reporting and remediate our material weaknesses, management will take additional measures, as deemed appropriate, to improve and strengthen our remediation plans.

Changes in Internal Control over Financial Reporting

Except with respect to certain enhancements discussed immediately above under Management’s Remediation Plans, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2017 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

On May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of the Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleged that (1) the Defendants’ efforts to consummate the Business Combination were “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”) because the Charter required Company to liquidate if it had not entered into a letter of intent or definitive agreement to consummate an initial business combination by January 21, 2016, and the letter of intent with Limbach was not entered into until January 29, 2016, (2) the Defendants breached their fiduciary duties to the shareholders in negotiating and approving the merger because, among other things, they had conflicts of interest resulting from their ownership of insider shares, and (3) the Defendants filed a proxy statement that was incomplete and misleading because, among other things, the proxy statement does not disclose certain conflicts of interest and the violation of Company’s Charter. The Complaint sought (a) a determination that the action was a proper class action and that Mr. Garfield was a proper class representative; (b) a determination that the action was a proper derivative action; (c) a declaration that the Company’s directors breached their fiduciary duties; (d) a declaration that the merger agreement was void because it was ultra vires; (e) injunctive relief enjoining and rescinding the merger; (f) compensatory and/or rescissory damages; and (g) an award of costs and attorney’s fees. The Defendants believed that the Complaint was without merit because, among other things, the Company entered into a letter of intent prior to January 21, 2016 with a potential target for a business combination (other than Limbach) which the Company was unable to consummate, thereby extending its deadline for completing a business combination to July 21, 2016, the Defendants did not breach their fiduciary duties, and the proxy statement was not incomplete and misleading. Accordingly, the Company filed a motion to dismiss on November 14, 2016 and, on August 3, 2017, the Circuit Court of Du Page County, Illinois, granted the Company’s motion to dismiss, with prejudice. On September 1, 2017, Garfield filed a Notice of Appeal of the trial court’s ruling. Briefing has not yet begun and the parties are in active settlement negotiations.

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

Date: November 14, 2017

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

