Form 10-K
period 2017-12-31
Limbach Holdings, Inc.
filed 2018-04-02
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $36,013,284.

As of March 30, 2018, the number of shares outstanding of the registrant’s common stock was 7,542,249.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.

Form 10-K

Part I

Item 1. Business

Limbach Holdings, Inc. (the “Company” or “Successor”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company was originally incorporated as a special purpose acquisition company on April 15, 2014, formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more entities. On July 20, 2016 (the “Acquisition Date” or the “Closing Date”), the Company consummated a business combination (“Business Combination”) with Limbach Holdings LLC (“LHLLC”) and changed its name from 1347 Capital Corp. to Limbach Holdings, Inc. See Note 4 – Business Combination in the Notes to Consolidated Financial Statements included herein for further discussion.

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

Our core market sectors for new construction, renovations, energy retrofits and maintenance services consist of the following:

•	Healthcare facilities;
•	Education including schools and universities;
•	Sports & Amusement including sports arenas and related facilities;
•	Transportation including passenger terminals and maintenance facilities for rail and airports;
•	Government facilities including federal, state and local agencies;
•	Hospitality including hotels and resorts;
•	Corporate and commercial office buildings;
•	Retail and mixed use;
•	Residential multifamily apartment buildings (excluding condominiums);
•	Mission Critical, facilities including data centers; and
•	Industrial manufacturing.

These sectors are projected by FMI (a leading third-party consultant to the engineering and construction industry) to experience strong growth through 2021, as noted in their Fourth Quarter 2017 Construction Outlook report. We are particularly focused on expanding our top four sectors noted above (Healthcare, Education, Sports & Amusement, and Transportation), leveraging our core areas of expertise and targeting projects with optimal risk/reward characteristics. Given recent developments and trends within the U.S. economy, we are also evaluating expansion and investment opportunities related to our Mission Critical and Industrial market sectors.

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

Among our core growth strategies is to offer design, construction and maintenance services of the full complement of HVAC, plumbing and electrical in all of our branch operations. We currently offer certain of these services in each of our branches, with electrical self-perform design, installation and maintenance services being offered primarily in our Mid-Atlantic branch. In addition, we also offer electrical services through installation subcontracting in our Ohio, Eastern Pennsylvania and Tampa branches. Over the coming years, we plan to further equip each of our branches to provide this combined offering. The approach of combined HVAC, plumbing and electrical is appealing to building owners who own and operate facilities with complex building systems.

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

In 2017, we were ranked the 10th largest mechanical contractor by Engineering News Record, up from 12th largest in 2016. For additional financial information about our operating segments, see Note 14 – Operating Segments in the Notes to Consolidated Financial Statements.

Customers

Our customer base primarily consists of general contractors and construction managers, building owners or their representatives.

We believe we have strong relationships with a majority of national commercial GC/CMs. As one of our core risk management processes, we are selective in choosing to work with GC/CMs that have similar core values to ours, have a solid payment history, and who value our services and our reputation. Our top 9 core national GC/CM customers include the following (listed in alphabetical order):

•	Barton Malow
•	Clark Construction
•	Gilbane Building Company
•	Hensel Phelps Construction
•	Lend Lease
•	Skanska USA
•	Suffolk Construction
•	Turner Construction Company
•	Whiting Turner Contracting Company

In addition to these national GC/CM customers, our branches also maintain strong relationships with local and regional GC/CMs that fit our selection criteria. The Company had a single construction segment customer that accounted for approximately 15% of consolidated total revenues for the Successor year ended December 31, 2017. For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, this same construction segment customer represented approximately 24% and 11%, respectively, of the Company’s consolidated total revenues. This resulted from a construction project which commenced in early 2016, of which the majority of the construction work was completed by the fourth quarter of 2017 with the contract to be completed in 2018.

Among our strategic goals is to grow our direct relationships with building owners. Building owners control capital and operating investments. This not only improves our position relative to major construction contracts with these owners, but also allows us to build long-term relationships around recurring maintenance services and smaller repair and installation projects. In our typical customer life cycle, we pursue opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is our sole entry into the building owner’s organization. However, we maintain hundreds of building owner relationships through our contracts for maintenance, smaller project renovations and energy retrofits. In our experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to the Company. The following list includes some of our notable owner-direct relationships (listed in alphabetical order):

•	Abbott

•	Amgen

•	Beaumont Health System
•	Carnegie Mellon University
•	Disney’s Imagineering
•	Disney’s Facility Group
•	Hospital Corporation of America
•	PPG Industries
•	Siemens
•	Tyco
•	United Health Systems
•	University of Michigan

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

• Design/Build. Design/Build projects may be secured on a best-value or qualification-based selection basis. A design/build contract may be delivered as a lump sum or GMP. With design/build, a prime GC/CM or other contractor will directly contract with a building owner. In many cases, the prime contractor will also procure specialty contracting services on a design/build lump sum or GMP basis. On occasion, we have the opportunity to provide Re-design/build services. With Re-design/build, we typically contract on a design/assist basis to participate during the design phase as described above. If the project’s HVAC, plumbing and/or electrical design is substantially over budget, then we may offer to re-design the project and bring the project back into budget. Higher margins may be earned on these contracts in comparison to design/assist contracts and can be executed with less risk due to having designed the systems.

• Performance Contracting. In select locations within specific vertical markets (such as education), we provide performance contracting to building owners. Performance Contracting involves the assessment of a building owner’s facilities and offers a proposal to reduce energy and operating costs over a specified period of time. Energy and operating savings are delivered through replacement of energy or cost inefficient systems and equipment with more efficient systems. The Company’s performance contracting team is able to deliver the capital improvements using our Design/Build platform and then, in some instances, guarantee the energy and operating systems over an agreed upon time-frame. In most cases, the building owner provides the financing for performance contracting. In other cases, we arrange for financing as part of the contract. Typically, performance contracts are offered by the Company on a negotiated basis. Negotiated contracts can provide for higher margins and lower risk than conventional projects. To assure our cost and operating saving guarantees, we require that we provide maintenance services during the term of the agreement.

Service Segment

Among our key business initiatives is the establishment of long-term relationships with building owners through maintenance agreements. We strive to convert construction projects into service business opportunities. We believe the Company has been successful in converting many of our construction projects into long-term maintenance contracts with building owners. However, a large portion of our maintenance services are delivered to building owners for whom we have not performed construction services. Accordingly, our service platform can operate on a standalone basis or in conjunction with our construction platform. We believe that our maintenance service offering provides a competitive advantage in the marketplace. In 2013, we launched a significant expansion to our existing service platform. Since then, our service revenue has grown by 137% to $94.4 million through December 31, 2017 and had grown by 106% to $82.2 million through December 31, 2016. Our service business builds long-term relationships through renewable, evergreen contracts and provides the following revenue and gross profit streams:

• Maintenance Contracts. Through evergreen contracts, we provide maintenance services for HVAC, electrical and/or plumbing systems and equipment.

• Service Project Contracts. Smaller than typical construction projects, this work is contracted directly with a building owner. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, the Company may act as the ‘‘prime’’ general contractor.

• Spot Work. ‘‘Spot’’ Work is construction and/or service work performed on an emergency basis for building owners who are already under contract with the Company for maintenance and/or construction work.

• Water Treatment. In select branch locations, we offer specialized water treatment services to building owners who may need to rehabilitate poorly maintained chillers and related equipment.

• Automatic Temperature Controls (“ATC”). We provide design, installation and maintenance for specialized ATC systems through our maintenance and construction platforms to building owners and GC/CM customers.

• Special Projects Divisions (“SPD”). In addition to our major construction projects and our maintenance services, we provide construction services through our special project divisions, known as SPD. Each of our nine branch locations offers SPD services. SPD services are typically less than $1 million in construction cost and have short durations and limited scopes of work. These projects are primarily secured through lump sum competitive bids, though on occasion these projects may be negotiated. When design is required for an SPD project, Limbach Engineering & Design Services (“LEDS”) supports the contract. Although SPD work is normally performed on projects under $1 million, the margins earned on these projects can be substantially higher than larger construction projects. Typically, the project duration for SPD services is shorter than that of large construction projects, and can sometimes be completed in less than 30 days.

Due to our successful contractual relationships with building owners earned through maintenance services, we are well positioned with those owners when they are ready to initiate major capital construction projects. As a result, our maintenance services often lead to and help drive and support the growth of our HVAC, plumbing and electrical construction business.

Seasonality

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

Engineering and Shared Services

Located in Orlando, Florida, LEDS provides our in-house engineering capabilities. LEDS provides professional engineering, energy analysis, estimation, and detail design services to building owners and clients in both our construction and service segments. This capability distinguishes us from competitors that more typically provide design/build services by hiring external engineering companies. By providing professional engineering through LEDS, we deliver integrated design/build services to the market. By bundling engineering services with construction, our clients avoid the costly expense of separate engineering services.

The core capability of LEDS is professional engineering. Combined throughout the Company, we maintain 17 registered professional engineers on staff, who are supported by a staff of approximately 25 estimators and designers. LEDS acts as the engineer of record for projects where we serve as a design/build specialty contractor. LEDS engineers have experience in healthcare, institutional, commercial, multi-family residential, hospitality, and industrial projects. Our operations in all of our regions have complete access to a large staff of professional engineers and designers through LEDS.

LEDS controls the development and maintenance of our Limbach Modeling and Production System (‘‘LMPS’’). LMPS is a comprehensive database, workflow, and reporting system used by LEDS and all of our branches to design, estimate, plan, and track construction projects. We believe LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (‘‘BIM’’) tool that allows us to construct mechanical, electrical and plumbing engineering (MEP) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. We utilize LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.

Backlog

Our construction backlog was $426.7 million and $390.2 million as of December 31, 2017 and 2016, respectively. Projects are brought into backlog once we have been provided written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 36-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  We estimate that 67% of our construction backlog as of December 31, 2017 will be recognized as revenue during 2018.

Our service backlog was $34.7 million and $44.1 million as of December 31, 2017 and December 31, 2016, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  We estimate that 94.4% of our service backlog as of December 31, 2017 will be recognized as revenue during 2018.

Competition

The HVAC, plumbing, electrical, and maintenance industry is highly competitive and the geographic markets in which we compete have numerous companies that provide similar services. Factors influencing our competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors with greater national presence and breadth of expertise than that of the Company.

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

Employees

As of December 31, 2017, we had approximately 480 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage fully equipped crews in our construction business and office staff. We also had approximately 1,100 craft employees, some of whom are represented by various labor unions. We believe we have a good relationship with our employees. We have developed strong partnerships with local unions to have access to an experienced, talented craft workforce.

Government and Environmental Regulations

We are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. We also are subject to compliance with numerous other laws and regulations of federal, state, local agencies, and authorities, including those relating to workplace safety, wage and hour, and other labor issues (including the requirements of the Occupational Safety and Health Act and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of our business. In addition, a relatively limited number of our construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. A large portion of our business uses labor that is provided under collective bargaining agreements. As such, we are subject to federal laws and regulations related to unionized labor and collective bargaining (including the National Labor Relations Act).

We continually monitor our compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected our operations in the past, and we are not aware of any proposed requirements that we anticipate will have a material impact on our operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect our operations in the future. In addition, while we typically pass any costs of compliance on to our customers under the applicable project agreement, either directly or as part of our estimate depending on the type of contract, there can be no assurance that we will not incur compliance expenses in the future that materially adversely affect our results of operations. Furthermore, certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, and comparable state law, impose strict, retroactive, joint and several liability upon persons that contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

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

The costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	on-site conditions that differ from those in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum or guaranteed maximum price contract;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•	failure by the customer, owner or general contractor to properly approve and authorize change orders for work that is required and as a result, the inability to bill and collect for the value of the work performed;

•	failure by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers to perform their obligations;

•	delays in quickly identifying and taking measures to address issues which arise during contract execution;

•	changes in availability, proximity and costs of materials, including pipe, sheet metal, and other construction materials;

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;

•	difficulties in obtaining required governmental permits or approvals;

•	availability and skill level of workers in the geographic location of a project;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	unexpected labor conditions, shortages or work stoppages;

•	installation productivity rates different than the rate that was estimated;

•	changes in applicable laws and regulations;

•	delays caused by weather conditions;

•	fraud, theft or other improper activities by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners, customers or our own personnel; and

•	mechanical or performance problems with equipment.

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

The markets we serve are highly fragmented and competitive. The industry is characterized by numerous companies, many of which are small and whose activities are often geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower cost and financial return requirements. We expect competition in the industry to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers as some of our customers have employees who perform service and maintenance work similar to the services we provide. Vertical consolidation is also expected to intensify competition in the industry. If we are unable to meet these competitive challenges, we will lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability will be impaired if we have to reduce prices to remain competitive.

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

Our business is labor intensive, and many of our operations experience a high rate of employment turnover. At times of low unemployment rates in the United States, it will be more difficult to find qualified personnel in some geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the sufficient skilled labor force necessary to operate efficiently and to support our growth strategy or to execute our work in backlog. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

Our business has union and open shop operations, subjecting the business to risk for labor disputes.

We have separate subsidiary employers that have union and non-union operations. There is a risk that our corporate structure and operations in this regard could be challenged by one or more of the unions. An adverse claim or judgment resulting from such a challenge could have a material adverse effect on our operations.

Strikes or work stoppages could have a negative impact on our operations and results.

We are party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the past, any such labor actions, or our inability to renew the collective bargaining agreements, could materially and adversely impact our operations and results if they occur in the future.

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing the workforce could result in lower gross margins and, consequently, a decrease in short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction, and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

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

Certain of our projects include contract clauses requiring Disadvantaged Business Enterprise participation. The participation clauses may be in the form of a goal or in the form of a minimum amount of work that must be subcontracted to a DBE firm. If we fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects, as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed the original estimates, we could experience reduced profits or a loss for that project, and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity. Further, if we contract with a DBE contractor that is not properly qualified to perform a commercially useful function, we could be held responsible for violation of federal, state or local laws related to DBE contracting.

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.

A substantial portion of our revenues and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors, including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions, and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a customer’s perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenues is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

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

Design/Build contracts subject us to the risks of design errors and omissions.

Design/Build project delivery provides the customer with a single point of responsibility for both design and construction. When we are awarded these projects we typically perform the design and engineering work in-house. In the event that a design error or omission by us causes damage, there is risk that we, our subcontractors or the respective professional liability or errors and omissions insurance would not be able to absorb the liability. Any liability resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial position, results of operations and cash flows.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, a single construction segment customer represented approximately 15% of our consolidated total revenue for the year ended December 31, 2017 and 24% and 11% of our consolidated total revenues for the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, respectively. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.

Our dependence on subcontractors and suppliers of equipment and materials could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

We rely heavily on third-party subcontractors to perform some, and often a majority, of the work on many of our contracts. We also rely almost exclusively on third-party suppliers to provide the equipment and materials (including pipe, sheet metal and control systems) for our contracts. If we are unable to retain qualified subcontractors or suppliers, or if our subcontractors or suppliers do not perform as anticipated for any reason, our execution and profitability could be harmed. By contract, we remain liable to our customers for the performance or failures of our subcontractors and suppliers.

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

Price increases in materials could affect our profitability.

We purchase materials, including sheet metal, steel and copper piping, electrical conduit, wire and other various materials from numerous sources. We also purchase equipment from various manufacturers. The prices we pay for these materials and equipment may be impacted by transportation costs, government regulations, import duties and tariffs, changes in currency exchange rates, general economic conditions and other circumstances beyond our control. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.

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

We have been and will continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment law violations and/or discrimination, breach of contract, or property damage. In addition, we may be subject to lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws, or allegations of violations of applicable securities laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be, from time to time a plaintiff in legal proceedings against customers, in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business.

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

We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. Further, if a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation that requires the exposure of large liabilities or has less advantageous terms than is typically found in the market.

Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.

We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our information or our customers’ data. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks and data. Despite efforts to protect confidential business information, personal data of employees and subcontractors, our information technology systems and those of our third-party service providers may be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime, and damage to our reputation, competitiveness and operations.  Of special note is our risk when implementing new capabilities.  As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, employees and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business.

Our insurance policies against many potential liabilities require high deductibles. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.

Although we maintain insurance policies with respect to our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. Our estimates of liabilities for unpaid claims and associated expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported, and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating the risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies (including potential punitive damages awards) or that exceed our accruals or coverage limits.

Additionally, insurance market conditions become more difficult for insurance consumers during periods when insurance companies suffer significant investment losses as well as casualty losses. Consequently, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage are subject to market forces outside our control. If we are unable to obtain necessary levels of insurance, we likely would be unable to compete for or work on most projects.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Due to the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our results of operations.

Misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, state-specific laws related to automobile operations (including mobile phone usage), laws and regulations, customer requirements, environmental laws, DBE regulatory compliance, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our 2017 audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting. Due to the existence of two material weaknesses in our internal control over financial reporting, management concluded that our disclosure controls and procedures and internal control over financial reporting were ineffective. Specifically, our management identified the following material weaknesses in internal control over financial reporting as of December 31, 2017:

•

Our controls around contract administration and our work-in-process schedule did not operate effectively, thereby resulting in net favorable gross profit and pre-tax income adjustments totaling $566,000 for the year ended December 31, 2017. Specifically, in certain limited instances, our work-in-process schedule was not accounted for in accordance with related billing and other contractual terms and, in those instances, our review of the work-in-process schedule did not operate at a precision level sufficient to detect errors in project accounting. Additionally, we have not yet completed a full employee access level review of all of our financially significant accounting systems; and

•

Although we have designed and implemented processes and internal controls over financial reporting relating to our job cost accruals, our personnel have not yet consistently executed such processes and related internal controls at the required precision level for us to conclude that the material weakness reported in our 2016 annual report on Form 10-K (the “2016 Form 10-K”) has been effectively remediated. In one instance, we did not identify that a significant accrual was already recorded in accounts payable. In other limited instances, amounts were improperly accrued for goods and services not received in the reporting period. These instances resulted in net unfavorable gross profit and pre-tax income adjustments totaling $160,000 for the year ended December 31, 2017.

See Part II, Item 9A Controls and Procedures for further discussion of these material weaknesses.

Our remediation efforts have and will continue to require significant resources and attention from our management. If we are unable to remediate these material weaknesses in our internal control over financial reporting, or if we identify additional material weaknesses in our internal control over financial reporting, our management will be unable to assert in future reports that our disclosure controls and procedures and our internal control over financial reporting are effective. This could cause investors, counterparties and customers to lose confidence in the accuracy and completeness of our financial statements and reports and have a material adverse effect on our liquidity, access to capital markets and perceptions of our creditworthiness and/or a decline in the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.

We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.

Our branch locations operate in 18 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

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

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, motor vehicle and transportation accidents and damage to equipment. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.

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

Force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, or terrorist actions, could negatively impact us. We attempt to negotiate contract language seeking to mitigate force majeure events in both public and private client contracts. When successful, we remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations and cash flows.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could damage or destroy our facilities, reducing our operational production capacity and requiring us to repair or replace facilities at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial position, results of operations and cash flows.

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

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings. To the extent we succeed in making acquisitions, a number of risks will result, including:

•	the assumption of material liabilities (including for environmental-related costs and multiemployer pension plans);

•	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;

•	the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	the assumption of multiemployer pension plans (“MEPP”) liability in the event of an acquisition with existing unions

•	potential inability to realize the cost savings or other financial benefits anticipated prior to the acquisition; and

•	increased exposure to challenges to the validity of our “double breasted” structure (i.e., union and open shop subsidiaries) under the National Labor Relations Act if an “open shop” business is acquired.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations. Furthermore, the costs associated with a failed acquisition could also have an adverse effect on our financial position, results of operations and cash flows.

A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity.

We continue to assess the impact of various U.S. federal or state legislative proposals that could result in a material increase to our U.S. federal or state taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing the cost of tax compliance or otherwise adversely affecting our financial position, results of operations and cash flows.

Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.

We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 53% of our current employees are members of collective bargaining units. Our Successor contributions to these plans were approximately $36.9 million for the year ended December 31, 2017 and $16.1 million for the period from July 20, 2016 through December 31, 2016. Our Predecessor contributions to multiemployer pension plans were approximately $16.7 million for the period from January 1, 2016 through July 19, 2016. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.

With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our Successor Consolidated Financial Statements for the year ended December 31, 2017, or the period from July 20, 2016 through December 31, 2016, or in our Predecessor Consolidated Financial Statements for the period from January 1, 2016 through July 19, 2016.

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

Our Credit Agreement and Subordinated Loan Agreement (the “Credit Agreement”) and other debt obligations include certain debt covenants, including, certain financial covenants, are more described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt or surety agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness becomes immediately due and payable, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of December 31, 2017, we had $15.9 million of available capacity under our revolving line of credit, $5.7 million outstanding under our revolving line of credit and $17.6 million outstanding under the term loan provided by the Credit Agreement. In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

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

A significant portion of our common stock is controlled by insiders, who currently own, in the aggregate, approximately 35% of our outstanding shares of common stock and, as a result, are able to exert significant control over matters submitted to our stockholders for approval.

As of December 31, 2017, our officers, directors and holders of greater than 10% of our common stock, in the aggregate, beneficially own approximately 35% of our outstanding shares of common stock. As such, our insiders are able to significantly influence matters requiring approval by our stockholders, including the election of directors, certain decisions relating to our capital structure, amendments to our certificate of incorporation and the approval of mergers or other business combination transactions. The interests of these stockholders may not always coincide with the interests of our other stockholders.

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

Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 30, 2018, we had an aggregate of 7,542,249 shares of common stock outstanding, of which 2,632,391 shares were held by our directors, officers and holders of greater than 10% of our common stock. We registered the resale of the shares held by such stockholders and so they are freely tradeable under the Securities Act, except for any shares purchased by a person who is an affiliate of the Company. Since these shares are now freely tradeable, a substantial number of shares of our common stock may now be sold in the public market, which may cause the trading price of our common stock to decline.

In addition, our board has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

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

We may take advantage of these provisions until December 31, 2019, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.07 billion (adjusted for inflation), if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2017, we maintained our principal executive offices and corporate headquarters at 31-35th Street, Pittsburgh, Pennsylvania. We have nine operating branches and related satellite offices, as well as the Limbach Engineering & Design Center. Those branches and offices (summarized below) are spread throughout the eastern portion of the country and California. All of our branches support both the Construction and Service operating segments.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Engineering & Design Center)	Leased	20,445 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	5,000 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	40,318 square feet
Wilmington, Massachusetts (New England)	Leased	60,733 square feet
South Brunswick, New Jersey	Leased	4,800 square feet
Columbus, Ohio	Leased	46,744 square feet
Toledo, Ohio	Leased	40,000 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Seal Beach, California (Southern California)	Leased	88,507 square feet
Tampa, Florida	Leased	8,339 square feet
Pittsburgh, Pennsylvania (Corporate/Western Pennsylvania)	Leased	67,025 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet
Bronxville, New York	Leased	1,000 square feet

Item 3. Legal Proceedings

Scherer Litigation

On May 16, 2017, plaintiffs, Jordan M. Scherer et al., filed a complaint in State Court in Hillsborough County, Florida, against our wholly owned subsidiaries, Limbach Facility Services LLC (“LFS”), and Harper Limbach LLC (“Harper”). The complaint alleged that a Harper employee was in the course and scope of his employment at the time the personal car he was operating collided with another car, causing injuries to three persons and one fatality. The parties have undertaken discovery and certain motions practice. The plaintiffs have made settlement demands within LFS and Harper’s insurance coverage limits. The insurance companies for LFS and Harper countered with lower amounts that were not accepted. The Company currently has no estimate of when a trial in this matter may take place or to what extent settlement discussions may continue. The Company cannot reasonably estimate a range of loss at this time and does not believe the outcome will have a material impact on the Company.

On February 19, 2018, the court granted plaintiffs’ motion to amend their complaint to add claims for punitive damages against LFS and Harper. As a result, plaintiffs may now seek punitive damages at trial from LFS and Harper, which damages are not covered by insurance. The Company believes the court’s ruling on this matter was erroneous and, therefore, filed motions to address the judicial error and to give the court the opportunity to change its ruling before trial. Because the lawsuit remains in the pleading and discovery phase, it is not possible to predict the likelihood of a punitive damages award and the amount of any such award is not reasonably estimable. The amount of punitive damages, if awarded, could be material. The Company intends to vigorously oppose the claims for punitive damages and will file an appeal after trial if punitive damages are awarded. Based on the existence of several significant uncertainties related to punitive damages, the Company cannot currently predict an outcome in this matter and is unable to reasonably estimate a range of loss at this time.

Garfield Litigation

As previously reported on May 10, 2016, Robert Garfield, on behalf of himself and all other similarly situated public holders of Company’s common stock, filed a Verified Class Action and Derivative Complaint (the “Complaint”) against the Company, Gordon G. Pratt, Hassan R. Baqar, Larry G. Swets, Jr., John T. Fitzgerald, Joshua Horowitz, Leo Christopher Saenger III, and Thomas D. Sargent (the “Defendants”) in the Circuit Court of Du Page County, Illinois. In his Complaint, Mr. Garfield alleged that (1) the Defendants’ efforts to consummate the Business Combination were “ultra vires” acts in violation of the Company’s amended and restated certificate of incorporation (the “Charter”), (2) the Defendants breached their fiduciary duties to the stockholders in negotiating and approving the merger, and (3) the Defendants filed a proxy statement that was incomplete and misleading. The Company filed a motion to dismiss on November 14, 2016 and, on August 3, 2017, the Circuit Court of Du Page County, Illinois, granted the Company’s motion to dismiss, with prejudice. On September 1, 2017, Garfield filed a Notice of Appeal of the trial court’s ruling. As of December 31, 2017 the appeal was dismissed with prejudice.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock, warrants included in the units (our “public warrants”), and rights were traded on The Nasdaq Capital Market under the symbols “TFSCU,” “TFSC,” “TFSCW,” and “TFSCR,” respectively from July 16, 2014 to July 13, 2016, when our units, common stock, public warrants and rights commenced trading on the OTCQB under the same trading symbols. Upon the consummation of the Business Combination, our units separated into their component share of common stock and warrant and each outstanding right converted into one-tenth of one share of our common stock. On November 16, 2016, our common stock began trading again on The Nasdaq Capital Market under the symbol “LMB.” Our public warrants continue to be quoted on the OTCQB under the symbol “LMBHW.” The following table sets forth the high and low sales prices for our common stock and public warrants for the periods presented.

As of December 29, 2017, the closing price of our common stock on The Nasdaq Capital Market was $13.83 and the closing price of our public warrants on the OTCQB was $2.15.

	Common Stock		Public Warrants
	High	Low	High	Low
Fiscal 2017
First Quarter	$14.74	$13.36	$2.59	$2.00
Second Quarter	$13.99	$11.14	$2.20	$1.17
Third Quarter	$14.15	$11.61	$1.99	$1.56
Fourth Quarter	$15.22	$11.95	$2.25	$1.47

Fiscal 2016
First Quarter	$10.00	$9.77	$0.25	$0.11
Second Quarter	$10.35	$8.00	$0.45	$0.12
Third Quarter	$12.70	$6.75	$1.43	$0.20
Fourth Quarter	$16.20	$11.55	$2.87	$1.20

Holders

At March 30, 2018, there were approximately 75 holders of record of our common stock and 2 holders of record of our public warrants. In addition, there were approximately 59 holders of record of our Merger Warrants (as defined below) and 59 holders of record of our Additional Merger Warrants (as defined below).

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

Overview

We are an industry-leading commercial specialty contractor in the areas of HVAC, plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide facility maintenance or services primarily on HVAC, plumbing or electrical systems. Our market sectors primarily include the following:

•	Healthcare, including research, acute and outpatient not-for-profit, for-profit facilities and pharmaceutical and biotech;

•	Education, including colleges, universities, research centers and K-12 public and private facilities;

•	Sports & Amusement, including arenas, rides and related facilities;

•	Transportation, including passenger terminals and maintenance facilities for rail and airports;

•	Government facilities, including federal, state and local agencies;

•	Hospitality, including hotels and resorts;

•	Corporate and commercial office buildings, including new builds and interior fit-outs;

•	Retail and mixed use;

•	Residential multifamily apartment buildings (excluding condominiums);

•	Mission Critical, facilities including data centers; and

•	Industrial manufacturing.

Limbach was founded in 1901, and maintains an established brand within the industry. We believe we are viewed as a value added and trusted partner by our customers, which include building owners, general contractors (“GCs”) and construction managers (“CMs”).

We also construct new buildings, additions and provide renovations of existing buildings for owners, GCs and CMs. In addition, we provide services to building owners that are centered on HVAC, plumbing, and electrical building systems, which typically include ongoing maintenance, upgrades to existing building systems, energy retrofits and delivering general construction services.

Construction Segment

Our construction offerings for owners, GCs, and CMs include the following:

•	Competitive lump sum bidding (including plan and specification bidding with select qualified competitors);

•	Design/Assist services, for which we typically contract on a negotiated basis to maintain a project budget, and occasionally are contracted on a lump sum basis;

•	Integrated project delivery (“IPD”), for which we contract on a negotiated basis to collaborate with a team to establish a target budget and execute on a project within the target budget;

•	Design/Build, which services are provided on either a negotiated basis or through competitive bidding; and

•	Performance contracting, for which we assess a building owner’s facilities and offer a proposal to reduce energy and operating costs, and when successful, we often perform ongoing maintenance of the building systems.

Our specialty contracting is provided through either our special projects division or our construction segment. Special projects typically range in value from $5,000 to $1 million. Construction projects typically range in value from $1 million to $100 million. Actual contracts may be below or above these stated ranges depending upon the actual project requirements.

We possess the ability to provide design services in-house through our design center located in Orlando, Florida. We sell the majority of our services by leading with our engineered solutions, which we believe are highly valued by our select customer base and drive higher margin outcomes.

Services Segment

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

Typical maintenance and water treatment agreements range in value from $2,500 to over $200,000. Service projects typically range in value from $1,000 to $500,000. Spot work varies in value and is typically billed at preapproved billing rates. ATC projects vary in size from $10,000 to over $250,000. Specialty contracting, general contracting and performance contracting can range from $100,000 to $100 million. The durations of our contracts generally range from six months to three years. While these ranges are typical for our services, certain projects may be below or above these stated ranges.

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

Industry Forecast

Industry forecasting by Dodge Data and Analytics, FMI and the AIA anticipate continued growth in all of our sectors in the near and midterm. As noted in FMI’s Fourth Quarter 2017 Construction Outlook report, our top four sectors Healthcare, Education, Sports & Amusement, and Transportation are projected to be relatively stable, with growth in line with the rate of inflation through 2021. Combining the expansion of the market opportunities, our competitive differentiation and the growth strategies we are employing, we believe we will continue to realize steady sales and improve margin opportunities.

Trends that could affect the Company’s business are discussed in “Risk Factors-Risks Related to Our Business and Industry” in Item 1A.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally range from six months to three years. Revenue from fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials service contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of our business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Amortization of Intangibles

Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including leasehold interests, customer relationships – Service and Construction and Service backlogs.

Other Income/Expense

Other income/expense consists primarily of interest expense incurred in connection with our debt, net of interest income and gains and losses on the sale of property and equipment. Deferred financing costs are amortized to interest expense using the effective interest method. For the Successor period from July 20, 2016 through December 31, 2016, the Company incurred a loss from early extinguishment of debt.

Provision for Income Taxes

The Predecessor financial information included herein reflects our results as a limited liability company taxed as a partnership for federal income purposes. As a partnership, our profits were not taxed at the entity level. Following the Business Combination, we are being taxed as a C Corporation and our financial results include the effects of federal income taxes which will be paid at the parent level.

The Successor’s provision for income taxes includes federal, state and local taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Business Combination

As a result of the Business Combination, the Company was the acquirer for accounting purposes and LHLLC was the acquiree and accounting predecessor. The Company’s financial statement presentation for the combined year 2016 distinguishes the Company’s presentations into two distinct periods, the period up to the closing date of the Business Combination (Predecessor) and the period including and after that date (Successor). The Business Combination was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – Business Combination in the Notes to Consolidated Financial Statements for a discussion of the estimated fair values of assets and liabilities recorded in connection with the Company’s acquisition of LHLLC.

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The CODM evaluates performance and allocates resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends on redeemable convertible preferred stock, if any.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies below in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements. Our CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service reportable segment. All transactions between segments are eliminated in consolidation. Our Corporate departments provide general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 14 – Operating Segments in the Notes to Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service.

The Company had a single construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017. For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, this same construction segment customer represented approximately 24% and 11% of the Company’s consolidated total revenues, respectively. This resulted from a construction project which commenced in early 2016, of which the majority of the construction work was completed by the fourth quarter of 2017 with the contract to be closed out in 2018.

Comparison of Results of Operations for the year ended December 31, 2017 (Successor), July 20, 2016 through December 31, 2016 (Successor) and January 1, 2016 through July 19, 2016 (Predecessor)

The following table presents operating results for the year ended December 31, 2017 (Successor), July 20, 2016 through December 31, 2016, (Successor) and January 1, 2016 through July 19, 2016 (Predecessor) in absolute terms and expressed as a percentage of total revenue:

	Successor			Successor			Predecessor
	January 1, 2017 through December 31, 2017			July 20, 2016 through December 31, 2016			January 1, 2016 through July 19, 2016
(Amounts in thousands except for percentages)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$391,364	80.6%		$181,663	80.5%		$183,100	82.7%
Service	94,375	19.4%		43,941	19.5%		38,291	17.3%
Total revenue	485,739	100.0%		225,604	100.0%		221,391	100.0%

Gross profit:
Construction	44,790	11.4	%(1)	17,821	9.8	%(1)	20,300	11.1	%(1)
Service	20,833	22.1	%(2)	9,356	21.3	%(2)	8,180	21.4	%(2)
Total gross profit	65,623	13.5%		27,177	12.0%		28,480	12.9%

Selling, general and administrative:
Construction	25,764	6.6	%(1)	10,628	5.9	%(1)	11,680	6.4	%(1)
Service	13,888	14.7	%(2)	5,460	12.4	%(2)	6,302	16.5	%(2)
Corporate	16,371	3.4	%(3)	8,337	3.7	%(3)	6,033	2.7	%(3)
Total selling, general and administrative expenses	56,023	11.5%		24,425	10.8%		24,015	10.8%

Amortization of intangibles	3,582	0.7%		3,103	1.4%		-	0.0%

Operating income (loss):
Construction	19,026	4.9	%(1)	7,193	4.0	%(1)	8,620	4.7	%(1)
Service	6,945	7.4	%(2)	3,896	8.9	%(2)	1,878	4.9	%(2)
Corporate	(19,953)	-		(11,440)	-		(6,033)	-
Total operating income (loss)	6,018	1.2%		(351)	-0.2%		4,465	2.0%

Other expenses (Corporate)	2,155	0.4%		4,218	1.9%		1,897	0.9%
(Loss) income before provision for income taxes	3,863	0.8%		(4,569)	-2.0%		2,568	1.2%
Income tax (provision) benefit	(3,151)	0.6%		3,871	1.7%		-	0.0%

Net (loss) income	$712	0.1%		$(698)	-0.3%		$2,568	1.2%

(1)	As a percentage of Construction revenue.
(2)	As a percentage of Service revenue.
(3)	As a percentage of Total revenue.

Comparison of select financial data:

	Successor	Successor	Predecessor
(Amounts in thousands except for percentages)	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016	2017 Combined Increase/ (Decrease)
	($)	($)	($)	$	%
Revenue:
Construction	$391,364	$181,663	$183,100	$26,601	7.3%
Service	94,375	43,941	38,291	12,143	14.8%
Total revenue	485,739	225,604	221,391	38,744	8.7%

Gross profit:
Construction	44,790	17,821	20,300	6,669	17.5%
Service	20,833	9,356	8,180	3,297	18.8%
Total gross profit	65,623	27,177	28,480	9,966	17.9%

Selling, general and administrative expenses:
Construction	25,764	10,628	11,680	3,456	15.5%
Service	13,888	5,460	6,302	2,126	18.1%
Corporate	16,371	8,337	6,033	2,001	13.9%
Total selling, general and administrative expenses	56,023	24,425	24,015	7,583	15.7%

Amortization of intangibles	3,582	3,103	-	479	15.4%

Operating income (loss):
Construction	19,026	7,193	8,620	3,213	20.3%
Service	6,945	3,896	1,878	1,171	20.3%
Corporate	(19,953)	(11,440)	(6,033)	(2,480)	-14.2%
Operating income (loss)	$6,018	$(351)	$4,465	$1,904	46.3%

Revenue

Revenue was $485.7 million for the year ended December 31, 2017 (Successor) as compared to $225.6 million for July 20, 2016 through December 31, 2016 (Successor) and $221.4 million for January 1, 2016 through July 19, 2016 (Predecessor). Revenue increased $38.7 million, or 8.7%, for the year ended December 31, 2017 (Successor) as compared to the comparable 2016 period. Construction revenue increased by $26.6 million, or 7.3%, and Service revenue increased by $12.1 million, or 14.8%. The increase in Construction revenue was primarily driven by growth in the Mid-Atlantic, Michigan, and Eastern Pennsylvania regions and partially offset by a decline in the Southern California and New England regions. The $12.1 million increase in Service revenue resulted primarily from the Company’s focus over recent years on developing longer term customer relationships and sales of larger service owner-direct projects and contracts and growth in the maintenance contract base. Growth in Michigan, Florida and Southern California caused the overall service revenue increase.

Gross Profit

Gross profit was $65.6 million for the year ended December 31, 2017 (Successor) as compared to $27.2 million for July 20, 2016 through December 31, 2016 (Successor) and $28.5 million for January 1, 2016 through July 19, 2016 (Predecessor). Gross profit increased $10.0 million, or 17.9% during calendar 2017 as compared to 2016. Construction gross profit increased $6.7 million, or 17.5%. Service gross profit increased $3.3 million, or 18.8%. The total gross profit percentage increased from 12.5% for the combined periods in 2016 to 13.5% for the year ended December 31, 2017, mainly driven by improved project execution in certain branches, favorable contract terms, and overall market pricing improvement. The construction segment gross profit percentage increased from 10.4% for the combined periods in 2016 to 11.4% for the year ended December 31, 2017 for the same reasons. The service segment gross profit percentage increased from 21.3% for the combined periods in 2016 to 22.1% for the year ended December 31, 2017 because of the growing maintenance contract base and accompanying gross profit percentage and growth in spot revenue and margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $56.0 million for the year ended December 31, 2017 (Successor) as compared to $24.4 million for July 20, 2016 through December 31, 2016 (Successor) and $24.0 million for January 1, 2016 through July 19, 2016 (Predecessor). Selling, general and administrative expenses increased $7.6 million, or 15.7%, during the year ended December 31, 2017 as compared to 2016. This increase comprises $1.7 million of 2017 stock-based compensation expenses from the issuance of service-based and performance-based restricted stock units as well as other incremental public company expenses totaling $1.4 million. These public company expenses included incremental professional accounting, legal and consulting fees related to the transition from private company status to public company status, some of which will be nonrecurring, and becoming Sarbanes Oxley compliant. Additionally, we incurred $3.3 million in higher salary and benefits costs related to new hires at several branches and corporate. We also incurred $0.4 million pre-engineering costs, $0.1 million of incremental rent costs in our Florida location and another $0.3 million in incremental rent and other relocation-related charges at our Southern California location. The higher compensation and rental costs were incurred in support of the Company’s growth and plans for continued expansion. Selling, general and administrative expenses as a percentage of revenues were 11.5% for the successor periods for the year ended December 31, 2017 and 10.8% for the period from July 20, 2016 through December 31, 2016 and 10.8% for the period from January 1, 2016 through July 19, 2016.

For the period from January 1, 2016 through July 19, 2016 (Predecessor), the Company incurred $1.5 million related to stock option compensation expense incurred in connection with the Business Combination, as compared to the period from July 20, 2016 to December 31, 2016, when the Company incurred transaction costs of $0.1 million and other compensation expense of $0.6 million related to the Business Combination, along with an increase in professional fees of $2.6 million in conjunction with the Business Combination and public company reporting related expenses, and legal fees related to a specific construction project. Depreciation included in selling, general and administrative expense increased by approximately $0.4 million due in large part to the revaluation of assets related to the Business Combination. The remaining increase was primarily due to an increase in the salary and benefits for selling and support staff at corporate, additional incentive accrual and additional staff in Michigan, New England, Eastern Pennsylvania and Southern California to support backlog.

Amortization of Intangibles

Total amortization expense for the amortizable intangible assets was $3.6 million for the year ended December 31, 2017 (Successor) and $3.1 million for July 20, 2016 through December 31, 2016 (Successor). There were no intangible assets in the Predecessor periods, and accordingly no amortization expense.

Other Expenses

Other expenses totaled $2.2 million for the year ended December 31, 2017 (Successor) as compared to $4.2 million for July 20, 2016 through December 31, 2016 (Successor) and $1.9 million for January 1, 2016 through July 19, 2016 (Predecessor). Other expense decreased $4.0 million, or 64.8%, for the year ended December 31, 2017 as compared to the comparable period for 2016, due to a decrease in interest expense of $1.7 million and the absence of subordinated debt in the year ended December 31, 2017. The 2016 Successor period also included a $2.2 million loss from the early extinguishment of subordinated debt.

Provision for Income Taxes

The Company’s current income tax expense and deferred income tax expense was $2.5 million and $0.6 million, respectively, for the year ended December 31, 2017. The Company’s current income tax expense and deferred income tax expense was $17 thousand and $3.9 million, respectively, for the period from July 20, 2016 through December 31, 2016 (Successor). The Company had a net deferred tax asset of $3.7 million as of December 31, 2017 and $4.3 million as of December 31, 2016. There were no valuation allowances recorded as of December 31, 2017 or December 31, 2016. Prior to the Business Combination, the Company had a deferred tax asset of $2.4 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. Upon the consummation of the Business Combination, management determined that no valuation allowance was required and it was reversed. This resulted in $2.4 million of deferred income tax benefit.

As part of purchase accounting, the Company was required to record all of the Predecessor’s acquired assets and liabilities at their acquisition date fair value. The Company established deferred tax assets as well as deferred tax liabilities related to various asset classes through the purchase price allocation.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of the Tax Reform Act, the Company recorded a tax expense of $1.7 million due to a remeasurement of deferred tax assets and liabilities in the fourth quarter of 2017.

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

Construction backlog at December 31, 2017 and December 31, 2016 was $426.7 million and $390.2 million, respectively. The increase in Construction backlog was driven by an increase in new construction projects in the Mid-Atlantic and Michigan branches, offset by decreases in construction projects in Florida, Ohio and New England. Of the Construction backlog at December 31, 2017, we expect to recognize approximately $302.0 million by the end of 2018. In addition, Service backlog as of December 31, 2017 and December 31, 2016 was $34.7 million and $44.1 million, respectively. Service backlog decreased due to lower than expected sales of owner direct and MEP prime projects in the Mid-Atlantic and Florida branches. Because of the short duration of our service work, we expect approximately 90% of this backlog to be recognized by the end of 2018.

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

Liquidity and Capital Resources

Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	Successor	Successor	Predecessor
	January 1, 2017	July 20, 2016	January 1, 2016
	through	through	through
(in thousands)	December 31, 2017	December 31, 2016	July 19, 2016
Net cash provided by (used in)
Operating activities	$(4,065)	$3,114	$1,639
Investing activities	(3,234)	(13,353)	(2,107)
Financing activities	519	17,623	(5,401)
Net increase (decrease) in cash	$(6,780)	$7,384	$(5,869)

Noncash investing and financing transactions:
Property and equipment financed with capital leases	$1,801	$1,259	$1,014
Interest paid	$1,882	$3,390	$693
Financed insurance premium	$2,135	$-	$-

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2017, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2017	2016
Current assets	$166,260	$155,183
Current liabilities	(135,484)	(126,729)

Net working capital	$30,776	$28,454
Current ratio*	1.23	1.22

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by (used in) operating activities were $(4.1) million for the year ended December 31, 2017 (Successor) as compared to $3.1 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $1.6 million for the period from January 1, 2016 through July 19, 2016 (Predecessor). For the year ended December 31, 2017 and the combined calendar year 2016, operating activities used $(4.1) million and provided $4.8 million of cash and cash equivalents, respectively. For the year ended December 31, 2017, we experienced an increase in net receivables of $15.6 million and an increase in costs and estimated earnings in excess of billings on uncompleted contracts (“underbilled position”) of $1.0 million along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts (“overbilled position”) of $10.6 million and an increase in accounts payable of $10.4 million. The increase in receivables and payables was due to an increase in revenue volume. Our combined 2017 cash usage pertaining to over and underbilled positions was $11.7 million, of which $11.2 million results from the winding down of three major projects in two of our locations. Our accrued taxes payable at December 31, 2017 (Successor) increased by $2.2 million from December 31, 2016 (Successor) due to positive income before income taxes during the period ending December 31, 2017 (Successor) when compared to a pre-tax loss for the Successor period July 20, 2016 through December 31, 2016. Non-cash charges for depreciation and amortization increased by $1.8 million to $9.1 million for the year ended December 31, 2017 from $5.7 million for the period July 20, 2016 through December 31, 2016 (Successor) and $1.6 million for the period January 1, 2016 through July 19, 2016 (Predecessor) due primarily to the amortization of intangible assets acquired as part of the acquisition of LHLLC beginning in the third quarter of 2016. The decrease in deferred tax assets of $0.6 million year over year is comprised of a $1.1 million increase through operations as a result of increasing deductible temporary differences (primarily related to accrued expenses and intangibles) that was offset by a $1.7 million reduction due to the remeasurement of the deferred tax assets and liabilities on December 22, 2017 as a result of the Tax Cuts and Jobs Act (the “Tax Reform Act”), which reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $3.2 million for the year ended December 31, 2017 (Successor) as compared to $13.4 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $2.1 million for the period from January 1, 2016 through July 19, 2016 (Predecessor). Cash used in investing activities for the year ended December 31, 2017 of $3.2 million represented cash outflows for capital expenditures, offset by $0.1 million in proceeds from the sale of property and equipment. The change in cash flows used in investing activities for the Successor period is primarily as a result of $32.2 million cash used in the acquisition of LHLLC offset by the receipt of $18.0 million that was released from the 1347 Capital trust account. Cash used in investing activities for the Predecessor period from January 1, 2016 through July 19, 2016 of $2.1 million represented cash outflows for capital expenditures.

The majority of our 2017 capital additions pertain to additional vehicles, tools and equipment, computer software and hardware purchases, new leaseholds, and office furniture and office-related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities was $0.5 million for the year ended December 31, 2017 (Successor) as compared to $17.6 million for July 20, 2016 through December 31, 2016 (Successor) and $(5.4) million for January 1, 2016 through July 19, 2016 (Predecessor). At December 31, 2017, the Company had a bank overdraft of $7.8 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date. For the year ended December 31, 2017, we borrowed $111.6 million and repaid a total of $105.9 million on the Credit Agreement Revolver (as defined below), paid $4.1 million to redeem 120,000 preferred shares (including $0.2 million of a preferred stock share redemption premium), made repayments of $4.9 million on the Credit Agreement Term Loan (as defined below), made capital lease payments of $1.7 million, and paid $2.1 million for insurance premiums previously financed.

The following table reflects our available funding capacity as of December 31, 2017:

(in thousands)
Cash & cash equivalents		$626
Credit agreement:
Undrawn amount on revolving credit facility	$19,342
Outstanding letters of credit	(3,490)
Net credit agreement capacity available		15,852
Total available funding capacity		$16,478

On July 20, 2016, concurrently with the closing of the Business Combination, the Company entered into a $25.0 million revolving credit facility (the “Credit Agreement Revolver”), a $24.0 million term loan (the “Credit Agreement Term Loan”) and a $13.0 million subordinated loan. The Company repaid in full its previous subordinated debt facility of $23.6 million, its revolving credit facility of $8.3 million and made term loan payments of $1.3 million. At the closing of the Business Combination, the Company also received proceeds of $9.9 million from the issuance of redeemable preferred convertible preferred stock. In December 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million in full settlement of the Subordinated Loan Agreement.

For January 1, 2016 through July 19, 2016 (Predecessor), we used cash and cash equivalents of $5.4 million, in financing activities, primarily due to net reduction of long-term debt in the form of revolver credit of $3.5 million, term loan payments of $1.0 million, and capital lease payments of $0.7 million.

Cash Flow Summary

Our cash used in operating activities for the year ended December 31, 2017 was due to the commencement of new projects and billing and collections that were not at a sufficient level to support the short-term needs for project start-ups. Billing and collections on both construction and service projects are increasing on a monthly basis and management expects this operating cash flow trend will improve as these projects mature, cash is collected, and profits increase. Management further expects that high volumes of service work, which is less sensitive to the cash flow issues presented by large construction projects, will further continue to positively impact our cash flow trends.

We believe our current cash and cash equivalents of $0.6 million, cash to be received from existing and new customers, and availability of borrowing under a revolving line of credit under our Credit Agreement (pursuant to which we had $15.9 million of availability as of December 31, 2017) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. Additionally, we expect that certain non-cash items, certain permanent book-tax differences originating in the ordinary course of business, and certain additional temporary differences between book and tax basis resulting from the Business Combination will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

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

Debt and Related Obligations

In January 2016, we amended our prior credit facility, resulting in a $35.0 million line of credit with a commercial bank, which contained variable interest at one-month LIBOR plus 2.75%, and was due to expire May 2018. This line of credit was refinanced in connection with the Business Combination as disclosed below. The line of credit was subject to certain financial covenants.

On July 20, 2016, in connection with the Business Combination, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”) refinanced its existing debt by entering into the Credit Agreement and Subordinated Loan Agreement (the “Credit Agreement”), and incurred lender and third party costs which were all capitalized on our balance sheet. The refinancing qualified as debt extinguishment under GAAP. The Credit Agreement provides for a $25.0 million line of credit and a $24.0 million term loan with a consortium of four commercial banks. The loans have a variable interest rate based on one-month LIBOR and expire in July 2021. The loans are subject to certain financial covenants. LFS entered into the Subordinated Loan Agreement, which provided for a $13.0 million subordinated note at 16.0% interest with 13.0% interest paid in cash and the option to pay the additional 3.0% interest in cash or allow it to accrue into the note balance, as payment in kind. The subordinated loan was set to mature in July 2022. On December 21, 2016, the Company repaid all amounts outstanding under the Subordinated Loan Agreement, including deferred interest and prepayment penalties, totaling $15.3 million to the subordinated lender in full settlement of the Subordinated Loan Agreement. This repayment was funded by the proceeds from the sale of 1,405,500 shares of its common stock at an offering price of $13.50 per share. The loss from the extinguishment of the subordinated loan recorded by the Company was $2.2 million, which is reflected separately as a financial statement line item in the Consolidated Statement of Operations for the year ended December 31, 2016.

Effective December 31, 2017, the Company was required to remit an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement), which percentage may be reduced based on the Senior Leverage Ratio (as defined therein). Based on the Company's related computation as of December 31, 2017, $1.6 million will be due and payable to the lenders on or before May 1, 2018.  This amount was reclassified from long-term debt to the current portion of long-term debt at December 31, 2017.

On January 12, 2018 (the “Effective Date”), LFS and LHLLC entered into the second amendment and limited waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10,000,000 (the “New Term Loan”) to be used for the purpose of financing the repurchase (the “Repurchase”) of all of the Company’s remaining 280,000 shares of Class A Preferred Stock, including accrued but unpaid dividends, and the payment of certain fees and expenses associated therewith.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a base rate (“Base Rate”), in each case, plus an applicable margin. With respect to the New Term Loan, from the Effective Date to, but excluding, the sixth month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.00% per annum and with respect to any Eurodollar loan will be 5.00% per annum. From the six- month anniversary of the Effective Date to, but excluding, the twelve-month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.50% per annum and with respect to any Eurodollar loan will be 5.50% per annum. From the twelve-month anniversary of the Effective Date and all times thereafter, the applicable margin with respect to any Base Rate loan will be 5.00% per annum and with respect to a Eurodollar loan will be 6.00% per annum.

The Borrower is required to make principal payments on the New Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing March 31, 2018. The New Term Loan will mature on April 12, 2019. The New Term Loan is guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the existing Loans under the Credit Agreement.

On January 12, 2018, the proceeds from the New Term Loan were used to finance the Repurchase for an aggregate purchase price of $9,100,000, plus accrued but unpaid dividends of $0.9 million, pursuant to the previously disclosed preferred stock purchase agreement, dated as of July 14, 2017, by and among the Company and 1347 Investors LLC (“1347 Investors”).

On March 21, 2018, the Company, LFS and LHLLC entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Third Amendment provides for an increase in the amount that may be drawn against the Credit Agreement Revolver for the issuances of letters of credit from $5.0 million to $8.0 million, modifies the definition of EBITDA to include certain one-time costs and non-cash charges and joins the Company as a guarantor under the Credit Agreement and related loan documents.

As of December 31, 2017, we were in compliance with all the financial and other covenants related to the Credit Agreement. As of December 31, 2017, there was $15.9 million of available capacity under the line of credit and $17.6 million outstanding under the term loan provided by the Credit Agreement. At December 31, 2017, the Company had irrevocable letters of credit in the amount of $3.5 million with its lender to secure obligations under its self-insurance program.

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2017, we had approximately $93.8 million in surety bonds outstanding. We believe that our $600 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

The components of the self-insurance are reflected below as of December 31, 2017 and December 31, 2016, respectively:

(in thousands)	December 31, 2017	December 31, 2016

Current liability — workers’ compensation and general liability	$408	$479
Current liability — medical and dental	508	493
Non-current liability	412	601
Total liability	$1,328	$1,573
Restricted cash	$113	$113

The restricted cash balance represents cash set aside for the funding of workers’ compensation and general liability insurance claims. This amount is replenished when depleted, or at the beginning of each month.

Multiemployer Plans

We participate in approximately 40 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by us may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

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

Recent Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have on our financial position and/or results of operations. See Note 3 - Accounting Standards in the Notes to Consolidated Financial Statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations, or liquidity.

Critical Accounting Policies

Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this annual report on Form 10-K, our business has two operating segments: (1) Construction, for which we account for using the percentage-of-completion method and (2) Service, for which revenue is recognized as services are provided. In addition, we believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of our self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Revenue and Cost Recognition

We believe our most significant accounting policy is revenue recognition from long-term construction contracts for which we use the percentage-of-completion method of accounting. Under the percentage-of-completion method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred to total estimated contract costs. Revenue from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method).

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. These contract costs are included in our results of operations under the caption “Cost of revenue”. Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. Upon receiving the contract, these costs are included in contract costs. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for long-term construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.

With respect to the Company’s service segment, there are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period, typically of one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption “Costs and estimated earnings in excess of billings.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption “Billings in excess of costs and estimated earnings.”

The percentage of completion method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of the percentage of completion of the contract.

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 6 – Contracts in Progress in the Notes to Consolidated Financial Statements for information related to unresolved change orders and claims.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts generally ranges from one month to three years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.

Accounts Receivable

We are required to estimate the collectability of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of our customers, prior collection history with our customers, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to the contract. These estimates are evaluated and adjusted as needed when additional information is received.

Self-insurance Liabilities

We are substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of our deductible, which have not already been paid, are included in our accrual with a corresponding receivable from our insurance carrier.

We believe the liabilities recognized on our balance sheets for these obligations are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of any injury, the determination of our liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.

Deferred Tax Assets

We regularly evaluate the need for valuation allowances related to deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more-likely-than-not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.

Goodwill and Identifiable Intangible Assets

Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.

We perform our annual impairment testing as of October 1st and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment analysis at the reporting unit level. Each of our operating units represents an operating segment, and our operating segments are our reporting units.

We also review intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price or a significant adverse change in business climate or regulations. Changes in strategy and/or market condition, may also result in adjustments to recorded intangible asset balances or their useful lives.

Off-Balance Sheet and Other Arrangements

Aside from the $3.5 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program at December 31, 2017, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

LIMBACH HOLDINGS, INC.

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	46

Financial Statements:

Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	47

Consolidated Statements of Operations for the period from January 1, 2017 through December 31, 2017 (Successor), the period from July 20, 2016 through December 31, 2016 (Successor) and the period from January 1, 2016 through July 19, 2016 (Predecessor)	48

Consolidated Statement of Stockholders’ Equity for the period from January 1, 2017 through December 31, 2017 (Successor) and the period from July 20, 2016 through December 31, 2016 (Successor)	49

Consolidated Statement of Members’ Equity for the period from January 1, 2016 through July 19, 2016 (Predecessor)	49

Consolidated Statements of Cash Flows for the period from January 1, 2017 through December 31, 2017 (Successor), the period from July 20, 2016 through December 31, 2016 (Successor) and the period January 1, 2016 through July 19, 2016 (Predecessor)	50

Notes to Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of

Limbach Holdings, Inc.

Pittsburgh, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the “Company”) as of December 31, 2017 (Successor) and 2016 (Successor), the related consolidated statements of operations, stockholders' equity, and cash flows, for the year ended December 31, 2017 (Successor) and for the period from July 20, 2016 to December 31, 2016 (Successor), and the related notes. We have also audited the accompanying consolidated statements of operations, members’ equity, and cash flows of Limbach Holdings, LLC and Subsidiaries for the period from January 1, 2016 to July 19, 2016 (Predecessor) and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 (Successor) and 2016 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2017 (Successor) and for the period from July 20, 2016 to December 31, 2016 (Successor), in conformity with accounting principles generally accepted in the United States of America. It is also our opinion that the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2016 to July 19, 2016 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of the internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Crowe Horwath LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
April 2, 2018

LIMBACH HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$626	$7,406
Restricted cash	113	113
Accounts receivable, net	129,343	113,972
Costs and estimated earnings in excess of billings on uncompleted contracts	33,006	31,959
Advances to and equity in joint ventures, net	11	10
Other current assets	3,161	1,723
Total current assets	166,260	155,183

Property and equipment, net	17,918	18,541
Intangible assets, net	14,225	17,807
Goodwill	10,488	10,488
Deferred tax asset	3,664	4,268
Other assets	465	588
Total assets	$213,020	$206,875

LIABILITIES
Current liabilities
Current portion of long-term debt	$6,358	$4,476
Accounts payable, including retainage	67,438	57,034
Billings in excess of costs and estimated earnings on uncompleted contracts	28,543	39,190
Accrued income taxes	2,220	-
Accrued expenses and other current liabilities	30,925	26,029
Total current liabilities	135,484	126,729
Long-term debt	20,556	21,507
Other long-term liabilities	861	817
Total liabilities	156,901	149,053
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, 280,000 issued and outstanding as of December 31, 2017 and 400,000 issued and outstanding as of December 31, 2016 ($7,853 and $10,365 redemption value as of December 31, 2017 and December 31, 2016, respectively)	7,959	10,374

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,504,133 issued and outstanding at December 31, 2017 and 7,454,491 at December 31, 2016	1	1
Additional paid-in capital	54,738	55,162
Accumulated deficit	(6,579)	(7,715)
Total stockholders’ equity	48,160	47,448
Total liabilities and stockholders’ equity	$213,020	$206,875

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Operations

	Successor	Successor	Predecessor
(in thousands, except share and per share data)	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016
Revenue	$485,739	$225,604	$221,391
Cost of revenue	420,116	198,427	192,911
Gross profit	65,623	27,177	28,480
Operating expenses:
Selling, general and administrative	56,023	24,425	24,015
Amortization of intangibles	3,582	3,103	—
Total operating expenses	59,605	27,528	24,015
Operating income (loss)	6,018	(351)	4,465
Other income (expenses):
Interest income (expense), net	(2,034)	(1,796)	(1,898)
Loss from early extinguishment of debt	-	(2,172)	—
Gain (loss) on sale of property and equipment	(121)	(250)	1
Total other expenses	(2,155)	(4,218)	(1,897)
Income (loss) before income taxes	3,863	(4,569)	2,568
Income tax (provision) benefit	(3,151)	3,871	—
Net income (loss)	712	(698)	2,568
Dividends on cumulative redeemable convertible preferred stock	809	423	-
Premium paid on partial preferred redemption	847	-	-
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(944)	$(1,121)
Net income attributable to Limbach Holdings LLC member unit holders			$2,568
Successor EPS
Basic earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.13)	$(0.19)
Diluted earnings (loss) per share for common stock:
Net loss attributable to Limbach common stockholders	$(0.13)	$(0.19)
Weighted average number of shares outstanding:
Basic	7,471,371	6,039,875
Diluted	7,471,371	6,039,875

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Consolidated Statement of Stockholders’ Equity

July 20, 2016 through December 31, 2016 and January 1, 2017 through December 31, 2017

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital		Accumulated deficit	Stockholders’ equity/(deficit)

Balance at July 20, 2016	1,952,081	$—	$6,514		$(6,594)	$(80)
Reclassify common shares subject to possible redemption	3,995,919	1	39,959		—	39,960
Issuance of merger shares	2,200,005	—	17,465		—	17,465
Issuance of warrants	—	—	1,087		—	1,087
Repurchase of shares from redeeming stockholders	(2,800,000)	—	(28,000)		—	(28,000)
Conversion of stock rights	479,813	—	—		—	—
Issuance of shares to underwriter	100,000	—	901		—	901
Exercise of underwriter purchase options	121,173	—	—		—	—
Issuance of stock	1,405,500	—	17,236		—	17,236
Dividends on redeemable convertible preferred stock	—	—	—		(423)	(423)
Net loss	—	—	—		(698)	(698)
Balance at December 31, 2016	7,454,491	$1	$55,162		$(7,715)	$47,448
Dividends on redeemable convertible preferred stock	—	—	(809)		—	(809)
Reclassification of cumulative dividends on redeemable convertible preferred stock	—	—	(424	)(1)	424 (1)	—
Partial redemption of redeemable convertible preferred stock	—	—	(847)		—	(847)
Stock-based compensation	—	—	1,656		—	1,656
Shares issued related to vested Restricted stock units	48,835	—	—		—	—
Exercise of warrants	807	—	—		—	—
Net income	—	—	—		712	712
Balance at December 31, 2017	7,504,133	$1	$54,738		$(6,579)	$48,160

(1)	See Note 12 – Cumulative Redeemable Convertible Preferred Stock for further discussion of the reclassification.

LIMBACH HOLDINGS LLC

(Predecessor)

Consolidated Statement of Members’ Equity

January 1, 2016 through July 19, 2016

(in thousands, except member units)	Number of Class A units outstanding	Number of Class C units outstanding	Members’ equity
Balance at December 31, 2015	10,000,000	—	$8,209
Net income	—	—	2,568
Stock based compensation	—	—	1,349
Distributions	—	—	(195)
Balance at July 19, 2016	10,000,000	—	$11,931

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Successor	Successor	Predecessor
(in thousands)	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016
Cash flows from operating activities:
Net income (loss)	$712	$(698)	$2,568
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,118	5,756	1,582
Allowance for doubtful accounts	259	219	50
Stock-based compensation expense	1,656	-	1,349
Capitalized deferred interest on subordinated debt	-	84	1,395
Amortization of debt issuance costs	181	492	-
Deferred tax provision (benefit)	603	(3,888)	-
Accretion of preferred stock discount to redemption value	21	4	-
Loss from early extinguishment of debt	-	2,172	-
Loss on sale of property and equipment	121	250	1
Changes in operating assets and liabilities:
Increase in restricted cash	-	(50)	-
(Increase) decrease in accounts receivable	(15,630)	(33,606)	5,722
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,046)	6,256	(18,698)
(Increase) decrease in other current assets	698	549	(662)
(Increase) decrease in other assets	1	95	(95)
Increase (decrease) in accounts payable	10,404	16,661	(6,973)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(10,647)	9,123	4,276
Increase in accrued taxes	2,220	-	-
Increase (decrease) in accrued expenses and other current liabilities	(2,780)	(478)	10,847
Increase (decrease) in other long-term liabilities	44	173	277
Net cash provided by (used in) operating activities	(4,065)	3,114	1,639
Cash flows from investing activities:
Proceeds from sale of property and equipment	70	2,085	7
Advances to joint ventures	(1)	(4)	-
Purchase of property and equipment	(3,303)	(1,281)	(2,114)
Acquisition of Limbach Holdings LLC, net of cash acquired	-	(32,158)	-
Proceeds from trust account	-	18,005	-
Net cash used in investing activities	(3,234)	(13,353)	(2,107)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	7,780	-	-
Proceeds from revolving credit facility	-	-	60,122
Payments on revolving credit facility	-	(3,492)	(63,630)
Proceeds from Credit Agreement term loan	-	24,000	-
Payments Credit Agreement term loan	(4,865)	(1,500)	-
Proceeds from Subordinated Loan	-	13,084	-
Payments on Subordinated Loan	-	(15,340)	-
Proceeds from Credit Agreement revolver	111,562	34,501	-
Payments on Credit Agreement revolver	(105,904)	(34,501)	-
Payments on term loan	(33)	(539)	(1,038)
Payments on subordinated debt facility	-	(23,604)	-
Payments on financed insurance premium	(2,135)	-	-
Payments on capital leases	(1,690)	(730)	(660)
Repayment of promissory note to affiliate	-	(125)	-
Proceeds from issuance of redeemable convertible preferred stock	-	9,946	-
Convertible preferred stock redeemed	(3,847)	-	-
Convertible preferred stock dividends paid	(245)	-	-
Proceeds from sale of common stock	-	17,236	-
Taxes paid related to net-share settlement of equity awards	(104)	-	-
Debt issuance costs	-	(1,313)	-
Distributions to members	-	-	(195)
Net cash provided by (used in) financing activities	519	17,623	(5,401)
Increase (decrease) in cash and cash equivalents	(6,780)	7,384	(5,869)
Cash and cash equivalents, beginning of period – Limbach Holdings, Inc.	7,406	22	-
Cash and cash equivalents, beginning of period – Limbach Holdings LLC	-	-	6,107
Cash and cash equivalents, end of period	$626	$7,406	$238

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,801	$1,259	$1,014
Interest paid	$1,882	$3,390	$693
Financed insurance premium	$2,135	$-	$-

On July 20, 2016, pursuant to the Merger Agreement, as amended, the Company completed the Business Combination with Limbach Holdings LLC (“LHLLC”) in a transaction accounted for as a purchase. The excess of the purchase price of $51.0 million over the fair value of the net assets acquired of $40.5 million was allocated to goodwill. As part of the consideration paid the Company issued 2,200,005 shares of common stock and 1,666,676 warrants with a fair value consideration of $18.6 million. See Note 4 – Business Combination for further discussion.

During the year ended December 31, 2017 and for the period from July 20, 2016 through December 31, 2016, the Company recorded redeemable convertible preferred stock dividends totaling $0.8 million and $0.4 million, respectively.

In connection with the Business Combination, the Company issued 100,000 shares of common stock valued at $0.9 million to its underwriter in exchange for their services.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2017

Note 1 – Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company” or “Successor”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.

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

We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, mission critical, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Note 2 – Significant Accounting Policies

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

The Company’s accompanying Consolidated Balance Sheets are presented for the Successor periods as of December 31, 2017, and December 31, 2016, and its Statements of Operations and Cash Flows are presented for the post-acquisition periods for the year ended December 31, 2017 and from July 20, 2016 through December 31, 2016 (Successor), and for the pre-acquisition period from January 1, 2016 through July 19, 2016 (Predecessor). For the Consolidated Statements of Stockholders’ Equity and Members’ Equity, the Predecessor results reflect the equity balances and activities of LHLLC from January 1, 2016 through July 19, 2016 (prior to the closing of the Business Combination), and the Successor results reflect the Company’s equity balances at July 20, 2016 (just prior to the closing of the Business Combination) and the activities for the Company through December 31, 2017.

The historical financial information of 1347 Capital, a special purpose acquisition company, or “SPAC” prior to the Business Combination, has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis. SPACs deposit the proceeds from their initial public investor offerings into a segregated trust account until a business combination occurs, where such funds are then used to pay consideration for the acquiree or stockholders who elect to redeem their shares of common stock in connection with the vote to approve such business combination, and to fund the SPAC operations until the closing of a business combination. Accordingly, no other activity was reported for periods prior to July 19, 2016 besides LHLLC’s operations as Predecessor.

Principles of Consolidation

The Successor Consolidated Financial Statements include all amounts of Limbach Holdings, Inc. and its subsidiaries. The Predecessor Consolidated Financial Statements include all amounts of LHLLC and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the Consolidated Financial Statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, impairment of goodwill, intangibles, property and equipment, fair valuation in business combinations, insurance reserves, income tax valuation allowances, and contingencies. If the underlying estimates and assumptions upon which the Consolidated Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Consolidated Financial Statements.

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

Joint Ventures

The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to Limbach’s sub-contract are recorded within the Company’s statement of operations and balance sheet, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue is equal to the sub-contracts it issues to the joint venture partners. The voting power and management of the joint ventures is shared equally by the joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC Topic 323 – Investments – Equity Method and Joint Ventures.

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

Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. During the year ended December 31, 2017, the Company recorded revisions in contract estimate on three projects resulting in cumulative write downs of $4.2 million. For the period from July 20, 2016 through December 31, 2016 (Successor), the Company recorded a revision in contract estimate on a project resulting in a write down to this individual project of $2.1 million. Certain operating locations recorded revisions in their contract estimates on five projects resulting in gross profit write ups totaling $5.1 million for the year ended December 31, 2017.

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

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Consolidated Financial Statements arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in costs and estimated earnings in excess of billings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Claims and unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of contracts. The terms of our contracts generally range from six months to three years.

Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed for impairment at least annually, or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of the business. The Company performs its annual impairment assessment for goodwill and other indefinite-life intangible assets as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired. In 2017, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of each of the reporting units or indefinite-life intangible is less than its carrying value. In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value.

The Company reviews intangible assets with definite lives subject to amortization whenever events or changes in circumstances (triggering events) indicate that the carrying amount of an asset may not be recoverable. Intangible assets with definite lives subject to amortization are amortized on a straight-line or accelerated basis with estimated useful lives ranging from 1 to 15 years. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price, or a significant adverse change in the Company’s business climate or regulations affecting the Company.

Long-Lived Assets

We evaluate the carrying value of long-lived assets including definite-lived intangibles whenever events or changes in circumstances (triggering events) indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate which we feel is commensurate with the risk inherent in our business.

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

Debt issuance costs related to term loans are reflected as a direct deduction from the carrying amount of Long-term debt liability. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an other asset.

Stock-Based Compensation

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. The Company has reserved 800,000 shares of the Company’s common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control.

During 2017, the Company granted restricted stock units (“RSUs”) under the 2016 Plan. Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions (“PRSUs”), the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the graded vesting method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. At December 31, 2016, no stock-based awards had been granted under the 2016 Plan.

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

Income Taxes

Successor

The provision for income taxes includes federal, state and local taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in tax rates are recorded to deferred tax assets and liabilities and reflected in the provision for income taxes during the period that includes the enactment date.

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

Predecessor

The Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Predecessor being passed through to its members. As such, no recognition of federal or state income taxes for the Predecessor or its subsidiaries that are organized as limited liability companies or limited partnerships was provided for in the accompanying Predecessor Consolidated Financial Statements.

Fair Value Measurements

The Company measures the fair value of financial assets and liabilities in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date

•	Level 2 — inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities; and

•	Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Successor

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the term portion of the new senior credit facility approximates its fair value due to the variable rate on such debt. As of December 31, 2017, the Company determined the fair value of its senior credit facility term loan was $17.6 million and its revolver loan was $5.6 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model. See Note 4 – Business Combination for further discussion.

Cumulative Redeemable Convertible Preferred Stock

The Company’s cumulative redeemable convertible preferred stock is classified as temporary equity and is shown net of issuance costs. Unpaid cumulative preferred dividends are compounded and accumulated at each quarterly dividend date using the straight-line method and presented within the carrying value of the preferred stock. As of December 31, 2017, the difference between the carrying value and redemption value is due to the issuance costs and the difference between the accrual of dividends using the straight-line method and the actual stated dividend amount. On the six-year anniversary of its issuance, the preferred stock is to be redeemed by the Company. As of this date, the carrying value will equal its redemption value.

Earnings per Share

Successor

The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings per Share (“EPS”). Basic earnings per common share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding and assumed to be outstanding.

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, unit purchase options (“UPOs”) and RSUs, all using the treasury stock method, and the dilutive effect of the Series A cumulative convertible preferred stock, using the “if-converted” method.

Warrants to purchase 600,000 shares of common stock at $15.00 per share were outstanding but were not included in the computation of diluted earnings per share for the period ended December 31, 2017 because the warrants’ exercise price was greater than the average market price of the common shares during the period. These warrants, which expire on various dates through July 20, 2023, were still outstanding at December 31, 2017. In addition, 400,000 shares of preferred stock were not included in the year-to-date 2017 computation of diluted earnings per share because their effects would have been anti-dilutive. Our 176,965 unvested outstanding service-based RSUs were also not included in the year-to-date 2017 diluted earnings per share computation because their effects would have been antidilutive. Lastly, 146,500 PRSUs and 66,500 MRSUs were not included in the computation of diluted earnings per share because the performance and market conditions were not satisfied during 2017 and they would also not be satisfied if the reporting date was at the end of the contingency period.

The computation of diluted EPS for the Successor for the period from July 20, 2016 through December 31, 2016 excluded 688,219 potential shares related to preferred stock under the “if-converted” method and 206,428 potential shares from warrants using the treasury stock method, which although “in the money” (the average market price exceeded the exercise price), would have been antidilutive for the period. Diluted EPS also excluded 51,304 potential shares under the treasury stock method in connection with 300,000 UPOs (issued in 2014) as to do so would also have been antidilutive for that period. On December 7, 2016, 282,900 UPOs were exercised, thereby leaving 17,100 UPOs outstanding and available for exercise at December 31, 2016.

(in thousands, except per share amounts)	For the Period from January 1, 2017 through December 31, 2017	For the Period from July 20, 2016 through December 31, 2016
EPS numerator:
Net income (loss)	$712	(698)
Less: Undistributed preferred stock dividends	(809)	(423)
Less: Premium paid on partial preferred redemption	(847)	-
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(944)	(1,121)

EPS denominator:
Weighted average shares outstanding – basic	7,471	6,040
Impact of dilutive securities
Warrants in the money	-	-
Nonvested Restricted Stock Units	-	-
UPOs in the money	-	-
Weighted average shares outstanding – diluted	7,471	6,040

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.13)	$(0.19)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.13)	$(0.19)

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

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is also not allocated to segments because of the Company’s corporate management of debt service, including interest.

Note 3 – Accounting Standards

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” to simplify accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. The Company early adopted this standard during the quarter ended September 30, 2017, and accordingly, followed such guidance when accounting for the stock-based compensation awards which were granted by the Company during the quarter ended September 30, 2017. The adoption of this standard had no impact on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. The Company early adopted this standard during the quarter ended September 30, 2017. The adoption of this standard had no material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323),” which applies to ASU 2014-09 and ASU 2016-02 and provides an SEC staff view that a Company must evaluate ASUs not yet adopted to determine the appropriate financial statement disclosures about the potential material impacts of those ASUs on the financial statements when adopted in a future period according to Staff Accounting Bulletin (“SAB”) Topic 11.M. If the Company does not know or cannot reasonably estimate the impact that adoption of the ASU is expected to have on the financial statements, a statement should be made to that effect and additional qualitative financial statement disclosures should be made to assist the financial statement reader in assessing the significance of the impact that the standard will have on the financial statements when adopted. This guidance was effective upon issuance and has been adopted.

Recent Accounting Pronouncements

The effective dates shown in the following pronouncements are private company effective dates, based upon the Company’s election to conform to private company effective dates based on the relief provided to Emerging Growth Companies (“EGC”) under the JOBS Act.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year beginning January 1, 2019, including interim periods within that reporting period. Since the Company has not yet commenced its analysis of the new revenue recognition standard or selected the basis on which it will be applied, we cannot estimate the impact of its adoption on the Consolidated Financial Statements. Beginning in the third quarter of 2017, we initiated a request for proposal to identify a firm to assist the Company in evaluating the impact of the new pronouncement on our contracts. During the first quarter of 2018, the Company selected a firm to provide this assistance and will be commencing our assessment of the new standard, which will include a review of our various types of revenue arrangements, consideration of our existing accounting policies and an evaluation of the effects of the new disclosure requirements on our business processes, controls and systems.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. It is effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The Company has not yet commenced its evaluation of this standard to determine the impact of its adoption on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this standard is expected to have no material impact on the Consolidated Financial Statements.

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

Note 4 – Business Combination

On July 20, 2016, pursuant to the Merger Agreement, a wholly owned subsidiary of the Company merged with and into LHLLC in a transaction accounted for as a business combination. Following this transaction, 1347 Capital changed its name to Limbach Holdings, Inc. The fair value of the assets acquired and liabilities assumed were as follows:

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

In connection with the Business Combination, 2,800,000 shares of the former 1347 Capital Corp. common stock were redeemed for cash totaling $28.0 million by stockholders who elected to redeem their existing shares in connection with the vote to approve the merger transaction. There were 3,995,919 public shares of 1347 Capital Corp. common stock subject to mandatory conversion prior to the Business Combination. This conditionally convertible common stock (including stock that featured conversion rights that were either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within 1347 Capital Corp.’s control) was reclassified from a liability to stockholders’ equity at the time of conversion in connection with the Business Combination.

As of July 20, 2016, non-affiliated shareholders (as defined under federal securities laws), who received securities resulting from the Business Combination, owned the following Company securities:

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

As of July 20, 2016, the valuation of the warrants issued in connection with the Business Combination was performed using the Black-Scholes option model with the following inputs:

Merger Shares:

	Affiliate		Non-Affiliates
Current stock price	$7.66	(1)	$9.01	(2)

$12.50 Merger Warrants:

	Affiliate	Non-Affiliates
Current stock price	$7.66 (1)	$9.01 (2)
Exercise price	12.50	12.50
Risk-free rate	1.27%	1.27%
Expected term (in years)	7.00	7.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

$11.50 Merger Warrants:

	Affiliate	Non-Affiliates
Current stock price	$7.66 (1)	$9.01 (2)
Exercise price	11.50	11.50
Risk-free rate	1.15%	1.15%
Expected term (in years)	5.00	5.00
Expected volatility	20%	20%
Expected dividend yield	0.00%	0.00%

(1) A price adjustment of 15% to the stock price input was made for the securities held by the affiliate.

(2) The stock price input used for non-affiliates’ shares was 100% of the stock price fair value at July 20, 2016.

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

The following table summarizes the Company’s final allocation of the identifiable intangible assets acquired as of July 20, 2016, the closing date of the Business Combination:

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

Per ASC Topic 805 - Business Combinations, a qualitative description of the factors that make up the goodwill amount recognized includes expected synergies from combining the ability to raise new investment for acquisition and growth in public capital markets, and other intangible assets, such as acquired workforce and growth opportunities, which do not qualify as separately recognizable intangible assets under GAAP.

The Company estimated the fair value of its acquired intangible assets using the relief from royalty method for the Trade Name, and the profit contribution method for the Backlog – Construction, Backlog – Service, and Customer Relationships – Service. Under the relief from royalty method, the Company’s fair value estimate of their acquired trade name was determined based on the present value of the economic royalty savings associated with the ownership or possession of the trade name based on an estimated royalty rate applied to the cash flows to be generated by the business. Under the profit contribution method, the value of the intangible asset is equal to the present value of the after-tax cash flows attributable solely to the subject intangible asset.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Business Combination had occurred on January 1, 2015:

Pro Forma Combined Statement of Operation for the year ended December 31, 2016
(in thousands)
Pro forma revenues	$446,994
Pro forma net income (loss) attributable to common stockholders	$(568)

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

The following pro forma adjustments were incorporated into the presentation:

1.	Successor and Predecessor periods have been combined in the pro forma for the year ended December 31, 2016.

2.	Transaction costs related to the Business Combination were eliminated.
3.	Intangible amortization is based on the economic values derived from definite-lived intangible assets.
4.	Depreciation is incorporated based on the new fair values and estimated useful lives of fixed assets.
5.	Interest expense is recognized on new debt financing.
6.	Preferred dividends are recognized on the new issue of cumulative redeemable convertible preferred stock.
7.	Statutory provision for income taxes was used.
8.	The activities of 1347 Capital have been excluded for the period from January 1, 2016 through July 19, 2016 because it was not consolidated and its operations were de minimis, as discussed in Note 2 – Significant Accounting Policies, Basis of Presentation.

Note 5 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	December 31, 2017	December 31, 2016
Accounts receivable – trade	$103,506	$90,296
Retainage	26,070	23,868
Allowance for doubtful accounts	(233)	(192)
Accounts receivable, net	$129,343	$113,972

Note 6 – Contracts in Progress

(in thousands)	December 31, 2017	December 31, 2016
Revenue earned on uncompleted contracts	$557,164	$532,549
Less: Billings to date	(552,701)	(539,780)
Net underbilling (overbilling)	$4,463	(7,231)

The above is reflected in the accompanying consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	33,006	31,959
Billings in excess of costs and estimated earnings on uncompleted contracts	(28,543)	(39,190)
Net underbilling (overbilling)	$4,463	$(7,231)

Accounts payable includes retainage due to subcontractors totaling $11.1 million and $8.9 million as of December 31, 2017 and 2016, respectively.

The Company has asserted claims and may have unresolved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management continually evaluates these items and estimates the recoverable amounts and, if significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized. The current estimated net realizable value on such items as recorded in costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheets was $10.3 million and $7.9 million as of December 31, 2017 and 2016, respectively. The Company anticipates that the majority of such amounts will be earned as revenue within one year.

Note 7 – Property and Equipment

Property and equipment consist of the following at December 31:

	2017	2016
(in thousands)
Land and improvements	$400	$400
Buildings and leasehold improvements	6,102	5,022
Machinery and equipment	19,256	15,712
Gross property and equipment	25,758	21,134
Less: Accumulated depreciation	(7,840)	(2,593)
Property and equipment, net of accumulated depreciation	$17,918	$18,541

The cost of assets recorded under capital leases was $7.8 million and $6.2 million at December 31, 2017 and 2016, respectively. Accumulated depreciation on these capital leases was $4.0 million and $1.4 million at December 31, 2017 and 2016, respectively. The depreciation expense from assets recorded under capital leases is included in depreciation.

Depreciation expense was $5.5 million for the year ended December 31, 2017 (Successor), $2.6 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $1.6 million for the period from January 1, 2016 through July 19, 2016 (Predecessor).

On December 30, 2016 the Company sold a building and land in Sanford, Florida for total consideration received of $2.0 million. As a result of the sales transaction, the Company recorded a net loss on the sale in the amount of $0.2 million which is recorded in the Successor Consolidated Statement of Operations for the period July 20, 2016 through December 31, 2016.

Note 8 – Goodwill and Intangibles

Intangible assets, including goodwill, are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,347)	$483
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,359)	3,351
Favorable Leasehold Interests	530	(99)	431
Total amortized intangible assets	10,950	(6,685)	4,265
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(6,685)	$14,225
Goodwill	$10,488	$—	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2016
Amortized intangible assets:
Backlog – Construction	$4,830	$(2,222)	$2,608
Backlog – Service	880	(398)	482
Customer Relationships – Service	4,710	(452)	4,258
Favorable Leasehold Interests	530	(31)	499
Total amortized intangible assets	10,950	(3,103)	7,847
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(3,103)	$17,807
Goodwill	$10,488	$—	$10,488

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

The estimated remaining useful lives of definite-lived intangible assets are as follows:

Asset	Amortization Method	Estimated Remaining Useful Life
Backlog – Construction	Pattern of economic benefit	1.5 Years
Customer Relationships – Service	Pattern of economic benefit	14.0 Years
Favorable Leasehold Interests	Straight line	7.67 Years

The Successor’s estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2018	$1,272
2019	$642
2020	$525
2021	$431
2022	$357
2023 and thereafter	$1,038
Total	$4,265

Total amortization expense for these amortizable intangible assets was $3.6 million for the year ended December 31, 2017 and $3.1 million for the Successor period from July 20, 2016 to December 31, 2016. There were no intangible assets in the Predecessor periods, and accordingly, there was no amortization expense.

The Company did not recognize any impairment charges related to goodwill or definite and indefinite-lived intangible assets for the year ended December 31, 2017 or the period from July 20, 2016 to December 31, 2016.

Note 9 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following as of December 31:

(in thousands)	2017	2016
Accrued payroll and related liabilities	$5,430	$4,658
Accrued bonus and commissions	4,542	5,169
Accrued insurance liabilities	1,005	1,096
Accrued job costs	9,818	12,659
Bank overdraft	7,780	-
Other accrued liabilities	2,350	2,447
Total	$30,925	$26,029

Note 10 – Debt

Long-term debt consists of the following obligations as of December 31:

(in thousands)	2017	2016
Credit Agreement – revolver	$5,658	$-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	17,635	22,500
State of Ohio loan- payable in monthly installments of principal, plus interest at 3% through 2017	-	33
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2022	3,830	3,719
Total debt	27,123	26,252
Less - Current portion	(6,358)	(4,476)
Less - Debt issuance costs	(209)	(269)
Long-term debt	$20,556	$21,507

As of December 31, 2017, the scheduled contractual repayments on long-term debt and capital leases are as follows:

(in thousands)	Year ending December 31
2018	$6,358
2019	4,847
2020	4,402
2021	11,512
2022	4
Total	$27,123

Successor

Credit Agreement

In conjunction with the completion of the Business Combination, all amounts outstanding under the Company’s previous senior credit facility were paid in full and a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a senior credit facility with multiple lenders (the “Credit Agreement”). This senior credit facility consists of a $25.0 million revolving line of credit (“Credit Agreement Revolver”) and a $24.0 million term loan (“Credit Agreement Term Loan”), both with a maturity date of July 20, 2021. It is collateralized by substantially all of the assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly through June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At December 31, 2017, the interest rates in effect were 5.62% on the term loan and 7.50% on the revolver.

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

The Credit Agreement requires that the Company comply with certain financial performance covenants including with respect to total leverage, senior leverage, fixed charges and tangible net worth. As of December 31, 2017 and 2016, the Company was in compliance with all covenants under the Credit Agreement.

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company is required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). Effective December 31, 2017, the Company was required to remit an excess cash flow payment of $1.6 million, due and payable to the lenders on or before May 1, 2018.  This amount was reclassified from long-term debt to the current portion of long-term debt at December 31, 2017. The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

The equity interests of the Company’s subsidiaries have been pledged as security for the obligations under the Credit Agreement. The Credit Agreement includes customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default, and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default occurs if the Company’s securities cease to be registered with the SEC pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). In case of an event of default, the administrative agent would be entitled to, among other things, accelerated payment of amounts due under the new senior credit facility, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

The additional margin applicable to both the Credit Agreement Revolver and Credit Agreement Term Loan is determined based on levels achieved under the Company’s Senior Leverage Ratio covenant, which reflects the ratio of indebtedness divided by EBITDA for the most recently ended four quarters.

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

The Company had $15.9 million of availability under its Credit Agreement Revolver at December 31, 2017.

Subordinated Debt

In conjunction with the completion of the Business Combination on July 20, 2016, the Company’s previous subordinated debt was paid in full and LFS entered into a new subordinated debt agreement. This subordinated debt agreement consisted of a $13.0 million loan with a maturity date of July 20, 2022 (the “Subordinated Loan”). Principal payments were not required prior to maturity. Outstanding borrowings bore interest at 16.0%, with 13.0% payable quarterly in cash, and the Company had the option either to pay the remaining 3.0% in cash or have it deferred and capitalized into the Subordinated Loan balance.

Upon a Conversion Event (defined as a prepayment of more than 75% of the original principal of the loans, an acceleration, a Change of Control or maturity), the Subordinated Loan holders could have elected to receive, in satisfaction of all or a portion of the outstanding principal of the Subordinated Loan (which constitutes the deferred interest portion of the loan), the number of shares of Limbach common stock equal to the deferred interest portion of the loan divided by $10.00 per share (the “Conversion Shares”). The Subordinated Loan holders could have further elected to be paid entirely in Limbach common stock or to receive a cash payment equal to the deferred interest portion of the loan being converted, plus shares of Limbach common stock determined by a formula equal to the Conversion Shares, minus the Liquidation Shares (defined as the portion of the deferred interest portion of the loan being converted, divided by the five-day weighted trading average of a share of Limbach common stock for the five business days preceding the trigger date). Upon a Conversion Event, the subordinated debt holders had registration rights with respect to such shares, including one demand registration right and usual and customary “piggy-back” registration rights, pursuant to a registration rights agreement.

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

Predecessor

Senior Credit Facility

The Predecessor had a senior credit facility with a single lender. The revolving credit facility permitted borrowings up to $30.0 million. In January 2016, the credit facility was increased to $35.0 million and the maturity date was extended to May 2018. It was collateralized by substantially all of the Company’s assets except for real property. The credit facility contained certain restrictive covenants, which, among other things, required the Company to maintain certain financial ratios. The credit facility also contained cross-default provisions related to the subordinated debt facility and the underwriting agreement with the Company’s surety. Also in January 2016, the term loan was converted into a “draw term” loan facility and the amount of the facility was increased to $7.5 million, of which $5.5 million was available to be drawn in increments not to exceed $2.0 million.

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

At December 31, 2017, the Company had outstanding warrants exercisable for 4,659,472 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 664,188 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 996,284 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. On December 7, 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At December 31, 2017 and 2016, a total of 17,100 UPOs remained outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

On December 21, 2016, the Company closed on a public offering of 1,780,500 shares of common stock of the Company at a price to the public of $13.50 per share, for gross proceeds of $22.8 million. The Company sold 1,405,500 shares, including 153,907 shares pursuant to the partial exercise of the underwriters’ overallotment option, and a selling stockholder sold 375,000 shares. The net proceeds to the Company from this sale of shares, after deducting the underwriting discounts and other offering expenses, was approximately $17.2 million.

On May 2, 2017, the Company issued 111 shares of common stock in connection with the cashless exercise of 310 Merger Warrants and 465 Additional Merger Warrants.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 438,800 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The Inaugural RSU Awards contain service based and market based awards; and the LTI awards contain service based and performance based awards. Director RSU Awards only include service based grants. An additional 1,067 service based RSUs were granted to an executive officer and former director on November 28, 2017. As a result, the Company recognized $1.7 million in stock-based compensation as selling, general and administrative expenses in its Consolidated Statements of Operations for the year ended December 31, 2017. As of December 31, 2017, unrecognized compensation expense totaling $2.3 million associated with the RSUs is expected to be recognized through December 31, 2019.

On November 1, 2017, the Company issued 696 shares of common stock in connection with the cashless exercise of 2,172 Merger Warrants and 3,257 Additional Merger Warrants.

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

Note 12 – Cumulative Redeemable Convertible Preferred Stock

Successor

The Company’s second amended and restated certificate of incorporation authorizes the issuance of 1,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by its board of directors. In connection with the Business Combination, the Company issued 400,000 shares of Class A preferred stock (“Preferred Stock”) on July 20, 2016. Each share of Preferred Stock may be converted (at the holder’s election) into 2 shares of the Company’s common stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), representing a conversion price of $12.50 per share; provided, that such conversion is in compliance with NASDAQ’s listing requirements. The Preferred Stock ranks senior to all classes and series of outstanding capital stock. The Company has agreed to not issue any other shares of capital stock that rank senior or pari passu to the Preferred Stock while the Preferred Stock is outstanding, unless at least 30% of the proceeds from such issuance are used to redeem Preferred Stock. The holders of the Preferred Stock will, in priority to any other class or series of capital stock, be entitled to receive, as and when declared by the board of directors, fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three from issuance; (ii) 10% per annum in years four through five from issuance; and (iii) 12% per annum thereafter, payable in equal quarterly installments. Dividends on outstanding Preferred Stock will accrue from day to day from the date of issuance of the Preferred Stock. No dividends may be made in excess of the accrued and unpaid preferred yield in respect of the Preferred Stock.

So long as the Preferred Stock is outstanding, the Company is restricted from repurchasing, redeeming or retiring any shares of its capital stock other than the Preferred Stock. In the event of liquidation, dissolution or winding up, the holders of the Preferred Stock will be entitled to receive $25.00 per share of Preferred Stock, plus accrued but unpaid dividends thereon, whether declared or not, before any amount is paid or any assets are distributed to holders of junior capital stock. After payment to the holders of the Preferred Stock of the liquidation amounts, such holders shall not be entitled to share in any further distribution payment in respect of the assets of the Company. The Company will redeem all outstanding shares of the Preferred Stock on the six-year anniversary from the date of issuance for the price of $25.00 per share of Preferred Stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), plus accrued but unpaid dividends thereon, whether or not declared, up to and including the date specified for redemption. The Preferred Stockholders are not entitled to vote.

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

This repurchase was funded through permitted borrowings under the Company’s Credit Agreement Revolver and closed on July 14, 2017. The Company has retired the repurchased shares.

Through June 30, 2017, dividends on redeemable convertible preferred stock were reflected as an increase to accumulated deficit. During the year ended December 31, 2017, a reclassification of approximately $0.4 million was made to reflect cumulative dividends as a decrease to additional paid-in capital given the Company's accumulated deficit position. There is no impact to historically reported net income, earnings per share or its statement of cash flows.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $1.7 million due to a remeasurement of deferred tax assets and liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC Topic 740 - Income Taxes is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. The company has recorded its best estimate for the remeasurement of the deferred tax assets and liabilities. The final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions and additional guidance that may be issued by the Internal Revenue Service.

The provision (benefit) for income taxes for the 2017 and 2016 Successor periods consists of the following:

(in thousands)	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016
Current tax provision
U.S. Federal	$1,796	$-
State and local	752	17
Total current tax provision	2,548	17

Deferred tax provision (benefit)
U.S. Federal	832	(3,219)
State and local	(229)	(669)
Total deferred tax provision (benefit)	603	(3,888)
Provision (benefit) for income taxes	$3,151	$(3,871)

Prior to the Business Combination, the Company had a deferred tax asset of $2.4 million which was offset by an equivalent valuation allowance. The valuation allowance was recorded due to management’s assumptions and judgments regarding the recoverability of the deferred tax asset, based on the more likely than not criterion. After considering the Business Combination on July 20, 2016, the projected post-combination results and all available evidence, the Successor released $2.4 million of valuation allowance that was previously provided against the Company’s deferred tax assets. In accordance with ASC Topic 740 – Income Taxes, the Company recorded this release as income tax benefit during the period from July 20, 2016 through December 31, 2016 (Successor). This resulted in $2.4 million of deferred income tax benefit. No valuation allowance was required as of December 31, 2017 and December 31, 2016.

The components of deferred tax assets (liabilities) were as follows:

(in thousands)	As of December 31, 2017	As of December 31, 2016
Deferred tax assets:
Accrued expenses	$818	$340
Allowance for doubtful accounts	62	74
Intangibles	1,219	974
Goodwill	4,124	6,832
Startup costs	122	176
Deferred rent	119	84
Percentage of completion	-	38
Stock-based compensation	269	-
Net operating losses	-	280
Total deferred tax assets	6,733	8,798

Deferred tax liabilities:
Fixed assets	(3,050)	(4,530)
Percentage of completion	(19)	-
Total deferred tax liabilities	(3,069)	(4,530)

Net deferred tax asset	$3,664	$4,268

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of December 31, 2017. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of December 31, 2017 and 2016.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal tax effect	4.6%	4.6%
Change in federal tax rate	43.2%	-
Change in valuation allowance	-	49.0%
Permanent differences	-0.2%	-9.6%
Tax credits	-3.5%	-
Other	3.5%	-0.4%
Effective tax rate	81.6%	77.6%

Note 14 – Operating Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company manages and measures the performance of its business in two distinct operating segments: Construction and Service. These segments are reflective of how the Company's Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of Corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service reportable segment. All transactions between segments are eliminated in consolidation. Our Corporate departments provide general and administrative support services to our two operating segments. The CODM allocates costs between segments for selling, general and administrative expenses and depreciation expense.

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. The Company had a single construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017. For the Successor period from July 20, 2016 through December 31, 2016 and for the Predecessor period from January 1, 2016 through July 19, 2016, this same construction segment customer represented approximately 24% and 11%, respectively, of the Company’s consolidated total revenues. This resulted from a construction project which commenced in early 2016, of which the majority of the construction work was completed by the fourth quarter of 2017 with the contract to be closed out by the second quarter of 2018.

The Company does not identify capital expenditures and total assets, including goodwill, by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Segment information for the periods presented is as follows:

	Successor	Successor	Predecessor
	January 1, 2017 through December 31, 2017	July 20, 2016 through December 31, 2016	January 1, 2016 through July 19, 2016
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$391,364	$181,663	$183,100
Service	94,375	43,941	38,291
Total revenue	485,739	225,604	221,391

Gross profit:
Construction	44,790	17,821	20,300
Service	20,833	9,356	8,180
Total gross profit	65,623	27,177	28,480

Selling, general and administrative expenses:
Construction	25,764	10,628	11,680
Service	13,888	5,460	6,302
Corporate	16,371	8,337	6,033
Total selling, general and administrative expenses	56,023	24,425	24,015
Amortization of intangibles	3,582	3,103	—
Operating income (loss)	$6,018	(351)	$4,465

Operating income (loss) for reportable segments	$6,018	$(351)	$4,465
Less Unallocated amounts:
Interest expense	2,034	1,796	1,898
Loss from early extinguishment of debt	-	2,172	-
(Gain) loss on sale of property and equipment	121	250	(1)
Total unallocated amounts	2,155	4,218	1,897
Total consolidated income (loss) before income taxes	$3,863	$(4,569)	$2,568

Other Data:
Depreciation and amortization:
Construction	3,304	1,724	953
Service	1,496	693	333
Corporate	4,318	3,339	296
Total other data	$9,118	5,756	$1,582

Note 15 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. These leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was $4.3 million for the year ended December 31, 2017, $1.7 million for the period from July 20, 2016 through December 31, 2016 (Successor) and $1.7 million for the period from January 1, 2016 through July 19, 2016 (Predecessor).

Capital leases consist primarily of leases for vehicles (see Note 10 – Debt). The leases are collateralized by the vehicles and require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

The approximate future minimum payments under capital leases and non-cancelable operating leases are as follows as of December 31, 2017:

Year ending December 31:	Capital Leases	Operating Leases
2018	$1,691	$3,767
2019	1,416	3,617
2020	912	3,453
2021	327	3,471
2022	3	3,431
Thereafter	-	6,696
Total minimum lease payments	4,349	24,435
Amounts representing interest	(519)
Present value of net minimum lease payments	$3,830

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

Limbach Facility Services LLC (“LFS”) and Harper Limbach LLC (“Harper”), wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. The plaintiffs have made settlement demands within LFS and Harper’s insurance coverage limits. Insurance companies for LFS and Harper countered with lower amounts that were not accepted. The Company currently has no estimate of when a trial in this matter may take place or to what extent settlement discussions may continue. The Company cannot reasonably estimate a range of loss at this time and does not believe the outcome will have a material impact on the Company.

Subsequent to year end, the court granted plaintiffs’ motion to amend their complaint to add claims for punitive damages against LFS and Harper. The amount of punitive damages, if awarded, could be material. The Company intends to vigorously oppose the claims for punitive damages and will file an appeal after trial if punitive damages are awarded. Based on the existence of several significant uncertainties related to punitive damages, the Company cannot currently predict an outcome in this matter and is unable to reasonably estimate a range of loss at this time.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2017, we had approximately $93.8 million in Surety Bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

Collective Bargaining Agreements. Many of the Company’s craft labor employees are covered by collective bargaining agreements. The agreements require the Company to pay specified wages, provide certain benefits, and contribute certain amounts to multi-employer pension plans. If the Company withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the Company could incur additional liabilities related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which it contributes have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue. See Note 20 – Multiemployer Pension Plans for further discussion.

Note 16 – Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit of $2.8 million per year.

The components of the self-insurance as of December 31, 2017 and December 31, 2016 are as follows:

(in thousands)	December 31, 2017	December 31, 2016

Current liability — workers' compensation and general liability	$408	$479
Current liability — medical and dental	508	493
Non-current liability	412	601
Total liability	$1,328	$1,573
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 17 – Retirement Plan

The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Successor’s mandatory contributions were $1.8 million for the year ended December 31, 2017 as compared to $0.7 million for the period from July 20, 2016 through December 31, 2016, and the Predecessor’s mandatory contributions were $0.8 million for the period from January 1, 2016 through July 19, 2016. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made in any of the Successor or Predecessor periods.

Note 18 – Backlog (Unaudited)

At December 31, 2017 and December 31, 2016, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $426.7 million and $390.2 million, respectively. In addition, Service backlog as of December 31, 2017 and December 31, 2016 was $34.7 million and $44.1 million, respectively.

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

LHLLC also had a management services agreement with LMHC and an affiliate of another equity member, FdG, for LMHC and FdG to perform certain advisory and consulting services. In consideration for such services, the Company was charged a quarterly fee of $0.1 million by LMHC and $0.2 million by FdG. Under these agreements, the Predecessor incurred related costs totaling $0.7 million for the period from January 1, 2016 through July 19, 2016.

As detailed in Note 10 – Debt, the Company had a Subordinated Debt which was held by the majority owner of the Company. The Subordinated Debt contained similar covenants to the senior credit facility. This Subordinated Debt balance of $23.6 million was repaid at the consummation of the Business Combination.

Note 20 – Multiemployer Pension Plans

The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2017, approximately 53% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

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

Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $36.9 million for the year ended December 31, 2017 as compared to $16.7 million for the period from January 1, 2016 through July 19, 2016 (Predecessor) and $16.1 million for the period from July 20, 2016 through December 31, 2016 (Successor).

The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPS as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2016 for the 2017 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

		PPA Zone Status			Contributions (in thousands)		Contributions greater than
Pension Fund	EIN/Pension Plan Number	2017	2016	FIP/RP Status	2017	2016	5% of total contributions	Surcharge Imposed	Expiration date of CBA
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Yellow	Yellow	Implemented	2,106	1,384	Yes	N/A	May-18
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Red	Red	Implemented	1,875	1,517	Yes	No	May-19
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Yellow	Yellow	Implemented	1,312	739	No	N/A	May-22
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	1,296	767	No	N/A	Jul-19
Sheet Metal Workers' National Pension Fund	52-6112463/ 001	Yellow	Yellow	Implemented	1,227	1,166	No	N/A	Ranging from May-18 - Jun-20
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	1,167	1,383	No	N/A	Jun-20
Plumbers and Pipefitters National Pension Fund	52-6152779 / 001	Yellow	Yellow	Implemented	1,112	946	No	N/A	Ranging from May-17 - Aug-21
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	628	700	Yes	N/A	May-19
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	607	778	No	N/A	Aug-21
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	577	510	No	No	May-17
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Yellow	Yellow	Implemented	526	550	Yes	N/A	May-18
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	426	657	No	N/A	Jun-18
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Yellow	Yellow	Implemented	385	645	No	N/A	May-18
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	272	44	No	N/A	Apr-19
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	242	170	No	N/A	May-18
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	200	168	No	N/A	May-18
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 / 001	Red	Red	Implemented	165	172	No	No	May-18
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	118	99	No	N/A	Aug-19
Plumbers & Pipe Fitters Local 354 Pension Fund	25-6148991 / 001	N/A (1)	Yellow	N/A	100	107	No	N/A	May-20
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	91	63	No	N/A	May-18
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	75	18	No	No	Apr-17
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green	Green	N/A	65	28	No	N/A	Dec-19
Plumbers Local 27 Pension Fund	25-6034928 / 001	Green	Green	N/A	58	74	No	N/A	May-18
Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow	Yellow	Implemented	56	166	No	N/A	May-20
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Yellow	Yellow	Implemented	56	14	No	N/A	Aug-18
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Red	Yellow	Implemented	53	58	No	No	Apr-20
Plumbers & Pipefitters Local 162 Pension Fund	31-6125999 / 001	Yellow	Yellow	Implemented	19	65	No	N/A	May-19
Maryland Electrical Industry Pension Plan	52-1057284 / 001	Green	Green	N/A	-	105	No	N/A	May-17
All other plans (11 as of December 31, 2017)					210	229
				Total Contributions	15,024	13,322

(1) Plan changed from a multi-employer pension plan to a profit sharing plan effective July 1, 2016.

Note 21 – Management Incentive Plans

Successor

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. The Company has reserved 800,000 shares of its common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.

Service-Based Awards

In 2017, the Company granted 226,867 service-based restricted stock units (“RSUs”) to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the fiscal year ended December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values	Aggregate Intrinsic Value
Unvested at December 31, 2016	-	-	-
Granted	226,867	$13.25	$3,005,348
Vested	49,902	13.25	647,064
Forfeited	-	-	-
Unvested at December 31, 2017	176,965	$13.25	$2,358,284

Performance-Based Awards

In 2017, the Company granted 66,500 performance-based restricted stock units (“PRSUs”) to its executives and certain employees under the 2016 Plan. The vesting of the PRSUs is contingent upon the Company’s achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over the 3-year period commencing on January 1, 2017 and concluding on December 31, 2019. No PRSUs shall be deemed earned unless the Company meets a minimum performance goal which requires the Company’s cumulative adjusted EBITDA for the three (3) year performance period to be at least 80% of the Company’s cumulative adjusted EBITDA target for the performance period. In order for the PRSUs to be earned, the Company must also achieve a predetermined minimum fully diluted annualized EPS growth percentage (40% weighting) and an EBITDA margin percentage (60% weighting) over the performance period. The number of shares ultimately issued could range from 0% to 150% (Distinguished Performance Level) of the number of PRSUs granted, based on the Company’s achievement of the performance conditions. Linear interpolation will be applied should performance metrics fall between the threshold and Distinguished Performance Levels. Any PRSUs earned under this grant will vest upon the determination by the Compensation Committee of the Board of Directors (“Compensation Committee”) that the PRSUs have been earned by the participant, subject to the participant’s continuous service with the Company from the grant date through the performance vesting date, except as may otherwise be provided in the participant’s employment or other services agreement with the Company. If the minimum performance goal is not achieved during the performance period, all PRSUs shall be forfeited for no consideration as of the expiration of the performance period. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the year ended December 31, 2017, the Company did not recognize any stock-based compensation expense related to these awards based on the Company’s determination that achievement of the minimum performance goal was not probable as of that date.

The following table summarizes our PRSU activity for the fiscal year ended December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values	Aggregate Intrinsic Value
Unvested at December 31, 2016	-	-	-
Granted	66,500	$13.25	$881,125
Vested	-	-	-
Forfeited	-	-	-
Unvested at December 31, 2017	66,500	$13.25	$881,125

Market-Based Awards

In 2017, the Company granted 146,500 market-based restricted stock units (“MRSUs”) to its executives and certain employees under the 2016 Plan. The vesting of the MRSUs is contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty (80) consecutive trading days during the 3-year period commencing on August 1, 2018 and concluding on July 31, 2021. Any MRSUs earned under this grant will vest upon the Compensation Committee’s determination and certification of the achievement of the performance goal, subject to the participant’s continuous service with the Company, except as may otherwise be provided in the participant’s employment or other services agreement with the Company. If the market condition is not met but the service condition is met, the MRSUs will not vest; however, any compensation expense we have recognized to date will not be reversed. Additionally, any compensation cost will be reversed if a participant terminates their employment prior to achievement of the performance vesting date. The Company estimated the fair value and derived service period of the MRSUs on the grant date using a Monte Carlo simulation model.

The following table summarizes our MRSU activity for the fiscal year ended December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values	Weighted-Average Fair Value
Unvested at December 31, 2016	-	-	-
Granted	146,500	$6.58	$963,970
Vested	-	-	-
Forfeited	-	-	-
Unvested at December 31, 2017	146,500	$6.58	$963,970

The table below sets forth the assumptions used within the Monte Carlo simulation model to value the MRSU awards:

Year-ended December 31, 2017
Risk-free interest rate	1.56%
Dividend yield	0%
Remaining performance period (years)	3.92
Expected volatility	28.54%
Estimated grant date fair value (per share)	$6.58
Derived service period (years)	1.96

Total recognized stock-based compensation expense amounted to $1.7 million for the year ended December 31, 2017. Total unrecognized stock-based compensation expense   related to unvested RSUs which are probable of vesting amounted to $2.3 million at December 31, 2017. These costs are expected to be recognized over a weighted average period of 1.71 years.

Predecessor

Effective July 20, 2006, the Board of Directors adopted a management option plan for executives and key employees and reserved 1,697,500 Class C units for that purpose. The option plan was amended by the Board of Directors in 2015 to increase the number of Class C units available to 2,000,000. These options vested over four years; 50% in year two and 25% in years three and four respectively, and all unexercised options were set to expire fifteen years from the date of issuance. These management options were only exercisable in conjunction with a change in control of the Company, consummation of an initial public offering, or dissolution of the Company, as defined by the agreement. No additional management options were granted during 2016.

In conjunction with the Business Combination on July 20, 2016, 440,000 unvested options immediately vested and those options along with the 1,312,500 previously vested Predecessor options were exercised in a cashless exercise. Related compensation expense of $1.5 million for all outstanding options was recorded in the predecessor period from January 1, 2016 to July 19, 2016; thus, there were no stock options outstanding at December 31, 2016.

Note 22 – Subsequent Events

On January 12, 2018 (the “Effective Date”), LFS and LHLLC entered into the second amendment and limited waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10,000,000 (the “New Term Loan”) to be used for the purpose of financing the repurchase (the “Repurchase”) of all of the Company’s remaining 280,000 shares of Class A Preferred Stock, including accrued but unpaid dividends, and the payment of certain fees and expenses associated therewith.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a base rate (“Base Rate”), in each case, plus an applicable margin. With respect to the New Term Loan, from the Effective Date to, but excluding, the sixth month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.00% per annum and with respect to any Eurodollar loan will be 5.00% per annum. From the six- month anniversary of the Effective Date to, but excluding, the twelve-month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.50% per annum and with respect to any Eurodollar loan will be 5.50% per annum. From the twelve-month anniversary of the Effective Date and all times thereafter, the applicable margin with respect to any Base Rate loan will be 5.00% per annum and with respect to a Eurodollar loan will be 6.00% per annum.

The Borrower is required to make principal payments on the New Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing March 31, 2018. The New Term Loan will mature on April 12, 2019. The New Term Loan is guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the existing Loans under the Credit Agreement.

On January 12, 2018, the proceeds from the New Term Loan were used to finance the Repurchase for an aggregate purchase price of $9,100,000, plus accrued but unpaid dividends of $0.9 million, pursuant to the previously disclosed preferred stock purchase agreement, dated as of July 14, 2017, by and among the Company and 1347 Investors LLC (“1347 Investors”).

On March 21, 2018, the Company, LFS and LHLLC entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Third Amendment provides for an increase in the amount that may be drawn against the Credit Agreement Revolver  for the issuances of letters of credit from $5.0 million to $8.0 million, modifies the definition of EBITDA to include certain one-time costs and non-cash charges and joins the Company as a guarantor under the Credit Agreement and related loan documents.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures, as of December 31, 2017, although significant progress has been and continues to be made pursuant to the execution of management’s remediation plans (as discussed below), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to two material weaknesses (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 because of the material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this assessment, although progress continues to be made pursuant to the execution of Management’s Remediation Plans (as discussed below), management determined that, as of December 31, 2017, we had the following material weaknesses:

84

•

Our controls around contract administration and our work-in-process schedule did not operate effectively, thereby resulting in net favorable gross profit and pre-tax income adjustments totaling $566,000 for the year ended December 31, 2017. Specifically, in certain limited instances, our work-in-process schedule was not accounted for in accordance with related billing and other contractual terms and, in those instances, our review of the work-in-process schedule did not operate at a precision level sufficient to detect errors in project accounting. Additionally, we have not yet completed a full employee access level review of all of our financially significant accounting systems.

•

Although we have designed and implemented processes and internal controls over financial reporting relating to our job cost accruals, our personnel have not yet consistently executed such processes and related internal controls at the required precision level for us to conclude that the material weakness reported in our 2016 annual report on Form 10-K (the “2016 Form 10-K”) has been effectively remediated. In one instance, we did not identify that a significant accrual was already recorded in accounts payable. In other limited instances, amounts were improperly accrued for goods and services not received in the reporting period.  These instances resulted in net unfavorable gross profit and pre-tax income adjustments totaling $160,000 for the year ended December 31, 2017.

Management’s Remediation Progress and Plans

2016 Material Weaknesses

In our 2016 Form 10-K, we reported two material weaknesses in our internal control over financial reporting. During 2017, we developed and implemented plans, which remediated the previously reported material weakness related to (i) inadequate access review controls for employees who post journal entries, (ii) insufficient complement of accounting department personnel to account for complex or infrequent transactions and fully handle SEC reporting requirements, and (iii) review the work of third-party consultants, material agreements, journal entries with underlying support and medical claims incurred but not reported. In connection with this remediation, we hired additional personnel with relevant accounting experience, skills and knowledge. We reviewed and will continue to review our finance and accounting function to evaluate whether we have sufficient, appropriately trained and experienced personnel. We also implemented learning initiatives and other training programs to ensure that our personnel are appropriately trained and up-to-date on relevant rules and regulations. Furthermore, we engaged a “big four” accounting firm to assist us in accounting for complex or infrequent transactions and we segregated access control of those employees who prepare journal entries from those who review, approve and post journal entries to the general ledger. We also implemented reviews of third-party information on which we rely for debt valuations and financial reporting.

2017 Material Weaknesses

With reference to the newly identified contract administration and work-in-process schedule material weakness noted above, we plan to conduct additional training for branch personnel regarding the necessary precision level for the review of the work-in-process schedule and to ensure that the schedule is accounted for in accordance with related billing and other contractual terms. We also plan to implement appropriate corporate oversight and monitoring to ensure that projects are properly accounted for at each period-end date. In addition, we will complete a full employee access level review of our financially significant accounting systems.

As referenced above, our other material weakness was initially reported in our 2016 Form 10-K and has not yet been remediated. It pertains to our processes and internal controls related to accruing for all goods and services received at project sites (job costs), but not invoiced to us on a timely basis. During 2017, our new processes and controls in this area were not performed at the required precision level defined in the controls. During 2018, management plans to continue to refine its related processes and controls established in 2017. This is expected to include additional training of branch personnel with respect to the necessary precision level for review, as well as additional oversight and monitoring by corporate accounting personnel.

In light of the foregoing material weaknesses in internal control over financial reporting, we performed additional analyses at the branch and corporate levels to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

As we work to remediate our two current material weaknesses, management will take additional measures, as deemed appropriate, to strengthen our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes Oxley Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, we designed and implemented controls at both our corporate and branch locations and performed management testing to evaluate such controls and ensure that they were operating effectively as designed. Management’s related conclusions with respect to the effectiveness of these controls have been addressed above. There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s Code of Ethics, which covers all employees (including our executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on the Company’s website at http://ir.limbachinc.com/governance-docs, and copies are available to stockholders without charge upon written request to the Company (attention: General Counsel) at the Company’s principal executive offices. Any substantive amendment to the Code of Ethics or any waiver of the Code granted to our executive officers will be posted on the Company’s website at http://ir.limbachinc.com/ within five business days (and retained on the website for at least one year).

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) Documents filed as part of this Report

(1) Financial Statements. See “Index to Financial Statements” in Part II, Item 8 of this Form 10-K.

(2) Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3) Exhibits. The exhibits listed in the “Exhibits Index” are filed or incorporated by reference as part of this Form 10-K.

(b) Exhibits.

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated March 23, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (“Merger Agreement””) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 11, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 13, 2016).
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated July 18, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 18, 2016).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.2	Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.3	Certificate of Correction to Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 24, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.2	Warrant Agreement, dated as of July 15, 2014, by and between Continental Stock Transfer & Trust Company and 1347 Capital Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 21, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.4	Form of Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
4.5	Form of Additional Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
10.1	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 17, 2017).

10.2	Preferred Stock Repurchase Agreement, dated July 14, 2017, by and between 1347 Investors LLC and Limbach Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 17, 2017).
10.3	Form of Inaugural Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.4	Form of Long-Term Incentive (Ongoing) Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.5	Form of Restricted Stock Unit Agreement for Non-Executive Employees (Time-Vested) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.6	Form of Annual Restricted Stock Unit Agreement for Non-Employee Directors (Time-Vested) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.7	Second Amendment to Credit Agreement and Limited Waiver, dated January 12, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 12, 2018).
10.8	Third Amendment to Credit Agreement, dated March 21, 2018, by and among Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).
10.9	Assumption and Supplement to Security Agreement, dated March 21, 2018, by and between Limbach Holdings, Inc. and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 1-36541), filed with the SEC on July 26, 2016).
23.1	Consent of Crowe Horwath LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

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

Date: April 2, 2018

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

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	April 2, 2018
Charles A. Bacon III	(principal executive officer)

/s/ John T. Jordan, Jr.	Chief Financial Officer	April 2, 2018
John T. Jordan, Jr.	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	April 2, 2018
Gordon G. Pratt

/s/ Larry G. Swets, Jr	Director	April 2, 2018
Larry G. Swets, Jr

/s/ Michael F. McNally	Director	April 2, 2018
Michael F. McNally

/s/ David S. Gellman	Director	April 2, 2018
David S. Gellman

/s/ Norbert W. Young	Director	April 2, 2018
Norbert W. Young

