Form 10-Q
period 2018-03-31
Limbach Holdings, Inc.
filed 2018-05-15
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, there were 7,542,249 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$375	$626
Restricted cash	113	113
Accounts receivable, net	126,843	129,343
Costs and estimated earnings in excess of billings on uncompleted contracts	29,969	33,006
Other current assets	4,300	3,172
Total current assets	161,600	166,260

Property and equipment, net of accumulated depreciation of $8.8 million and $7.8 million at March 31, 2018 and December 31, 2017, respectively	18,320	17,918
Intangible assets, net	13,890	14,225
Goodwill	10,488	10,488
Deferred tax asset	4,707	3,664
Other assets	493	465
Total assets	$209,498	$213,020

LIABILITIES
Current liabilities
Current portion of long-term debt	$7,301	$6,358
Accounts payable, including retainage	62,077	67,438
Billings in excess of costs and estimated earnings on uncompleted contracts	31,181	28,543
Accrued income taxes	2,088	2,220
Accrued expenses and other current liabilities	26,528	30,925
Total current liabilities	129,175	135,484
Long-term debt	35,188	20,556
Other long-term liabilities	1,038	861
Total liabilities	165,401	156,901
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and 280,000 issued and outstanding at December 31, 2017, respectively ($7,853 redemption value at December 31, 2017)	-	7,959

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,542,249 issued and outstanding at March 31, 2018 and 7,504,133 at December 31, 2017	1	1
Additional paid-in capital	53,099	54,738
Accumulated deficit	(9,003)	(6,579)
Total stockholders’ equity	44,097	48,160
Total liabilities and stockholders’ equity	$209,498	$213,020

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2018	2017
Revenue	$120,549	$115,190
Cost of revenue	107,262	101,421
Gross profit	13,287	13,769
Operating expenses:
Selling, general and administrative expense	15,666	14,567
Amortization of intangibles	335	1,008
Total operating expenses	16,001	15,575
Operating loss	(2,714)	(1,806)
Other income (expenses):
Interest expense, net	(769)	(454)
Gain (loss) on disposition of property and equipment	16	(37)
Total other expenses	(753)	(491)
Loss before income taxes	(3,467)	(2,297)
Income tax benefit	(1,043)	(1,083)
Net loss	(2,424)	(1,214)
Dividends on cumulative redeemable convertible preferred stock	(113)	238
Premium paid on redemption of redeemable convertible preferred stock	2,219	-
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(4,530)	$(1,452)
Earnings Per Share (“EPS”)
Basic loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.60)	$(0.19)
Diluted loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.60)	$(0.19)
Weighted average number of shares outstanding:
Basic	7,541,422	7,454,491
Diluted	7,541,422	7,454,491

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)	-	(2,219)
Stock-based compensation	27,489	-	467	-	467
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(2,424)	(2,424)
Balance at March 31, 2018	7,542,249	$1	$53,099	$(9,003)	$44,097

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(2,424)	$(1,214)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,371	2,646
Allowance for doubtful accounts	20	266
Stock-based compensation expense	467	-
Amortization of debt issuance costs	68	45
Deferred income tax benefit	(1,043)	(1,083)
Accretion of preferred stock discount to redemption value	-	2
(Gain) loss on sale of property and equipment	(16)	37
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,481	6,231
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	3,037	2,237
(Increase) decrease in other current assets	(1,129)	(573)
(Increase) decrease in other assets	(210)	-
Increase (decrease) in accounts payable	(5,362)	(3,197)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,639	(5,075)
Increase (decrease) in accrued taxes	(134)	-
Increase (decrease) in accrued expenses and other current liabilities	(16)	(4,955)
Increase (decrease) in other long-term liabilities	177	(94)
Net cash used in operating activities	(74)	(4,727)
Cash flows from investing activities:
Proceeds from sale of property and equipment	71	7
Decrease (increase) in advances to joint ventures	1	-
Purchase of property and equipment	(775)	(630)
Net cash used in investing activities	(703)	(623)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	(4,299)	-
Payments on Credit Agreement term loan	(750)	(750)
Proceeds from Credit Agreement revolver	41,296	13,034
Payments on Credit Agreement revolver	(34,849)	(7,034)
Payments on term loan	-	(20)
Proceeds from Bridge Term Loan	10,000	-
Payments on Bridge Term Loan	(250)	-
Payments on financed insurance premium	-	(591)
Payments on capital leases	(475)	(404)
Convertible preferred stock redeemed	(9,191)	-
Convertible preferred stock dividends paid	(875)	-
Taxes paid related to net-share settlement of equity awards	(81)	-
Net cash provided by financing activities	526	4,235
Decrease in cash and cash equivalents	(251)	(1,115)
Cash and cash equivalents, beginning of period	626	7,406
Cash and cash equivalents, end of period	$375	$6,291
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$718	$393
Interest paid	$729	$409
Financed insurance premium	$-	$2,135

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company”) is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Condensed Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC.

We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, mission critical, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016, the Company consummated a business combination (“Business Combination”) whereby it acquired all of the outstanding equity of LHLLC. In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. (“1347 Capital”) to Limbach Holdings, Inc.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

Condensed Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and the Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of March 31, 2018, and its results of operations and its cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited financial statements filed with the SEC on April 2, 2018, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.

Revenues and Cost Recognition

Revenues from construction fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Contract revenue for long-term construction contracts is based upon management's estimate of contract values at completion, including revenue for additional work on which the contract value has not been finalized (claims and unapproved change orders) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

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

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the Condensed Consolidated Financial Statements arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Also included in costs and estimated earnings on uncompleted contracts are amounts the Company seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price, or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Company may involve negotiation and, in rare cases, litigation. Claims and unapproved change orders involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near term. Claims against the Company are recognized when a loss is considered probable and amounts are reasonably determinable. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenues recognized.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the effective date, issued by the FASB in August 2015, which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year beginning January 1, 2019, including interim periods within that reporting period. In the third quarter of 2017, we initiated a request for proposal to identify a firm to assist the Company in evaluating the impact of this new standard. During the first quarter of 2018, we selected our service provider and commenced a process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. We have made progress in reviewing our various types of revenue arrangements and expect to be substantially complete with such review in the second quarter of 2018. The guidance permits the use of one of two retrospective transition methods. We anticipate adopting the standard on January 1, 2019 using the modified retrospective method. The impact on our consolidated financial statements upon adoption of ASU 2014-09 will be determined in large part by the contracts in progress on our adoption date. As we have not yet concluded our review of the various types of revenue arrangements, we are unable to estimate the impact of this standard’s adoption on the Condensed Consolidated Financial Statements.

In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. These standards are effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. Management has not yet commenced its analysis of these standards and therefore cannot estimate the impact of their adoption on the Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. When adopted, this standard is expected to have no material impact on the Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The amendments in this update are to be applied prospectively on or after the effective date. Management is currently evaluating this standard to determine the impact on the Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this Update are to be applied on a prospective basis. Management expects to adopt this standard in the fourth quarter of 2018 when the Company performs its annual impairment testing. The adoption of this standard is expected to have no material impact on the Condensed Consolidated Financial Statements.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, the Company adopted the provisions of ASU 2017-09 and the adoption did not have an impact on the Condensed Consolidated Financial Statements.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accounts receivable	$100,675	$103,506
Retainage	26,404	26,070
Allowance for doubtful accounts	(236)	(233)
Accounts receivable, net	$126,843	$129,343

Note 5 – Contracts in Progress

(in thousands)	March 31, 2018	December 31, 2017
Revenue earned on uncompleted contracts	$571,474	$557,164
Less: Billings to date	(572,686)	(552,701)
Net underbilling (overbilling)	$(1,212)	4,463

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$29,969	$33,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,181)	(28,543)
Net underbilling (overbilling)	$(1,212)	$4,463

Accounts payable includes retainage due to subcontractors totaling $11.5 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively.

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

For the three months ended March 31, 2018, we recorded revisions in our contract estimates for five construction projects resulting in gross profit write downs totaling $3.7 million, as well as a single service project write down totaling $0.9 million. The Company is evaluating potential recovery options for some of the write downs recognized in the three months ended March 31, 2018, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in our contract estimates on four construction projects resulting in gross profit write ups totaling $1.5 million for the three months ended March 31, 2018.

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,466)	$364
Customer Relationships – Service	4,710	(1,558)	3,152
Favorable Leasehold Interests	530	(116)	414
Total amortized intangible assets	10,070	(6,140)	3,930
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(6,140)	$13,890
Goodwill	$10,488	$-	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,347)	$483
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,359)	3,351
Favorable Leasehold Interests	530	(99)	431
Total amortized intangible assets	10,950	(6,685)	4,265
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(6,685)	$14,225
Goodwill	$10,488	$-	$10,488

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

Total amortization expense for these amortizable intangible assets was $0.3 million for the three months ended March 31, 2018 and $1.0 million for the three months ended March 31, 2017. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during the three months ended March 31, 2018 or March 31, 2017.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2018	December 31, 2017
Credit Agreement – revolver	$12,105	$5,658
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through 2019	9,750	-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through 2021	16,885	17,635
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.9% to 5.3% through 2022	4,073	3,830
Total debt	42,813	27,123
Less - Current portion	(7,301)	(6,358)
Less - Debt issuance costs	(324)	(209)
Long-term debt	$35,188	$20,556

Credit Agreement

In 2016, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”), entered into a new senior credit facility with multiple lenders (the “Credit Agreement”). The Credit Agreement consists of a $25.0 million revolving line of credit and a $24.0 million term loan, both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan are due quarterly through June 30, 2018. Principal payments of $900,000 are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At March 31, 2018, the interest rates in effect were 5.75% on the Credit Agreement term loan, 7.5% on the Credit Agreement Revolver and 7.0% on the Bridge Term Loan (as defined below).

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company was required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). The Company is required to remit an excess cash flow payment of $1.2 million, due and payable to the lenders on or before May 1, 2018. This amount was classified as current portion of long-term debt at March 31, 2018 and December 31, 2017. The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

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

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C issuer. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10,000,000 (the “Bridge Term Loan”) to be used for the purpose of financing the repurchase (the “Repurchase”) of all of the Company’s remaining 280,000 shares of Class A Preferred Stock, including accrued but unpaid dividends, and the payment of certain fees and expenses associated therewith. The proceeds from the Bridge Term Loan were used to finance the Repurchase for an aggregate purchase price of $10.0 million, including accrued but unpaid dividends of $0.9 million, pursuant to the previously disclosed preferred stock purchase agreement, dated as of July 14, 2017, by and among the Company and 1347 Investors LLC (“1347 Investors”).

Loans under the Credit Agreement bear interest, at the Borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a base rate (“Base Rate”), in each case, plus an applicable margin. With respect to the Bridge Term Loan, from January 12, 2018 to, but excluding, the sixth month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.00% per annum and with respect to any Eurodollar loan will be 5.00% per annum. From the six-month anniversary of January 12, 2018 to, but excluding, the 12-month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.50% per annum and with respect to any Eurodollar loan will be 5.50% per annum. From the 12-month anniversary of January 12, 2018 and all times thereafter, the applicable margin with respect to any Base Rate loan will be 5.00% per annum and with respect to a Eurodollar loan will be 6.00% per annum.

The Borrower is required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing March 31, 2018. The Bridge Term Loan will mature on April 12, 2019. The Bridge Term Loan is guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the existing Loans under the Credit Agreement.

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

The Credit Agreement requires that the Company comply with certain financial performance covenants including the following: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.25 (1.15 at June 30, 2018) and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. As of March 31, 2018, the Company’s senior leverage ratio was 3.01, which exceeded the maximum of 2.75, and its fixed charge coverage ratio was 1.33. The lender has waived the event of default arising from this noncompliance as of March 31, 2018 and lowered the fixed charge coverage ratio for June 30, 2018, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with these covenants in future quarters. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity.

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

The Company had $9.3 million of availability under its revolving credit facility at March 31, 2018.

Note 8 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At March 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). At December 31, 2017, the Company had outstanding warrants exercisable for 4,659,472 shares of common stock.

The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC. On January 8, 2018, the Company issued 10,627 shares of common stock in connection with the cashless exercise of 49,604 Additional Merger Warrants and 33,069 Merger Warrants.

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At March 31, 2018 and December 31, 2017, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019. Each UPO consists of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 438,800 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. See Note 17 – Management Incentive Plans.

Note 9 – Cumulative Redeemable Convertible Preferred Stock

In connection with the Business Combination, the Company issued 400,000 shares of Class A preferred stock (the “Preferred Stock”) on July 20, 2016. Each share of Preferred Stock was convertible (at the holder’s election) into two shares of the Company’s common stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), representing a conversion price of $12.50 per share; provided, that such conversion was in compliance with Nasdaq’s listing requirements. The Preferred Stock ranked senior to all classes and series of outstanding capital stock. The Company agreed to not issue any other shares of capital stock that ranked senior or pari passu to the Preferred Stock while the Preferred Stock was outstanding, unless at least 30% of the proceeds from such issuance were used to redeem Preferred Stock. The holders of the Preferred Stock were, in priority to any other class or series of capital stock, entitled to receive, as and when declared by the board of directors fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three from issuance; (ii) 10% per annum in years four through five from issuance; and (iii) 12% per annum thereafter, payable in equal quarterly installments. Dividends on outstanding Preferred Stock accrued day to day from the date of issuance of the Preferred Stock. No dividends in excess of the accrued and unpaid preferred yield in respect of the Preferred Stock were permitted.

On July 14, 2017, the Company entered into a preferred stock repurchase agreement (the “Preferred Stock Repurchase Agreement”) with 1347 Investors pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Preferred Stock for an aggregate sum of $4.1 million in cash, (b) for a period of six months after such repurchase, the Company had the right to repurchase from 1347 Investors, in one or more transactions, all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors would not, with respect to the 509,500 shares of common stock held in escrow pursuant to its current lock-up arrangement that expired on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration through October 20, 2017.

This repurchase was funded through permitted borrowings under the Company’s revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

As discussed in Note 7 – Debt, on January 12, 2018, the Company exercised its repurchase right with respect to the remaining 280,000 shares of Preferred Stock using the proceeds from the Bridge Term Loan for an aggregate purchase price of $10.0 million, including a $2.2 million premium and accrued but unpaid dividends of $0.9 million, pursuant to the previously disclosed preferred stock purchase agreement, dated as of July 14, 2017, by and among the Company and 1347 Investors. The Company has retired the repurchased shares.

Note 10 – Fair Value Measurements

The Company measures the fair value of financial assets and liabilities in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date;

•	Level 2 — inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities; and

•	Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the Credit Agreement term loan approximates its fair value due to the variable rate on such debt. As of March 31, 2018, the Company determined the fair value of its Credit Agreement term loan at $16.9 million, its Credit Agreement Revolver loan at $12.1 million and Bridge Term Loan at $9.8 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, unit purchase options (“UPOs”) and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended
(in thousands, except per share amounts)	March 31, 2018	March 31, 2017
EPS numerator:
Net loss	$(2,424)	$(1,214)
Less: Premium paid on redemption of redeemable convertible preferred stock	2,219	-
Less: Dividends on cumulative redeemable convertible preferred stock	(113)	238
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(4,530)	$(1,452)

EPS denominator:
Weighted average shares outstanding – basic	7,541	7,455
Weighted average shares outstanding – diluted	7,541	7,455

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.60)	$(0.19)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.60)	$(0.19)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Warrants (See Note 8)	387,437	680,607
Class A Preferred stock (See Note 9)	68,444	800,000
Stock-based compensation (See Note 17)	46,948	-
UPOs (See Note 8)	5,176	6,913
Total	508,005	1,487,520

Note 12 – Income Taxes

The Company is taxed as a C corporation.

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate and consists of the following:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Deferred income tax benefit
U.S. Federal	(759)	(887)
State and local	(284)	(196)
Total deferred income tax benefit	(1,043)	(1,083)
Income tax benefit	$(1,043)	$(1,083)

No current tax provision (benefit) was recorded for the three month periods ended March 31, 2018 and 2017. No valuation allowance was required as of March 31, 2018 or December 31, 2017.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of March 31, 2018 or December 31, 2017. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of March 31, 2018 and December 31, 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Federal statutory income tax rate	21.0%	34.0%
State income taxes, net of federal tax effect	5.5%	4.6%
Nondeductible/nontaxable items	4.5%	4.1%
Tax credits	(0.9)%	-
Effective tax rate	30.1%	42.7%

Note 13 – Operating Segments

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017
Statement of Operations Data:
Revenue:
Construction	$96,810	$91,465
Service	23,739	23,725
Total revenue	120,549	115,190

Gross profit:
Construction	9,271	8,949
Service	4,016	4,820
Total gross profit	13,287	13,769

Selling, general and administrative expenses:
Construction	7,866	7,281
Service	4,019	3,451
Corporate	3,781	3,835
Total selling, general and administrative expenses	15,666	14,567
Amortization of intangibles	335	1,008
Operating loss	$(2,714)	$(1,806)

Operating loss for reportable segments	$(2,714)	$(1,806)
Less unallocated amounts:
Interest expense, net	769	454
(Gain) loss on sale of property and equipment	(16)	37
Total unallocated amounts	753	491
Total consolidated loss before income taxes	$(3,467)	$(2,297)

Other Data:
Depreciation and amortization:
Construction	$666	$978
Service	180	489
Corporate	525	1,179
Total other data	$1,371	$2,646

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.0 million and $0.9 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

During the first quarter of 2018, the court granted plaintiffs’ motion to amend their complaint to add claims for punitive damages against LFS and Harper. The amount of punitive damages, if awarded, could be material. The Company intends to vigorously oppose the claims for punitive damages and will file an appeal after trial if punitive damages are awarded. Based on the existence of several significant uncertainties related to punitive damages, the Company cannot currently predict an outcome in this matter and is unable to reasonably estimate a range of loss at this time.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2018, the Company had approximately $86.0 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

Note 15 – Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $2.8 million maximum aggregate deductible loss limit per year.

The components of the self-insurance liability as of March 31, 2018 and December 31, 2017 are as follows:

(in thousands)	As of March 31, 2018	As of December 31, 2017
Current liability — workers' compensation and general liability	$392	$408
Current liability — medical and dental	506	508
Non-current liability	569	412
Total liability shown in Accrued expenses and other liabilities	$1,467	$1,328
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At March 31, 2018 and December 31, 2017, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $413.9 million and $426.7 million, respectively. In addition, Service backlog as of March 31, 2018 and December 31, 2017 was $38.6 million and $34.7 million, respectively.

Note 17 – Management Incentive Plans

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. The Company has reserved 800,000 shares of its common stock for issuance under the 2016 Plan, as may be adjusted for stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with an event determined to constitute a change in control, the plan administrator may accelerate the vesting of awards previously granted. All awards are made in the form of shares only.

Service-Based Awards

In 2017, the Company granted 226,867 service-based RSUs to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the quarter ended March 31, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	176,965	$13.25
Granted	-	-
Vested	(26,422)	13.25
Forfeited	(2,667)	13.25
Unvested at March 31, 2018	147,876	$13.25

Performance-Based Awards

In 2017, the Company granted 66,500 performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2016 Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the quarter ended March 31, 2018, the Company did not recognize any stock-based compensation expense related to these awards.

The following table summarizes our PRSU activity for the quarter ended March 31, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	66,500	$13.25
Granted	-	-
Vested	-	-
Forfeited	(2,000)	13.25
Unvested at March 31, 2018	64,500	$13.25

Market-Based Awards

In 2017, the Company granted 146,500 market-based RSUs (“MRSUs”) to its executives and certain employees under the 2016 Plan.

The following table summarizes our MRSU activity for the quarter ended March 31, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	146,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(2,000)	6.58
Unvested at March 31, 2018	144,500	$6.58

Total recognized stock-based compensation expense amounted to $0.5 million for the quarter ended March 31, 2018. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $1.8 million at March 31, 2018. These costs are expected to be recognized over a weighted average period of 1.59 years.

Note 18 – Subsequent Events

In April 2018, the Company granted 60,000 service-based RSUs and 60,000 performance-based RSUs to certain employees and executives, and 17,067 service-based RSUs to the Company's non-employee directors, under the Limbach Holdings, Inc. Omnibus Incentive Plan.

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amends the existing covenants to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the amendment requires a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ending June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 2, 2018. We assume no obligation to update any of these forward-looking statements.

Overview

We are an industry-leading commercial specialty contractor in the areas of HVAC, plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide facility maintenance or services primarily on HVAC, plumbing or electrical systems. Our branches and corporate headquarters are located in the United States.

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

Amortization of Intangibles

Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including Construction and Service backlogs, customer relationships – service and favorable leasehold interests.

Other Income/Expense, Net

Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income and gains and losses on the sale of property and equipment. Deferred financing costs are amortized to interest expense using the effective interest method.

Provision for Income Taxes

The Company is taxed as a C corporation. Our financial results include the effects of federal income taxes which are paid at the parent level.

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

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s Chief Operating Decision Makers (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. Our chief operating decision makers are our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The CODM evaluates performance and allocates resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends, if any.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service Reportable segment. All transactions between segments are eliminated in consolidation. Our corporate department provides general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll, corporate marketing, corporate depreciation and amortization, consulting, and accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 13 – Operating Segments in the Notes to Condensed Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Comparison of Results of Operations for the three months ended March 31, 2018 and March 31, 2017

The following table presents operating results for the three months ended March 31, 2018 and March 31, 2017 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended March 31,
	2018			2017
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$96,810	80.3%		$91,465	79.4%
Service	23,739	19.7%		23,725	20.6%
Total revenue	120,549	100.0%		115,190	100.0%

Gross profit:
Construction	9,271	9.6	%(1)	8,949	9.7	%(1)
Service	4,016	16.9	%(2)	4,820	20.3	%(2)
Total gross profit	13,287	11.0%		13,769	11.9%

Selling, general and administrative:
Construction	7,866	8.1	%(1)	7,281	6.3	%(1)
Service	4,019	16.9	%(2)	3,451	3.0	%(2)
Corporate	3,781	3.1	%(3)	3,835	3.3	%(3)
Total selling, general and administrative expenses	15,666	13.0%		14,567	12.6%

Amortization of intangibles (Corporate)	335	0.3%		1,008	0.9%

Operating income (loss):
Construction	1,405	1.5	%(1)	1,668	1.8	%(1)
Service	(3)	0.0	%(2)	1,369	5.7	%(2)
Corporate	(4,116)	-		(4,843)	-
Total operating income (loss)	(2,714)	(2.3)%		(1,806)	(0.2)%

Other expenses (Corporate)	(753)	(0.6)%		(491)	(0.4)%
Loss before provision for income taxes	(3,467)	(2.9)%		(2,297)	(1.9)%
Income tax benefit	(1,043)	(0.9)%		(1,083)	(0.9)%
Net loss	$(2,424)	$(2.0)%		$(1,214)	$(1.0)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended March 31,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	96,810	91,465	5,345	5.8%
Service	23,739	23,725	14	0.0%
Total revenue	120,549	115,190	5,359	4.7%

Revenue for the three months ended March 31, 2018 increased by $5.4 million compared to the revenue generated for the three months ended March 31, 2017. Construction revenue increased by $5.3 million, or 5.8%, and Service revenue increased by a negligible amount. The increase in Construction revenue was primarily driven by revenue increases at the Mid-Atlantic, New England, Southern California and Eastern Pennsylvania regions, as partially offset by decreases in Michigan and the Western Pennsylvania region. The slight increase in Service revenue resulted primarily from the growth in Mid-Atlantic and Eastern Pennsylvania that were more than offset by revenue decreases in the Michigan and New England regions, primarily due to two projects that were completed since the first quarter of 2017. Maintenance contract revenue, a component of service revenue, was $3.3 million and $3.1 million for the three months ended March 31, 2018 and March 31, 2017, respectively, an increase of $0.2 million or 6.5%.

Gross Profit

	Three months ended March 31,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	9,271	8,949	322	3.6%
Service	4,016	4,820	(804)	(16.7)%
Total gross profit	13,287	13,769	(482)	(3.5)%
Total gross profit as a percentage of consolidated total revenue	11.0%	11.9%

Our gross profit decreased by $0.5 million for the three months ended March 31, 2018 down from $13.8 million for the three months ended March 31, 2017. Construction gross profit increased $0.3 million or 3.6%. Service gross profit decreased $0.8 million, or 16.7%. The total gross profit percentage decreased slightly from 11.9% for the three months ended March 31, 2017 to 11.0% for the same period ended in 2018, mainly driven by revisions in contract estimates resulting in gross profit write downs.

For the three months ended March 31, 2018, we recorded revisions in contract estimates for five construction projects resulting in gross profit write downs totaling $3.7 million, as well as a single service project write down totaling $0.9 million. We have undertaken extensive internal reviews by personnel not assigned to these projects, employed outside consultants and are considering potential recovery remedies which will likely not be realized until 2019, if at all. The Company is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in our contract estimates on four construction projects resulting in gross profit write ups totaling $1.5 million for the three months ended March 31, 2018.

Selling, General and Administrative Expenses

	Three months ended March 31,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	7,866	7,281	585	8.0%
Service	4,019	3,451	568	16.5%
Corporate	3,781	3,835	(54)	(1.4)%
Total selling, general and administrative expenses	15,666	14,567	1,099	7.5%

Selling, general and administrative expenses as a percentage of consolidated total revenue	13.0%	12.6%

Our selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2018 increased by approximately $1.1 million to $15.7 million compared to $14.6 million for the three months ended March 31, 2017. For the first quarter of 2018, Corporate SG&A expense included $0.5 million of stock-based compensation expense associated with restricted stock units that were granted during the third quarter of 2017. For the three months ended March 31, 2018, we incurred $1.2 million of incremental combined segment-related SG&A expense due to $1.4 million in higher salary and benefits costs related to new hires at several branches, as partially offset by the absence of $0.2 million in bad debt expense related to a bankrupt customer during the three months ended March 31, 2017. Selling, general and administrative expenses as a percentage of revenues were 13.0% for the three months ended March 31, 2018 and 12.6% for the three months ended March 31, 2017.

Amortization of Intangibles

	Three months ended March 31,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	335	1,008	(673)	(66.8)%

Total amortization expense for the amortizable intangible assets was $0.3 million for the three months ended March 31, 2018 and $1.0 million for the three months ended March 31, 2017. Of this first quarter 2018 decrease, $0.6 million is attributable to the combination of the Backlog – Service intangible asset becoming fully amortized in 2017 and amortization on the Backlog – Construction asset being $0.4 million lower for the first quarter of 2018.

Other Expenses

	Three months ended March 31,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(769)	(454)	315	69.3%
Gain (loss) on disposition of property and equipment	16	(37)	(53)	(143.2)%
Total other expenses	(753)	(491)	262	53.3%

Other expenses, primarily interest expense, were $0.8 million for the three months ended March 31, 2018 and $0.5 million for the three months ended March 31, 2017. The 2018 interest increase is due to the Company’s higher borrowed position on its Credit Agreement Revolver and its addition of the Bridge Term Loan totaling $10.0 million during the first quarter of 2018 in comparison to the first quarter of 2017.

Provision for Income Taxes

The Company had no current state and local income tax provision (benefit) for the three month periods ended March 31, 2018 and 2017. Deferred income tax benefit totaled $1.0 million for the three months ended March 31, 2018 and $1.1 million for the three months ended March 31, 2017. The effective tax rate was approximately 30.1% for the three months ended March 31, 2018 compared to approximately 42.7% for the three months ended March 31, 2017. This decrease was primarily due to the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) signed into law on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog at March 31, 2018 was $413.9 million compared to $426.7 million at December 31, 2017. Although new construction contract awards in the first quarter of 2018 fell below that segment’s backlog burned, we foresee 2018 construction backlog additions in connection with design build/design assist projects for which we only included the engineering portion of these projects in backlog at March 31, 2018 and December 31, 2017. In addition, Service backlog as of March 31, 2018 was $38.6 million compared to $34.7 million at December 31, 2017. Of the total backlog at March 31, 2018, we expect to recognize approximately $291.0 million by the end of 2018.

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

Liquidity and Capital Resources

Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks.

The following table presents summary cash flow information for the periods indicated:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$(74)	$(4,727)
Investing activities	(703)	(623)
Financing activities	526	4,235
Net decrease in cash and cash equivalents	$(251)	$(1,115)

Property and equipment financed with capital leases	$718	$393
Interest paid	729	409
Financed insurance premium	-	2,135

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2018, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of March 31, 2018	As of December 31, 2017
Current assets	$161,600	$166,260
Current liabilities	(129,175)	(135,484)

Net working capital	$32,425	$30,776
Current ratio*	1.25	1.23

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $0.1 million for the three months ended March 31, 2018 and $4.7 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, the key drivers of the improvement in cash used in operating activities were decreases of $2.5 million in accounts receivable and $3.0 million in costs and estimated earnings in excess of billings (i.e., underbillings) and an increase in billings in excess of costs and estimated earnings (i.e. overbillings) of $2.6 million, as partially offset by a decrease in accounts payable of $5.4 million. The changes in underbillings and overbillings were primarily due to new construction projects progressing and project progress allowing for additional billings for both work in progress and work completed.

For the three months ended March 31, 2017, the key drivers of the $4.7 million of cash used in operating activities were a $6.2 million decrease in net receivables, as offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, or overbillings, of $5.1 million. The decrease in overbillings was primarily due to new construction projects with underbilled balances, each of which had no prior balance, offset by several overbilled projects, some of which had no prior balance. Additionally, accrued expenses and other liabilities decreased by $5.0 million during the first quarter of 2017, due primarily to a $4.3 million decrease in the bonus and commission accrual resulting from 2016 bonus payments made during the first quarter of 2017 and a decrease of $0.8 million in accrued job costs offset by a $0.4 million increase in accrued payroll and related liabilities due to increased personnel costs.

Non-cash charges for depreciation and amortization decreased to $1.4 million for the three months ended March 31, 2018 down from $2.6 million for the three months ended March 31, 2017, due primarily to accelerated amortization on certain intangible assets acquired as part of the 2016 acquisition of LHLLC.

Cash Flows Used in Investing Activities

Cash flows used in investing activities for the three months ended March 31, 2018 were $0.7 million and $0.6 million for the three months ended March 31, 2017. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $0.5 million for the three months ended March 31, 2018 and $4.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018 we borrowed $41.3 million and repaid a total of $34.8 million on the Credit Agreement revolving facility, and borrowed $10.0 million in the form of a Bridge Term Loan which was used to redeem the remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $0.3 million of the Bridge Term Loan, made repayments of $0.8 million on the Credit Agreement term loan and made capital lease payments of $0.4 million. During the three months ended March 31, 2018, the Company’s bank overdraft decreased by $4.3 million, representing a decrease in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

For the three months ended March 31, 2017, we received proceeds from the Credit Agreement revolving facility of $13.0 million, offset by $7.0 million in repayments. During this period, we made payments of $0.8 million on our term loan, $0.4 million on capital lease payments and $0.6 million on financed insurance premiums.

Debt and Other Obligations

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10,000,000 (the “Bridge Term Loan”), the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock.

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

At March 31, 2018, the Company had total irrevocable letters of credit in the amount of $3.6 million under its self-insurance program as compared to $3.5 million at December 31, 2017.

The Credit Agreement requires that the Company comply with certain financial performance covenants including: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.25 (1.15 at June 30, 2018) and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. As of March 31, 2018, the Company’s senior leverage ratio was 3.01, which exceeded the maximum of 2.75 under the Credit Agreement. This was mainly caused by project write downs coupled with customer payments that were expected before March 31, 2018 but not received until the early part of April 2018, thereby causing the Company to draw on its revolving line of credit more than forecasted at quarter end. The Company’s fixed charge ratio coverage ratio was 1.33 as of March 31, 2018. The lender has waived the event of default arising from the noncompliance as of March 31, 2018 and lowered the fixed charge coverage ratio for June 30, 2018, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with this covenant in future quarters. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity.

The following table reflects our available funding capacity as of March 31, 2018:

(in thousands)
Cash & cash equivalents		$375
Credit agreement:
Revolving credit facility	$12,895
Outstanding letters of credit	(3,565)
Net credit agreement capacity available		9,330
Total available funding capacity		$9,705

Cash Flow Summary

Management continues to devote additional resources to its collection efforts and expects this operating cash flow trend to reverse and improve as new projects mature, retention is collected on completed projects, and profits increase. Management further expects that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.

We believe our current cash and cash equivalents of $0.4 million as of March 31, 2018, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our Credit Agreement (pursuant to which we had $9.3 million of availability as of March 31, 2018) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of March 31, 2018, the Company had approximately $86.0 million in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

The components of the self-insurance liability are reflected below as of March 31, 2018 and December 31, 2017:

(in thousands)	As of March 31, 2018	As of December 31, 2017
Current liability – workers’ compensation and general liability	$392	$408
Current liability – medical and dental	506	508
Non-current liability	569	412
Total liability	$1,467	$1,328
Restricted cash	$113	$113

The restricted cash balance represents cash set aside for the funding of workers’ compensation and general liability insurance claims. This amount is replenished when depleted, or at the beginning of each month.

Multiemployer Pension Plans

We participate in approximately 40 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by us may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to two material weaknesses in our financial reporting which were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 and which were related to 1) contract administration and review of our work-in-process schedule (including a full employee access level review of our financially significant accounting systems), and 2) the execution of controls related to our job cost accruals.

The Company is committed to remediating the underlying causes of these material weaknesses by implementing improvements to our controls and procedures. In addressing the material weaknesses, the Company, with the oversight of senior management and assistance from external consultants, implemented the following steps to improve internal controls over contract administration and review of the work-in-process schedule:

•	Began training for branch personnel regarding the necessary precision level for the review of the work-in-process schedule;

•	Implemented corporate oversight and monitoring to ensure that projects having unique claim, back charge and incentive conditions are properly accounted for at each period-end date; and

•	Identified key modules of our financially significant accounting systems for purposes of conducting a full employee access level review.

With respect to the material weakness related to the execution of job cost accrual controls, management performed the following:

•	Refined the Company’s related processes and controls relative to job cost accruals;

•	Conducted additional training of branch financial management personnel; and

•	Completed additional testing of amounts accrued by branch personnel, including appropriate testing for both inclusion in/exclusion from the reported accruals at period-end.

Changes in Internal Control over Financial Reporting

Except with respect to certain enhancements discussed immediately above, there has been no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes to our legal proceedings previously disclosed in Part I, Item 3 of our 2017 Annual Report on Form 10-K.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amends the existing covenants to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the amendment requires a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ending June 30, 2018.

Item 6. Exhibits

Exhibit	Description
10.1	Amended and Restated Registration Rights Agreement, dated as of July 20, 2016, by and among the Company and the parties named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.2	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2016).
10.3	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 17, 2017).
10.4	Credit Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, Fifth Third Bank, The PrivateBank and Trust Company and Wheaton Bank & Trust Company, a subsidiary of Wintrust Financial Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.5	Second Amendment to Credit Agreement and Limited Waiver, dated January 12, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 12, 2018).
10.6	Third Amendment to Credit Agreement, dated March 21, 2018, by and among Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).
10.7	Security Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the other debtors party thereto and Fifth Third Bank (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).

10.8	Copyright Collateral Agreement, dated as of July 20, 2016, by and between the Company and Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.9	Assumption and Supplement to Security Agreement, dated March 21, 2018, by and between Limbach Holdings, Inc. and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).
10.10	Limbach Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4 (File No. 333-210772) filed with the U.S. Securities and Exchange Commission on June 16, 2016).
10.11*	Form of Inaugural Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.12*	Form of Long-Term Incentive (Ongoing) Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.13*	Form of Restricted Stock Unit Agreement for Non-Executive Employees (Time-Vested) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.14*	Form of Annual Restricted Stock Unit Agreement for Non-Employee Directors (Time-Vested) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.15*	Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
10.16*	Offer Letter, dated March 18, 2015, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-214838) filed with the U.S. Securities and Exchange Commission on November 30, 2016).
10.17*	Promotion Letter, dated April 24, 2015, by and between the Company and Kristopher Thorne (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-214838) filed with the U.S. Securities and Exchange Commission on November 30, 2016).
10.18*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.19	Fourth Amendment to Credit Agreement, dated May 15, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

* Management contract of compensatory plan or arrangement.

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

Date: May 15, 2018

