Form 10-Q
period 2018-06-30
Limbach Holdings, Inc.
filed 2018-08-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36541

LIMBACH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware, USA	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Waterfront Place, Suite 201 Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)

1-412-359-2100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T K (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2018, there were 7,590,778 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

2

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$256	$626
Restricted cash	113	113
Accounts receivable, net	137,357	129,343
Costs and estimated earnings in excess of billings on uncompleted contracts	32,723	33,006
Other current assets	4,566	3,172
Total current assets	175,015	166,260

Property and equipment, net of accumulated depreciation of $9.8 million and $7.8 million at June 30, 2018 and December 31, 2017, respectively	19,349	17,918
Intangible assets, net	13,554	14,225
Goodwill	10,488	10,488
Deferred tax asset	4,415	3,664
Other assets	490	465
Total assets	$223,311	$213,020

LIABILITIES
Current liabilities
Current portion of long-term debt	$13,479	$6,358
Accounts payable, including retainage	61,422	67,438
Billings in excess of costs and estimated earnings on uncompleted contracts	43,950	28,543
Accrued income taxes	-	2,220
Accrued expenses and other current liabilities	36,821	30,925
Total current liabilities	155,672	135,484
Long-term debt	21,063	20,556
Other long-term liabilities	1,116	861
Total liabilities	177,851	156,901
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and 280,000 issued and outstanding at December 31, 2017 ($7,853 redemption value at December 31, 2017)	-	7,959

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,542,249 issued and outstanding at June 30, 2018 and 7,504,133 at December 31, 2017	1	1
Additional paid-in capital	53,753	54,738
Accumulated deficit	(8,294)	(6,579)
Total stockholders’ equity	45,460	48,160
Total liabilities and stockholders’ equity	$223,311	$213,020

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenue	$139,531	$117,838	$260,080	$233,028
Cost of revenue	123,733	102,300	230,995	203,722
Gross profit	15,798	15,538	29,085	29,306
Operating expenses:
Selling, general and administrative expenses	13,685	12,787	29,351	27,353
Amortization of intangibles	336	1,016	671	2,024
Total operating expenses	14,021	13,803	30,022	29,377
Operating income (loss)	1,777	1,735	(937)	(71)
Other income (expenses):
Interest expense, net	(799)	(563)	(1,568)	(1,017)
Gain (loss) on disposition of property and equipment	24	(99)	40	(136)
Total other expenses	(775)	(662)	(1,528)	(1,153)
Income (loss) before income taxes	1,002	1,073	(2,465)	(1,224)
Income tax provision (benefit)	293	404	(750)	(679)
Net income (loss)	709	669	(1,715)	(545)
Dividends on cumulative redeemable convertible preferred stock	-	244	(113)	482
Premium paid on redemption of redeemable convertible preferred stock	-	-	2,219	-
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$709	$425	$(3,821)	$(1,027)
Earnings Per Share (“EPS”)
Basic earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.09	$0.06	$(0.51)	$(0.14)
Diluted earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.09	$0.05	$(0.51)	$(0.14)
Weighted average number of shares outstanding:
Basic	7,542,503	7,454,564	7,541,965	7,454,528
Diluted	7,807,768	7,795,484	7,541,965	7,454,528

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)	-	(2,219)
Stock-based compensation	27,489	-	1,121	-	1,121
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(1,715)	(1,715)
Balance at June 30, 2018	7,542,249	$1	$53,753	$(8,294)	$45,460

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(1,715)	$(545)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,798	5,359
Provision for doubtful accounts	47	245
Stock-based compensation expense	1,121	-
Amortization of debt issuance costs	144	90
Deferred income tax benefit	(750)	(679)
Accretion of preferred stock discount to redemption value	-	4
(Gain) loss on sale of property and equipment	(40)	136
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,060)	11,218
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	283	1,840
(Increase) decrease in other current assets	(1,394)	(72)
(Increase) decrease in other assets	(289)	-
Increase (decrease) in accounts payable	(6,017)	(11,201)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	15,407	(8,987)
Increase (decrease) in accrued taxes	(2,222)	-
Increase (decrease) in accrued expenses and other current liabilities	1,112	2,789
Increase (decrease) in other long-term liabilities	255	97
Net cash provided by operating activities	680	294
Cash flows from investing activities:
Proceeds from sale of property and equipment	123	7
Purchase of property and equipment	(2,117)	(1,656)
Net cash used in investing activities	(1,994)	(1,649)
Cash flows from financing activities:
Increase in bank overdrafts	4,869	-
Payments on Credit Agreement term loan	(1,500)	(3,365)
Proceeds from Credit Agreement revolver	67,039	44,553
Payments on Credit Agreement revolver	(66,594)	(44,553)
Payments on term loan	-	(33)
Proceeds from Bridge Term Loan	10,000	-
Payments on Bridge Term Loan	(1,764)	-
Payments on financed insurance premium	-	(1,164)
Payments on capital leases	(957)	(804)
Convertible preferred stock redeemed	(9,191)	-
Convertible preferred stock dividends paid	(875)	-
Taxes paid related to net-share settlement of equity awards	(83)	-
Net cash provided by (used in) financing activities	944	(5,366)
Decrease in cash and cash equivalents	(370)	(6,721)
Cash and cash equivalents, beginning of period	626	7,406
Cash and cash equivalents, end of period	$256	$685
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,521	$718
Interest paid	$1,184	$927
Financed insurance premium	$-	$2,135

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company” or “we”) is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Condensed Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC (“LFS”), Limbach Company LLC, Limbach Company LP, Harper Limbach LLC (“Harper”) and Harper Limbach Construction LLC.

We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company’s customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, mission critical, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended, declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP.

In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of June 30, 2018, and its results of operations and its cash flows for the three and six months ended June 30, 2018. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited financial statements filed with the SEC on April 2, 2018, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.

Revenues and Cost Recognition

Revenues from construction fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Contract revenue for long-term construction contracts is based upon management’s estimate of contract values at completion, including revenue for additional work on which the contract value has not been finalized (claims and unapproved change orders) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

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

There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period of typically one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work performed on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period and, accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenues derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the effective date, issued by the FASB in August 2015,” which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year beginning January 1, 2019, including interim periods within that reporting period. In the third quarter of 2017, we initiated a request for proposal to identify a firm to assist the Company in evaluating the impact of this new standard. During the first quarter of 2018, we selected our service provider and commenced a process to evaluate the impact of the new pronouncement on our contracts, including identifying potential differences that would result from applying the requirements of the new guidance. We have made progress in reviewing our various types of revenue arrangements and expect to be substantially complete with such review in the third quarter of 2018. The guidance permits the use of one of two retrospective transition methods. We anticipate adopting the standard on January 1, 2019, using the modified retrospective method. The impact on our consolidated financial statements upon adoption of ASU 2014-09 will be determined in large part by the contracts in progress on our adoption date. As we have not yet concluded our review of the various types of revenue arrangements, we are unable to estimate the impact of this standard’s adoption on the Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” intended to reduce costs and ease implementation of the leases standard for financial statement preparers by providing a new transition method and a practical expedient for separating components of a contract. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. These standards are effective for annual periods beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Earlier application is permitted. Management has not yet commenced its analysis of these standards and therefore cannot estimate the impact of their adoption on the Condensed Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. When adopted, this standard is expected to have no material impact on the Condensed Consolidated Financial Statements. We anticipate adopting this standard in the first quarter of 2019.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update are to be applied on a prospective basis. Management expects to adopt this standard in the fourth quarter of 2018 when the Company performs its annual impairment testing. The adoption of this standard is expected to have no material impact on the Condensed Consolidated Financial Statements.

On May 10, 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation: Scope of Modification Accounting” (“ASU 2017-09”). The amendments included in ASU 2017-09 provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, the Company adopted the provisions of ASU 2017-09 and the adoption did not have an impact on the Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” to simplify the accounting for share-based payment transactions to non-employees for goods and services by aligning it with the guidance for share-based payments to employees. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09, “Revenue from Contracts with Customers—Topic 606.” The adoption of this standard is expected to have no material impact on the Condensed Consolidated Financial Statements.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accounts receivable	$111,178	$103,506
Retainage	26,441	26,070
Allowance for doubtful accounts	(262)	(233)
Accounts receivable, net	$137,357	$129,343

Note 5 – Contracts in Progress

(in thousands)	June 30, 2018	December 31, 2017
Revenue earned on uncompleted contracts	$622,413	$557,164
Less: Billings to date	(633,640)	(552,701)
Net underbilling (overbilling)	$(11,227)	4,463

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$32,723	$33,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,950)	(28,543)
Net underbilling (overbilling)	$(11,227)	$4,463

Accounts payable includes retainage due to subcontractors totaling $11.2 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively.

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

We recorded revisions in our contract estimates for certain construction and service projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on construction projects of $3.9 million and $8.0 million for the three and six months ended June 30, 2018, respectively, and gross profit write downs on service projects of $0.9 million for the six months ended June 30, 2018. The Company is pursuing recovery remedies, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in our contract estimates on construction projects resulting in gross profit write ups totaling $0.4 million and $2.4 million for the three and six months ended June 30, 2018, respectively. Revisions in our contract estimates on service projects resulted in gross profit write ups of $0.4 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,586)	$244
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,757)	2,953
Favorable Leasehold Interests	530	(133)	397
Total amortized intangible assets	10,950	(7,356)	3,594
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(7,356)	$13,554
Goodwill	$10,488	$-	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,347)	$483
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,359)	3,351
Favorable Leasehold Interests	530	(99)	431
Total amortized intangible assets	10,950	(6,685)	4,265
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(6,685)	$14,225
Goodwill	$10,488	$-	$10,488

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

Total amortization expense for these amortizable intangible assets was $0.7 million for the six months ended June 30, 2018 and $2.0 million for the six months ended June 30, 2017. The Company did not recognize any impairment charges related to definite and indefinite-lived intangible assets during any of the three or six months ended June 30, 2018 and June 30, 2017.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2018	December 31, 2017
Credit Agreement – revolver	$6,103	$5,658
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019	8,236	-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through July 2021	16,135	17,635
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 5.39% through 2022	4,397	3,830
Total debt	34,871	27,123
Less - Current portion	(13,479)	(6,358)
Less - Debt issuance costs	(329)	(209)
Long-term debt	$21,063	$20,556

Credit Agreement

In 2016, LFS, a subsidiary of the Company, entered into a senior credit facility with multiple lenders (the “Credit Agreement”). The Credit Agreement consists of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. It is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the Credit Agreement term loan are due quarterly through June 30, 2018. Principal payments of $900,000 on the Credit Agreement term loan are due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At June 30, 2018, the interest rates in effect were 6.1% on the Credit Agreement term loan, 8.0% on the Credit Agreement revolver and 7.1% on the Bridge Term Loan (as defined below).

Mandatory prepayments are required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company was required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined therein). As a result of this provision, the Company remitted to the lenders under the Credit Agreement an excess cash flow payment of $1.2 million on May 1, 2018. This amount was classified as current portion of long-term debt at December 31, 2017. The Company may voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

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

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C issuer. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”) to be used for the purpose of financing the repurchase (the “Repurchase”) of all of the Company’s remaining 280,000 shares of Class A Preferred Stock, including accrued but unpaid dividends, and the payment of certain fees and expenses associated therewith. The proceeds from the Bridge Term Loan were used to finance the Repurchase for an aggregate purchase price of $10.0 million, including accrued but unpaid dividends of $0.9 million, pursuant to the Preferred Stock Repurchase Agreement, dated as of July 14, 2017 (the “Preferred Stock Repurchase Agreement”), by and between the Company and 1347 Investors LLC (“1347 Investors”).

Loans under the Credit Agreement bear interest, at the Borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a Base Rate, in each case, plus an applicable margin. With respect to the Bridge Term Loan, from January 12, 2018 to, but excluding, July 12, 2018 (the six-month anniversary of the loan), the applicable margin with respect to any Base Rate loans was 4.00% per annum and with respect to any Eurodollar loan was 5.00% per annum. From July 12, 2018 to, but excluding, the 12-month anniversary thereof, the applicable margin with respect to any Base Rate loan will be 4.50% per annum and with respect to any Eurodollar loan will be 5.50% per annum. From the 12-month anniversary of January 12, 2018 and all times thereafter, the applicable margin with respect to any Base Rate loan will be 5.00% per annum and with respect to a Eurodollar loan will be 6.00% per annum.

The Borrower is required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year. The Bridge Term Loan will mature on April 12, 2019. Accordingly, the related principal balance of $8.2 million was classified as current at June 30, 2018. The Bridge Term Loan is guaranteed by the same guarantors and secured (on a pari passu basis) by the same collateral as the other loans under the Credit Agreement.

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

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amends the existing covenants of the Credit Agreement to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the Fourth Amendment and Limited Waiver required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended June 30, 2018.

The Credit Agreement requires that the Company comply with certain financial performance covenants including the following: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.25 (which has been decreased to 1.15 for the fiscal quarters ending on June 30, 2018 through December 31, 2018) and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. As of June 30, 2018, the Company’s fixed charge coverage ratio was 0.97, which did not meet the 1.15 minimum requirement. The lender has waived the event of default arising from this noncompliance as of June 30, 2018 and lowered the fixed charge coverage ratio for future fiscal quarters ending up to and including December 31, 2018, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with these covenants, as amended, in future quarters. See Note 18 - Subsequent Events. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity.

The equity interests of the Company’s subsidiaries have been pledged as security for the obligations under the Credit Agreement. The Credit Agreement includes customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default occurs if the Company’s securities cease to be registered with the SEC pursuant to Section 12(b) of the Exchange Act. In case of an event of default, the administrative agent would be entitled to, among other things, accelerated payment of amounts due under the Credit Agreement, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

The additional margin applied to both the Credit Agreement revolver and Credit Agreement term loan is determined based on levels achieved under the Company’s senior leverage ratio covenant, which reflects the ratio of indebtedness divided by EBITDA for the most recently ended four quarters.

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

The Company had $14.5 million of availability under its Credit Agreement revolver at June 30, 2018.

Note 8 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At June 30, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). At December 31, 2017, the Company had outstanding warrants exercisable for 4,659,472 shares of common stock.

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At June 30, 2018 and December 31, 2017, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019. Each UPO consists of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 438,800 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The Company granted additional RSU awards during the second quarter of 2018. See Note 17 – Management Incentive Plans.

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

On July 14, 2017, the Company entered into the Preferred Stock Repurchase Agreement with 1347 Investors pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Preferred Stock for an aggregate sum of $4.1 million in cash, (b) for a period of six months after such repurchase, the Company had the right to repurchase from 1347 Investors, in one or more transactions, all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors would not, with respect to the 509,500 shares of common stock held in escrow pursuant to its lock-up arrangement that expired on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration through October 20, 2017.

This repurchase was funded through permitted borrowings under the Company’s Credit Agreement revolving credit facility and closed on July 14, 2017. The Company has retired the repurchased shares.

As discussed in Note 7 – Debt, on January 12, 2018, the Company exercised its repurchase right with respect to the remaining 280,000 shares of Preferred Stock using the proceeds from the Bridge Term Loan for an aggregate purchase price of $10.0 million, including a $2.2 million premium and accrued but unpaid dividends of $0.9 million, pursuant to the Preferred Stock Repurchase Agreement. The Company has retired the repurchased shares.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the Credit Agreement term loan approximates its fair value due to the variable rate on such debt. As of June 30, 2018, the Company determined the fair value of its Credit Agreement term loan at $16.1 million, its Credit Agreement revolver at $6.1 million and the Bridge Term Loan at $8.2 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
EPS numerator:
Net income (loss)	$709	$669	$(1,715)	$(545)
Less: Premium paid on redemption of redeemable convertible preferred stock	-	244	2,219	482
Less: Undistributed preferred stock dividends	-	-	(113)	-
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$709	$425	$(3,821)	$(1,027)

EPS denominator:
Weighted average shares outstanding – basic	7,543	7,455	7,542	7,455
Impact of dilutive securities	265	340	-	-
Weighted average shares outstanding – diluted	7,808	7,795	7,542	7,455

Basic EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.09	$0.06	$(0.51)	$(0.14)
Diluted EPS attributable to common stockholders:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.09	$0.05	$(0.51)	$(0.14)

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Warrants (See Note 8)	-	-	277,640	515,310
Class A Preferred Stock (See Note 9)	-	800,000	34,033	800,000
Stock-based compensation (See Note 17)	-	-	76,972	-
UPOs (See Note 8)	-	-	4,502	5,915
Total		800,000	393,147	1,321,225

Note 12 – Income Taxes

The Company is taxed as a C corporation.

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate and consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Deferred income tax provision (benefit)
U.S. federal	$215	$333	$(545)	$(553)
State and local	78	71	(205)	(126)
Total deferred income tax provision (benefit)	293	404	(750)	(679)
Income tax provision (benefit)	$293	$404	$(750)	$(679)

No current income tax provision (benefit) was recorded for each of the three and six months ended June 30, 2018 and 2017. No valuation allowance was required as of June 30, 2018 or December 31, 2017.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of June 30, 2018 or December 31, 2017. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of June 30, 2018 and December 31, 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Six months ended June 30,
	2018	2017
Federal statutory income tax rate	21.0%	34.0%
State income taxes, net of federal tax effect	5.5%	4.6%
Nondeductible/nontaxable items	5.0%	2.1%
Tax credits	(1.1)%	(0.9)%
Effective tax rate	30.4%	39.8%

The effective tax rate for the three months ended June 30, 2018 and 2017 was 29.2% and 37.7%, respectively.

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended June 30,
(in thousands)	2018	2017
Statement of Operations Data:
Revenue:
Construction	$113,735	$96,221
Service	25,796	21,617
Total revenue	139,531	117,838

Gross profit:
Construction	9,501	10,979
Service	6,297	4,559
Total gross profit	15,798	15,538

Selling, general and administrative expenses:
Construction	6,696	5,172
Service	3,345	3,551
Corporate	3,644	4,064
Total selling, general and administrative expenses	13,685	12,787
Amortization of intangibles	336	1,016
Operating income	$1,777	$1,735

Operating income for reportable segments	$1,777	$1,735
Less unallocated amounts:
Interest expense, net	(799)	(563)
Gain (loss) on sale of property and equipment	24	(99)
Total unallocated amounts	(775)	(662)
Total consolidated income before income taxes	$1,002	$1,073

Other Data:
Depreciation and amortization:
Construction	$704	$1,001
Service	192	503
Corporate	531	1,208
Total other data	$1,427	$2,712

	Six months ended June 30,
(in thousands)	2018	2017
Statement of Operations Data:
Revenue:
Construction	$210,545	$187,686
Service	49,535	45,342
Total revenue	260,080	233,028

Gross profit:
Construction	18,772	19,928
Service	10,313	9,378
Total gross profit	29,085	29,306

Selling, general and administrative expenses:
Construction	14,455	12,453
Service	7,471	7,002
Corporate	7,425	7,898
Total selling, general and administrative expenses	29,351	27,353
Amortization of intangibles	671	2,024
Operating loss	$(937)	$(71)

Operating loss for reportable segments	$(937)	$(71)
Less unallocated amounts:
Interest expense, net	(1,568)	(1,017)
Gain (loss) on sale of property and equipment	40	(136)
Total unallocated amounts	(1,528)	(1,153)
Total consolidated loss before income taxes	$(2,465)	$(1,224)

Other Data:
Depreciation and amortization:
Construction	$1,370	$1,979
Service	372	992
Corporate	1,056	2,388
Total other data	$2,798	$5,359

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.1 million and $2.2 million for the three and six months ended June 30, 2018, respectively.

Capital leases consist primarily of leases for vehicles (see Note 7 – Debt). The leases require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, and other unrelated parties, all arising in the ordinary courses of business. In the opinion of the Company’s management, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

LFS and Harper, wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. The plaintiffs have made settlement demands within LFS and Harper’s insurance coverage limits. Insurance companies for LFS and Harper countered with lower amounts that were not accepted. The Company currently has no estimate of when a trial in this matter may take place or to what extent settlement discussions may continue. The Company cannot reasonably estimate a range of loss at this time and does not believe the outcome will have a material impact on the Company.

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

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2018, the Company had approximately $108.4 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

Note 15 – Self-Insurance

The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $3.7 million maximum aggregate deductible loss limit per year.

The components of the self-insurance liability as of June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Current liability — workers’ compensation and general liability	$600	$408
Current liability — medical and dental	415	508
Non-current liability	498	412
Total liability shown in Accrued expenses and other liabilities	$1,513	$1,328
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At June 30, 2018 and December 31, 2017, the Company’s contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $445.3 million and $426.7 million, respectively. In addition, Service backlog as of June 30, 2018 and December 31, 2017 was $47.2 million and $34.7 million, respectively.

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

Service-Based Awards

In 2018, the Company granted 80,267 service-based RSUs to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the six months ended June 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	176,965	$13.25
Granted	80,267	13.41
Vested	(26,777)	13.24
Forfeited	(2,667)	13.25
Unvested at June 30, 2018	227,788	$13.31

Performance-Based Awards

In 2018, the Company granted 60,000 performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2016 Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six months ended June 30, 2018, the Company did not recognize any stock-based compensation expense related to these awards or to the awards that were granted on August 30, 2017.

The following table summarizes our PRSU activity for the six months ended June 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	66,500	$13.25
Granted	60,000	13.51
Vested	-	-
Forfeited	(2,000)	13.25
Unvested at June 30, 2018	124,500	$13.38

Market-Based Awards

The following table summarizes our market-based RSU activity for the six months ended June 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	146,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(2,000)	6.58
Unvested at June 30, 2018	144,500	$6.58

Total recognized stock-based compensation expense amounted to $0.7 million and $1.1 million for the three and six months ended June 30, 2018, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $2.2 million at June 30, 2018. These costs are expected to be recognized over a weighted average period of 1.82 years.

Note 18 – Subsequent Events

On August 13, 2018, LFS and LHLLC, with the other guarantors, entered into the Fifth Amendment to Credit Agreement and Limited Waiver (the “Fifth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fifth Amendment and Limited Waiver includes a waiver of the Company’s compliance with the fixed charge coverage ratio at June 30, 2018 and amends the Credit Agreement to require a fixed charge coverage ratio of not less than 1.15 for the future fiscal quarters ending up to and including December 31, 2018, and 1.25 for all fiscal quarters ending thereafter. The Fifth Amendment and Limited Waiver also requires the Company to engage a consultant to review with its audit firm its progress related to the remediation of its material weaknesses in internal control, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, and a limited scope field examination of the Company’s Mid-Atlantic branch operations and contract administration procedures.

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

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s Chief Operating Decision Makers (“CODM”) reviews its operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The CODM evaluates performance and allocates resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends, if any.

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

Comparison of Results of Operations for the three months ended June 30, 2018 and June 30, 2017

The following table presents operating results for the three months ended June 30, 2018 and June 30, 2017 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended June 30,
	2018			2017
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$113,735	81.5%		$96,221	81.7%
Service	25,796	18.5%		21,617	18.3%
Total revenue	139,531	100.0%		117,838	100.0%

Gross profit:
Construction	9,501	8.4	%(1)	10,979	11.4	%(1)
Service	6,297	24.4	%(2)	4,559	21.1	%(2)
Total gross profit	15,798	11.3%		15,538	13.2%

Selling, general and administrative:
Construction	6,696	5.9	%(1)	5,172	5.4	%(1)
Service	3,345	13.0	%(2)	3,551	16.4	%(2)
Corporate	3,644	2.6	%(3)	4,064	3.4	%(3)
Total selling, general and administrative expenses	13,685	9.8%		12,787	10.9%

Amortization of intangibles (Corporate)	336	0.2%		1,016	0.9%

Operating income:
Construction	2,805	2.5	%(1)	5,807	6.0	%(1)
Service	2,952	11.4	%(2)	1,008	4.7	%(2)
Corporate	(3,980)	-		(5,080)	-
Total operating income	1,777	1.3%		1,735	1.5%

Other expenses (Corporate)	(775)	(0.6)%		(662)	(0.6)%
Total consolidated income before income taxes	1,002	(0.7)%		1,073	0.9%
Income tax provision	293	0.2%		404	0.3%
Net income	$709	$0.5%		$669	$0.6%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	113,735	96,221	17,514	18.2%
Service	25,796	21,617	4,179	19.3%
Total revenue	139,531	117,838	21,693	18.4%

Revenue for the three months ended June 30, 2018 increased by $21.7 million compared to the revenue generated for the three months ended June 30, 2017. Construction revenue increased by $17.5 million, or 18.2%, and Service revenue increased by $4.2 million, or 19.3%. The increase in Construction revenue was primarily driven by revenue increases at the Mid-Atlantic, New England, Southern California, Florida and Ohio regions, which was largely a result of health care, transportation and mission critical projects. This increase was partially offset by decreases in the Michigan and Western Pennsylvania regions. The increase in Service revenue resulted primarily from growth in the Florida and Ohio regions due to increased sales of owner direct projects and a focus on small service projects and spot work, respectively. This increase was partially offset by revenue decreases in the Southern California region, primarily due to the completion of a significant project since the second quarter of 2017. Maintenance contract revenue, a component of Service revenue, was $3.4 million and $3.1 million for the three months ended June 30, 2018 and June 30, 2017, respectively, an increase of $0.3 million or 9.7%.

Gross Profit

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	9,501	10,979	(1,478)	(13.5)%
Service	6,297	4,559	1,738	38.1%
Total gross profit	15,798	15,538	260	1.7%
Total gross profit as a percentage of consolidated total revenue	11.3%	13.2%

Our gross profit for the three months ended June 30, 2018 increased by $0.3 million compared to our gross profit for the three months ended June 30, 2017. Construction gross profit decreased $1.5 million or 13.5% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $1.7 million, or 38.1% due to increased maintenance service revenue, increased service work volume and more favorable project pricing. The total gross profit percentage decreased from 13.2% for the three months ended June 30, 2017 to 11.3% for the same period ended in 2018, mainly driven by revisions in contract estimates resulting in gross profit write downs.

For the three months ended June 30, 2018, we recorded revisions in our contract estimates for certain construction and service projects. We recorded gross profit write downs on seven construction projects within our Mid-Atlantic unit for the three months ended June 30, 2018, each of which had a material gross profit impact, for an aggregate revision of $3.9 million. We have undertaken extensive internal reviews by personnel not assigned to these projects, employed outside consultants and are pursuing recovery remedies which will likely not be realized until 2019, if at all. We are not currently in a position to recognize any potential recoveries in our financial statements. We also recorded revisions in our contract estimates on one construction project resulting in a gross profit write up of $0.4 million and one service project resulting in a gross profit write up totaling $0.4 million for the three months ended June 30, 2018.

Selling, General and Administrative Expenses

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	6,696	5,172	1,524	29.5%
Service	3,345	3,551	(206)	(5.8)%
Corporate	3,644	4,064	(420)	(10.3)%
Total selling, general and administrative expenses	13,685	12,787	898	7.0%

Selling, general and administrative expenses as a percentage of consolidated total revenue	9.8%	10.9%

Our total selling, general and administrative (“SG&A”) expenses increased by approximately $0.9 million to $13.7 million for the three months ended June 30, 2018 compared to $12.8 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, Corporate SG&A expense included $0.7 million of stock-based compensation expense associated with the grant of restricted stock units. Additionally, Corporate SG&A expense decreased by $0.3 million in the second quarter of 2018 as the result of certain nonrecurring professional fees. For the three months ended June 30, 2018, our branches incurred incremental combined segment-related expenses totaling $0.7 million due to higher salary and benefits costs related to new hires. Our segments also incurred an incremental $0.2 million of pre-sales engineering costs not incurred in the second quarter of 2017. Selling, general and administrative expenses as a percentage of revenues were 9.8% for the three months ended June 30, 2018 down from 10.9% for the three months ended June 30, 2017.

Amortization of Intangibles

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	336	1,016	(680)	(66.9)%

Total amortization expense for the amortizable intangible assets was $0.3 million for the three months ended June 30, 2018 and $1.0 million for the three months ended June 30, 2017. Of this decrease, $0.2 million was attributable to the Backlog – Service intangible asset becoming fully amortized in 2017 and amortization on the Backlog – Construction asset being $0.4 million lower for the three months ended June 30, 2018 than for the three months ended June 30, 2017.

Other Expenses

	Three months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(799)	(563)	236	41.9%
Gain (loss) on disposition of property and equipment	24	(99)	(123)	(124.2)%
Total other expenses	(775)	(662)	113	17.1%

Other expenses, primarily interest expense, were $0.8 million for the three months ended June 30, 2018 and $0.7 million for the three months ended June 30, 2017. The $0.2 million increase in interest expense was primarily due to the Company having $7.7 million of additional borrowings under the Credit Agreement at June 30, 2018 as compared to June 30, 2017 and the incurrence of the Bridge Term Loan which was not outstanding during the 2017 period.

Income Taxes

The Company had no current state or local income tax provision (benefit) for the three months ended June 30, 2018 and 2017. Deferred income tax provision for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively. The effective tax rate for the three months ended June 30, 2018 and 2017 was 29.2% and 37.7%, respectively. This decrease was primarily due to the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) signed into law on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Comparison of Results of Operations for the six months ended June 30, 2018 and June 30, 2017

The following table presents operating results for the six months ended June 30, 2018 and June 30, 2017 in dollars and expressed as a percentage of total revenue, as compared below:

	Six months ended June 30,
	2018			2017
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$210,545	81.0%		$187,686	80.5%
Service	49,535	19.0%		45,342	19.5%
Total revenue	260,080	100.0%		233,028	100.0%

Gross profit:
Construction	18,772	8.9	%(1)	19,928	10.6	%(1)
Service	10,313	20.8	%(2)	9,378	20.7	%(2)
Total gross profit	29,085	11.2%		29,306	12.6%

Selling, general and administrative:
Construction	14,455	6.9	%(1)	12,453	6.6	%(1)
Service	7,471	15.1	%(2)	7,002	15.4	%(2)
Corporate	7,425	2.9	%(3)	7,898	3.4	%(3)
Total selling, general and administrative expenses	29,351	11.3%		27,353	11.7%

Amortization of intangibles (Corporate)	671	0.3%		2,024	0.9%

Operating income (loss):
Construction	4,317	2.1	%(1)	7,475	4.0	%(1)
Service	2,842	5.7	%(2)	2,376	5.2	%(2)
Corporate	(8,096)	-		(9,922)	-
Total operating loss	(937)	(0.4)%		(71)	(0.0)%

Other expenses (Corporate)	(1,528)	(0.6)%		(1,153)	(0.5)%
Total consolidated loss before income taxes	(2,465)	(0.9)%		(1,224)	(0.5)%
Income tax benefit	(750)	(0.2)%		(679)	(0.3)%
Net loss	$(1,715)	$(0.7)%		$(545)	$(0.2)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	210,545	187,686	22,859	12.2%
Service	49,535	45,342	4,193	9.2%
Total revenue	260,080	233,028	27,052	11.6%

Revenue for the six months ended June 30, 2018 increased by $27.1 million compared to the revenue generated for the six months ended June 30, 2017. Construction revenue increased by $22.9 million, or 12.2%, and Service revenue increased by $4.2 million or 9.2%. The increase in Construction revenue was primarily driven by revenue increases at the Mid-Atlantic, New England, Southern California, Florida, Ohio and Eastern Pennsylvania regions, which was largely a result of health care, transportation and mission critical projects. The increase was partially offset by decreases in the Michigan and Western Pennsylvania regions. The increase in Service revenue resulted primarily from growth in the Mid-Atlantic, Ohio, Florida and Eastern Pennsylvania regions due to increased focus on owner direct, small service projects and spot work, and was partially offset by revenue decreases in the Michigan and Southern California regions, primarily due to the substantial completion of two projects since the second quarter of 2017. Maintenance contract revenue, a component of service revenue, was $6.6 million and $6.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively, an increase of $0.4 million or 7.7%.

Gross Profit

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	18,772	19,928	(1,156)	(5.8)%
Service	10,313	9,378	935	10.0%
Total gross profit	29,085	29,306	(221)	(0.7)%
Total gross profit as a percentage of consolidated total revenue	11.2%	12.6%

Our gross profit for the six months ended June 30, 2018 decreased by $0.2 million compared to the gross profit for the six months ended June 30, 2017. Construction gross profit decreased by $1.2 million or 5.8% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $0.9 million, or 10.0% as a result of increased maintenance service revenue, increased service work volume and more favorable pricing year over year, despite the single service project write down described below. The total gross profit percentage decreased from 12.6% for the six months ended June 30, 2017 to 11.2% for the same period ended in 2018, mainly driven by revisions in contract estimates resulting in gross profit write downs.

For the six months ended June 30, 2018, we recorded revisions in our contract estimates for certain construction and service projects. We recorded gross profit write downs on nine construction projects and one service project for the six months ended June 30, 2018, each of which had a material gross profit impact, for aggregate revisions of $8.0 million and $0.9 million, respectively. We have undertaken extensive internal reviews by personnel not assigned to these projects, employed outside consultants and are pursuing recovery remedies which will likely not be realized until 2019, if at all. We are not currently in a position to recognize any potential recoveries in our financial statements. We also recorded revisions in our contract estimates on five construction projects resulting in gross profit write ups totaling $2.4 million and one service project resulting in a gross profit write up totaling $0.6 million for the six months ended June 30, 2018.

Selling, General and Administrative Expenses

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	14,455	12,453	2,002	16.1%
Service	7,471	7,002	469	6.7%
Corporate	7,425	7,898	(473)	(6.0)%
Total selling, general and administrative expenses	29,351	27,353	1,998	7.3%

Selling, general and administrative expenses as a percentage of consolidated total revenue	11.3%	11.7%

Our total SG&A expenses increased by approximately $2.0 million to $29.4 million for the six months ended June 30, 2018 compared to $27.4 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, Corporate SG&A expense included $1.1 million of stock-based compensation expense associated with the grant of restricted stock units. Additionally, Corporate SG&A expense decreased by $1.2 million for the first six months of 2018 as the result of certain nonrecurring professional fees. For the six months ended June 30, 2018, we incurred $2.0 million of incremental combined segment-related SG&A expense due to $2.2 million in higher salary and benefits costs related to new hires at our branches, as partially offset by the absence of $0.2 million in 2017 bad debt expense related to a bankrupt customer. SG&A expenses as a percentage of revenues were 11.3% for the six months ended June 30, 2018 and 11.7% for the six months ended June 30, 2017.

Amortization of Intangibles

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	671	2,024	(1,353)	(66.8)%

Total amortization expense for the amortizable intangible assets was $0.7 million for the six months ended June 30, 2018 and $2.0 million for the six months ended June 30, 2017. Of this $1.4 million decrease, $0.4 million was attributable to the Backlog – Service intangible asset becoming fully amortized in 2017, amortization on the Backlog – Construction asset being $0.8 million lower for the six months ended June 30, 2018 than for the six months ended June 30, 2017, and amortization on the Customer Relationships – Service intangible asset being $0.1 million lower for the six months ended June 20, 2018 than for the same period ended June 30, 2017.

Other Expenses

	Six months ended June 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(1,568)	(1,017)	551	54.2%
Gain (loss) on disposition of property and equipment	40	(136)	(176)	(129.4)%
Total other expenses	(1,528)	(1,153)	375	(32.5)%

Other expenses, primarily interest expense, were $1.5 million for the six months ended June 30, 2018 and $1.2 million for the six months ended June 30, 2017. The $0.5 million increase in interest expense was due to the Company’s increase in outstanding borrowings under its Credit Agreement Revolver and the addition of the Bridge Term Loan totaling $10.0 million during the 2018 period in comparison to the 2017 period.

Income Taxes

The Company had no current state or local income tax provision (benefit) for the six months ended June 30, 2018 and 2017. Deferred income tax benefit for the six months ended June 30, 2018 and 2017 was $0.8 million and $0.7 million, respectively. The effective tax rate for the six months ended June 30, 2018 and 2017 was 30.4% and 39.8%, respectively. This decrease was primarily due to the Tax Reform Act. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog as of June 30, 2018 was $445.3 million compared to $426.7 million at December 31, 2017, which reflects new construction contract awards that we received during the first half of 2018. In addition, Service backlog as of June 30, 2018 was $47.2 million compared to $34.7 million at December 31, 2017 as a result of incremental Service sales generated from the Company’s investment in Service sales staff over the past few years. Of the total backlog at June 30, 2018, we expect to recognize approximately $217.4 million by the end of 2018.

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

The following table presents summary cash flow information for the periods indicated:

	Six months ended June 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$680	$294
Investing activities	(1,994)	(1,649)
Financing activities	944	(5,366)
Net decrease in cash and cash equivalents	$(370)	$(6,721)

Property and equipment financed with capital leases	$1,521	$718
Interest paid	1,184	927
Financed insurance premium	-	2,135

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2018, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of June 30, 2018	As of December 31, 2017
Current assets	$175,015	$166,260
Current liabilities	(155,672)	(135,484)

Net working capital	$19,343	$30,776
Current ratio*	1.12	1.23

*	Current ratio is calculated by dividing current assets by current liabilities.

Our net working capital and current ratio were negatively impacted at June 30, 2018 by the $7.2 million reclassification of our Bridge Loan from long-term to current due to its April 2019 maturity date.

Cash Flows Provided by Operating Activities

Cash flows provided by operating activities were $0.7 million for the six months ended June 30, 2018 and $0.3 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, the key components included in cash provided by operating activities were an increase of $15.4 million in billings in excess of costs and estimated earnings on uncompleted contracts (i.e. overbillings), as partially offset by an increase in accounts receivable of $8.1 million and a $6.0 million decrease in accounts payable. The changes in overbillings were primarily due to new construction projects progressing and project progress allowing for additional billings for both work in progress and work completed.

For the six months ended June 30, 2017, the key drivers of the $0.3 million of cash provided by operating activities were a $11.2 million decrease in accounts payable corresponding to decreasing quarterly revenue volume since the fourth quarter of 2016 and timing of disbursement approvals, and a $9.0 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, or overbillings. Accounts payable decreased due to major projects nearing completion; therefore, lower material, equipment and subcontractor costs were outstanding at June 30, 2017. The decrease in overbillings was primarily due to a single significant project which was still ongoing but nearing completion at quarter end.

Non-cash charges for depreciation and amortization decreased to $2.8 million for the six months ended June 30, 2018 down from $5.4 million for the six months ended June 30, 2017, due primarily to accelerated amortization on certain intangible assets acquired as part of the 2016 acquisition of LHLLC, some of which are now fully amortized.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $2.0 million for the six months ended June 30, 2018 and $1.6 million for the six months ended June 30, 2017. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $0.9 million for the six months ended June 30, 2018 compared to $5.4 million of cash flows used in financing activities for the six months ended June 30, 2017. For the six months ended June 30, 2018, we borrowed $67.0 million and repaid a total of $66.6 million on the Credit Agreement revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $1.8 million of the Bridge Term Loan, made repayments of $1.5 million on the Credit Agreement term loan and made capital lease payments of $1.0 million. During the six months ended June 30, 2018, the Company’s bank overdraft increased by $4.9 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

For the six months ended June 30, 2017, we borrowed and repaid a total of $44.6 million on the Credit Agreement revolver, made repayments of $3.4 million on the Credit Agreement term loan, made capital lease payments of $0.8 million and financed insurance premium payments of $1.2 million.

Debt and Other Obligations

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”), the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock. The Bridge Term Loan will mature on April 12, 2019. Accordingly, the related principal balance of $8.2 million was classified as current at June 30, 2018.

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

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amends the existing covenants to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the amendment required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended June 30, 2018.

At June 30, 2018, the Company had total irrevocable letters of credit in the amount of $4.4 million under its self-insurance program as compared to $3.5 million at December 31, 2017.

At June 30, 2018, the Credit Agreement required that the Company comply with certain financial performance covenants including: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.15 and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. The Company’s senior leverage ratio was 2.62 as of June 30, 2018. As of June 30, 2018, the Company’s fixed charge coverage ratio was 0.97, which did not meet the 1.15 fixed charge coverage ratio minimum requirement. This was mainly caused by the aforementioned second quarter 2018 project write downs. The lender has waived the event of default arising from the fixed charge coverage ratio noncompliance as of June 30, 2018 and lowered the fixed charge coverage ratio for future fiscal quarters ending up to and including December 31, 2018, while reserving its rights with respect to covenant compliance in future quarters. The Company believes that it will be in compliance with this covenant, as amended, in future quarters. As a result of having obtained a waiver, management estimates no impact of this covenant violation on the Company’s financial condition and liquidity.

On August 13, 2018, LFS and LHLLC, with the other guarantors, entered into the Fifth Amendment to Credit Agreement and Limited Waiver (the “Fifth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fifth Amendment and Limited Waiver includes a waiver of the Company’s compliance with the fixed charge coverage ratio at June 30, 2018 and amends the Credit Agreement to require a fixed charge coverage ratio of not less than 1.15 for the future fiscal quarters ending up to and including December 31, 2018, and 1.25 for all fiscal quarters ending thereafter. The Fifth Amendment and Limited Waiver also requires the Company to engage a consultant to review with its audit firm its progress related to the remediation of its material weaknesses in internal control, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, and a limited scope field examination of the Company’s Mid-Atlantic branch operations and contract administration procedures.

The following table reflects our available funding capacity as of June 30, 2018:

(in thousands)
Cash & cash equivalents		$256
Credit agreement:
Revolving credit facility	$18,897
Outstanding letters of credit	(4,415)
Net credit agreement capacity available		14,482
Total available funding capacity		$14,738

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

We believe our current cash and cash equivalents of $0.3 million as of June 30, 2018, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our Credit Agreement (pursuant to which we had $14.5 million of availability as of June 30, 2018) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of June 30, 2018, the Company had approximately $108.4 million in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Insurance and Self-Insurance

We purchase workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as current and non-current liabilities. The liability is computed by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The non-current portion of the liability is included in other long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The components of the self-insurance liability are reflected below as of June 30, 2018 and December 31, 2017:

(in thousands)	As of June 30, 2018	As of December 31, 2017
Current liability – workers’ compensation and general liability	$600	$408
Current liability – medical and dental	415	508
Non-current liability	498	412
Total liability	$1,513	$1,328
Restricted cash	$113	$113

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to two material weaknesses in our financial reporting which were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 and which were related to 1) contract administration and review of our work-in-process schedule (including a full employee access level review of our financially significant accounting systems), and 2) the execution of controls related to our job cost accruals.

The Company is committed to remediating the underlying causes of these material weaknesses by implementing improvements to our controls and procedures. In addressing the material weaknesses, the Company, with the oversight of senior management and assistance from external consultants, performed the following steps to improve internal controls over contract administration and review of the work-in-process schedule:

•	Continued training for branch personnel regarding the necessary precision level for the review of the work-in-process schedule;

•	Continued corporate oversight and monitoring to ensure that projects having unique claim, back charge and incentive conditions are properly accounted for at each period-end date; and

•	Identified key modules of our financially significant accounting systems for purposes of conducting a full employee access level review.

With respect to the material weakness related to the execution of job cost accrual controls, management continued to perform the following:

•	Refining the Company’s related processes and controls relative to job cost accruals;

•	Conducting additional training of branch financial management personnel; and

•	Additional testing of amounts accrued by branch personnel, including appropriate testing for both inclusion in/exclusion from the reported accruals at period-end.

Changes in Internal Control over Financial Reporting

Except with respect to certain enhancements discussed immediately above, there has been no change in our internal control over financial reporting during the three months ended June 30, 2018 that has materially affected, or its reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 13, 2018, LFS and LHLLC, with the other guarantors, entered into the Fifth Amendment to Credit Agreement and Limited Waiver (the “Fifth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fifth Amendment and Limited Waiver includes a waiver of the Company’s compliance with the fixed charge coverage ratio at June 30, 2018 and amends the Credit Agreement to require a fixed charge coverage ratio of not less than 1.15 for the future fiscal quarters ending up to and including December 31, 2018, and 1.25 for all fiscal quarters ending thereafter. The Fifth Amendment and Limited Waiver also requires the Company to engage a consultant to review with its audit firm its progress related to the remediation of its material weaknesses in internal control, as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, and a limited scope field examination of the Company’s Mid-Atlantic branch operations and contract administration procedures.

The Company qualifies the foregoing description of the Fifth Amendment and Limited Waiver in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description
10.1	Fourth Amendment to Credit Agreement, dated May 15, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on May 15, 2018).
10.2	Fifth Amendment to Credit Agreement and Limited Waiver, dated as of August [ ], 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

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

Date: August 14, 2018