Form 10-Q
period 2018-09-30
Limbach Holdings, Inc.
filed 2018-11-19
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer   ☐     Non-accelerated filer ☒

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

As of November 16, 2018, there were 7,590,778 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$526	$626
Restricted cash	113	113
Accounts receivable, net	140,329	129,343
Costs and estimated earnings in excess of billings on uncompleted contracts	32,407	33,006
Other current assets (Note 14)	36,800	3,172
Total current assets	210,175	166,260

Property and equipment, net of accumulated depreciation of $10.7 million and $7.8 million at September 30, 2018 and December 31, 2017, respectively	20,029	17,918
Intangible assets, net	13,250	14,225
Goodwill	10,488	10,488
Deferred tax asset	4,695	3,664
Other assets	35	465
Total assets	$258,672	$213,020

LIABILITIES
Current liabilities
Current portion of long-term debt	$36,628	$6,358
Accounts payable, including retainage	60,138	67,438
Billings in excess of costs and estimated earnings on uncompleted contracts	52,420	28,543
Accrued income taxes	-	2,220
Accrued expenses and other current liabilities (Note 14)	63,157	30,925
Total current liabilities	212,343	135,484
Long-term debt	2,644	20,556
Other long-term liabilities	1,187	861
Total liabilities	216,174	156,901
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and 280,000 issued and outstanding at December 31, 2017 ($7,853 redemption value at December 31, 2017)	-	7,959

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,590,778 issued and outstanding at September 30, 2018 and 7,504,133 at December 31, 2017	1	1
Additional paid-in capital	54,295	54,738
Accumulated deficit	(11,798)	(6,579)
Total stockholders’ equity	42,498	48,160
Total liabilities and stockholders’ equity	$258,672	$213,020

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
Revenue	$135,062	$121,299	$395,142	$354,327
Cost of revenue	124,372	105,889	355,367	309,610
Gross profit	10,690	15,410	39,775	44,717
Operating expenses:
Selling, general and administrative expenses	13,325	13,609	42,676	40,963
Amortization of intangibles	304	807	975	2,831
Total operating expenses	13,629	14,416	43,651	43,794
Operating income (loss)	(2,939)	994	(3,876)	923
Other income (expenses):
Interest expense, net	(787)	(545)	(2,355)	(1,562)
Gain (loss) on disposition of property and equipment	36	7	76	(130)
Total other expenses	(751)	(538)	(2,279)	(1,692)
Income (loss) before income taxes	(3,690)	456	(6,155)	(769)
Income tax provision (benefit)	(185)	328	(936)	(352)
Net income (loss)	(3,505)	128	(5,219)	(417)
Dividends on cumulative redeemable convertible preferred stock	-	149	(113)	631
Premium paid on redemption of redeemable convertible preferred stock	-	847	2,219	847
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,505)	$(868)	$(7,325)	$(1,895)
Earnings Per Share (“EPS”)
Basic loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.46)	$(0.12)	$(0.97)	$(0.25)
Diluted loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.46)	$(0.12)	$(0.97)	$(0.25)
Weighted average number of shares outstanding:
Basic	7,574,545	7,471,587	7,552,945	7,460,277
Diluted	7,574,545	7,471,587	7,552,945	7,460,277

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)	-	(2,219)
Stock-based compensation	27,489	-	1,121	-	1,121
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(1,714)	(1,714)
Balance at June 30, 2018	7,542,249	$1	$53,753	$(8,293)	$45,461
Stock-based compensation	48,529	-	542	-	542
Net loss	-	-	-	(3,505)	(3,505)
Balance at September 30, 2018	7,590,778	$1	$54,295	$(11,798)	$42,498

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital		Accumulated deficit	Stockholders’ equity

Balance at December 31, 2016	7,454,491	$1	$55,162		$(7,715)	$47,448
Dividends on redeemable convertible preferred stock	-	-	-		(482)	(482)
Exercise of warrants	111	-	-		-	-
Net loss	-	-	-		(545)	(545)
Balance at June 30, 2017	7,454,602	$1	$55,162		$(8,742)	$46,421
Dividends on redeemable convertible preferred stock	-	-	(149)		-	(149)
Reclassification of cumulative dividends on redeemable convertible preferred stock	-	-	(905	)(1)	905 (1)	-
Partial redemption of redeemable convertible preferred stock	-	-	(847)		-	(847)
Stock-based compensation	-	-	924		-	924
Net income	-	-	-		128	128
Balance at September 30, 2017	7,454,602	1	54,185		(7,709)	46,477

(1)	Through June 30, 2017, dividends on redeemable convertible preferred stock were reflected as an increase to accumulated deficit. During the third quarter 2017, a reclassification of approximately $905 thousand was made to reflect cumulative dividends as a decrease to additional paid-in capital given the Company's accumulated deficit position.

The Accompanying Notes are an Integral Part of these Condensed Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(5,219)	$(417)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,216	7,383
Provision for doubtful accounts	57	289
Stock-based compensation expense	1,663	924
Amortization of debt issuance costs	229	135
Deferred income tax benefit	(1,031)	(349)
Accretion of preferred stock discount to redemption value	-	19
(Gain) loss on sale of property and equipment	(76)	130
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,043)	(5,712)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	599	2,280
(Increase) decrease in other current assets	(33,976)	71
(Increase) decrease in other assets	430	1
Increase (decrease) in accounts payable	(7,300)	(704)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	23,877	(6,123)
Increase (decrease) in accrued taxes	(2,220)	-
Increase (decrease) in accrued expenses and other current liabilities	31,687	(3,206)
Increase (decrease) in other long-term liabilities	326	(62)
Net cash provided by (used in) operating activities	2,219	(5,341)
Cash flows from investing activities:
Proceeds from sale of property and equipment	160	48
Advances to joint ventures	1	(1)
Purchase of property and equipment	(3,448)	(2,329)
Net cash used in investing activities	(3,287)	(2,282)
Cash flows from financing activities:
Increase in bank overdrafts	757	-
Payments on Credit Agreement term loan	(2,400)	(4,115)
Proceeds from Credit Agreement revolver	101,016	74,762
Payments on Credit Agreement revolver	(94,698)	(62,547)
Payments on term loan	-	(33)
Proceeds from Bridge Term Loan	10,000	-
Payments on Bridge Term Loan	(2,014)	-
Payments on financed insurance premium	-	(1,747)
Payments on capital leases	(1,417)	(1,250)
Convertible preferred stock redeemed	(9,191)	(4,092)
Convertible preferred stock dividends paid	(875)	-
Taxes paid related to net-share settlement of equity awards	(210)	-
Net cash provided by financing activities	968	978
Decrease in cash and cash equivalents	(100)	(6,645)
Cash and cash equivalents, beginning of period	626	7,406
Cash and cash equivalents, end of period	$526	$761
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,989	$1,344
Interest paid	$2,125	$1,427
Financed insurance premium	$-	$2,135

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

We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily heating, ventilation, and air conditioning (“HVAC”), plumbing or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company’s customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, mission critical, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

Condensed Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

Under FASB ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 7 - Debt, as of September 30, 2018, the Company was not in compliance with the senior leverage and fixed charge coverage ratio requirements as required in the Company’s senior credit facility (the “Credit Agreement”). As a result of these violations, the lenders have requested that the Company seek alternative financing. On November 19, 2018, the Company and the lenders executed a Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents (“Temporary Waiver”), which provides for a temporary waiver of the aforementioned covenant violations through November 30, 2018 (the “temporary waiver period”), so long as no new defaults or events of default occur in the intervening period. During the temporary waiver period, the lenders agreed to waive their rights and remedies under the Credit Agreement, including the termination of their working capital funding to the Company and demanding repayment of all amounts due under the Credit Agreement. In the event of a new default or event of default during the temporary waiver period, the lenders retained their rights to immediately exercise their rights and remedies. The Temporary Waiver also outlines terms of a restructured credit agreement, which the Company and the lenders expect to execute by November 30, 2018.

The terms of the restructured credit agreement are expected to include, among other things:

•	An acceleration of the maturity date for the Credit Agreement revolver (as defined in Note 7 below) and the Credit Agreement Term loan (as defined in Note 7 below) from July 20, 2021 to March 31, 2020 (with the maturity date for the Bridge Term Loan remaining at April 12, 2019);

•	Reductions of the lenders’ $25.0 million commitment under the Credit Agreement revolver to $22.5 million on December 31, 2018, and $20.0 million on January 31, 2019;

•	Simplified financial covenants of $6.5 million in Adjusted EBITDA for the quarter ended December 31, 2018, and fixed charge coverage ratios of 1.1x for the six-month period ending March 31, 2019, the nine-month period ending June 30, 2019, and the trailing twelve-month periods on a quarterly basis thereafter, any violations of which will trigger an event of default and a covenant fee of $0.3 million;

•	Achievement of three milestone dates related to the Company’s refinancing efforts, any violations of which will trigger fees ranging from $0.3 million to $0.5 million;

•	Additional reporting to the lenders with respect to the Company’s cash flow forecasting, bonding activity and the status of its refinancing efforts;

•	Restrictions on the incurrence of additional debt and the completion of acquisitions with the existing lenders;

•	The lenders’ ability to request the engagement of a consultant to review the Company’s operations and/or procedures at any time; and

•	Commencing at the conclusion of the temporary waiver period, if a restructured credit agreement is not in place, an increase of 2.00% per annum in the interest rates, fees and other amounts payable on any outstanding loans, obligations and letter of credit fees.

At the conclusion of the temporary waiver period, the lenders have reserved their rights and remedies to terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. The Temporary Waiver does not obligate the lenders to execute a definitive agreement by the November 30, 2018 date. Accordingly, the Company’s remaining long-term debt under the Credit Agreement, comprising $23.6 million of borrowings under the Credit Agreement revolver and the Credit Agreement term loans, was reclassified as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018. As a result, the Company’s current liabilities exceeded its current assets by $2.2 million as of this date. If the lenders terminate their working capital funding and/or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Management is diligently pursuing the refinancing of its existing obligations under the Credit Agreement. To assist in the refinancing effort, the Company has engaged a middle market financial institution that is currently a member of Limbach’s existing bank group. This institution is seeking to underwrite and hold approximately $15 million of a $30 million revolving credit facility; to syndicate the balance of the revolving credit facility; and to place up to $50 million of term debt. The proceeds of the new financing would be used to retire the Company's existing indebtedness, to pay fees and expenses, and for general corporate purposes. The contemplated financing remains subject to underwriting, syndication and other customary terms and conditions. In addition to the bank refinancing described above, the Company may seek alternative sources of equity financing. The Company believes that it will execute an amendment to the Credit Agreement with its existing lenders by November 30, 2018, and that it will be able to refinance the Credit Agreement within a time period acceptable to its existing lenders. Assuming the Company executes the amendment to the Credit Agreement on terms materially consistent with those set forth in the Temporary Waiver, and that the Company obtains the Credit Agreement refinancing as currently contemplated, the Company believes that it will have sufficient liquidity with its current cash balances and borrowing capacity under the Credit Agreement revolver (as amended), or new revolver, as applicable, to meet its short-term cash needs.

The Company currently cannot predict whether the existing lenders will exercise their rights and remedies under the Credit Agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. As there can be no assurance that we will be able to successfully implement our refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our condensed consolidated financial statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statement of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting only of a normal recurring nature) necessary for a fair statement of the Company’s financial position as of September 30, 2018, and its results of operations and its cash flows for the three and nine months ended September 30, 2018. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

We have substantially completed the process of evaluating the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the new guidance. Retention related balances will be presented as a separate contract asset instead of a component of accounts receivable on the face of the balance sheet. Management will evaluate the nature of warranties provided to the Company’s customers to determine if such warranties represent an assurance-type or service-type warranty, which requires identification and treatment as a separate performance obligation. For purposes of revenue recognition, such warranties are currently included in total estimated project costs. Further, management intends to develop a process for calculating the balance of remaining unsatisfied performance obligations, which is a required disclosure under the new revenue recognition standard that may differ from the historical calculation of backlog, although we intend to continue disclosing backlog in our future SEC filings. We will draft revised accounting policies and evaluate the enhanced disclosure requirements on our business processes, controls and systems.

We anticipate adopting the standard on January 1, 2019 using the modified retrospective method. As a result of the review of our various types of revenue arrangements, we do not anticipate that the adoption will have a material impact on our Condensed Consolidated Financial Statements, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to correct inconsistencies in the guidance and clarify how to apply certain provisions of the lease standards. In addition, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” intended to reduce costs and ease implementation of the leases standard for financial statement preparers by providing a new transition method and a practical expedient for separating components of a contract. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Because the Company’s EGC status is set to expire on December 31, 2019, unless other disqualifying provisions apply prior to that date (see Item 2. JOBS Act), the Company is expected to comply with this standard beginning the fourth quarter of 2019. Earlier application is permitted. Management has not yet commenced its analysis of these standards and therefore cannot estimate the impact of their adoption on the Condensed Consolidated Financial Statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” to simplify the accounting for share-based payment transactions to non-employees for goods and services by aligning it with the guidance for share-based payments to employees. Because the Company’s EGC status is set to expire on December 31, 2019, unless other disqualifying provisions apply prior to that date (see Item 2. JOBS Act), the Company is expected to comply with this standard beginning the fourth quarter of 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09, “Revenue from Contracts with Customers—Topic 606.” The adoption of this standard is expected to have no material impact on the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard only impacts disclosure and therefore, the Company does not expect that it will have an impact on the Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract,” addressed diversity in practice and simplified accounting for implementation costs associated with cloud computing arrangements. This guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company early adopted this standard during the quarter ended September 30, 2018, and accordingly followed the guidance to expense fees as incurred for its single cloud computing service contract. The adoption of this standard had no material impact on the Condensed Consolidated Financial Statements.

In August 2018, the Securities and Exchange Commission (the “Commission”) adopted amendments to simplify certain disclosure requirements that were redundant, duplicative, overlapping or outdated based on other Commission disclosure requirements, GAAP or other changes in the information environment. The final rule amends Rule 10-01 of Regulation S-X (Rule 8-03 for smaller reporting companies) and requires registrants to disclose changes in shareholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date interim periods, with subtotals for each interim period.”  Registrants may present the activity in a separate statement of changes in stockholders’ equity or in the notes to the interim financial statements. These amendments became effective 30 days from publication in the Federal Register on November 5, 2018. The Company early adopted this rule and changed is presentation of its changes in stockholders’ equity this quarter as shown in its Condensed Consolidated Statement of Stockholders’ Equity.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for uncollectible accounts are comprised of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accounts receivable	$112,448	$103,506
Retainage	28,160	26,070
Allowance for doubtful accounts	(279)	(233)
Accounts receivable, net	$140,329	$129,343

Note 5 – Contracts in Progress

(in thousands)	September 30, 2018	December 31, 2017
Revenue earned on uncompleted contracts	$649,582	$557,164
Less: Billings to date	(669,595)	(552,701)
Net underbilling (overbilling)	$(20,013)	4,463

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$32,407	$33,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(52,420)	(28,543)
Net underbilling (overbilling)	$(20,013)	$4,463

Accounts payable includes retainage due to subcontractors totaling $11.8 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

We recorded revisions in our contract estimates for certain construction and service projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on construction projects of $9.0 million and $18.0 million for the three and nine months ended September 30, 2018, respectively, and gross profit write downs on service projects of $0.6 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in our contract estimates on construction projects resulting in gross profit write ups totaling $2.6 million for the nine months ended September 30, 2018. Revisions in our contract estimates on service projects resulted in gross profit write ups of $0.6 million for the nine months ended September 30, 2018.

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,708)	$122
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,923)	2,787
Favorable Leasehold Interests	530	(149)	381
Total amortized intangible assets	10,950	(7,660)	3,290
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(7,660)	$13,250
Goodwill	$10,488	$-	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,347)	$483
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,359)	3,351
Favorable Leasehold Interests	530	(99)	431
Total amortized intangible assets	10,950	(6,685)	4,265
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(6,685)	$14,225
Goodwill	$10,488	$-	$10,488

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

Total amortization expense for these amortizable intangible assets was $1.0 million for the nine months ended September 30, 2018 and $2.8 million for the nine months ended September 30, 2017. Due to the Company's significant additional project write downs recorded during the quarter ended September 30, 2018 representing a triggering event, management performed an impairment test for goodwill and indefinite-lived intangible assets.  Based on the results of the Company's analysis, the fair value of both the Construction and Service reporting units exceeded their respective carrying amounts.  This resulted in no impairment charges for the nine months ended September 30, 2018.  Similarly, no impairment charges were recorded for the nine months ended September 30, 2017. The Company will update its annual assessment of goodwill and intangible assets in the fourth quarter of 2018.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2018	December 31, 2017
Credit Agreement – revolver	$11,976	$5,658
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019	7,986	-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through July 2021	15,235	17,635
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 5.39% through 2022	4,402	3,830
Total debt	39,599	27,123
Less - Current portion	(36,628)	(6,358)
Less - Debt issuance costs	(327)	(209)
Long-term debt	$2,644	$20,556

Credit Agreement

In 2016, LFS, a subsidiary of the Company, entered into the Credit Agreement. The Credit Agreement consists of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement is collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the Credit Agreement term loan were due quarterly through June 30, 2018. Principal payments of $900,000 on the Credit Agreement term loan are now due at the end of each quarter through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bear interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At September 30, 2018, the interest rates in effect were 6.2% on the Credit Agreement term loan, 8.3% on the Credit Agreement revolver and 7.2% on the Bridge Term Loan (as defined below).

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

The Borrower is required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year. The Bridge Term Loan will mature on April 12, 2019. Accordingly, the related principal balance of $8.0 million was classified as current at September 30, 2018. The Bridge Term Loan is guaranteed by the same guarantors (including Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC) and secured (on a pari passu basis) by the same collateral as the other loans under the Credit Agreement.

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

The Credit Agreement requires the Company to comply with certain financial performance covenants including the following: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.25 (which was decreased to 1.15 for the fiscal quarters ending on June 30, 2018 through December 31, 2018) and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. As of September 30, 2018, the Company’s senior leverage ratio was 4.33, which exceeded the 2.75 maximum threshold. In addition, the Company’s fixed charge coverage ratio was 0.49, which did not meet the 1.15 minimum requirement. As a result of these violations, the lenders have requested that the Company seek alternative financing. As further discussed in Note 2 - Significant Accounting Policies, on November 19, 2018, the Company and the lenders executed the Temporary Waiver, which provides for a temporary waiver of the two covenant violations through November 30, 2018, so long as no new defaults or events of default occur in the intervening period. At the conclusion of the temporary waiver period, the lenders have reserved their rights and remedies to terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders are under no obligation to execute a restructured credit agreement by the November 30, 2018 date. As a result, the Company’s remaining long-term debt under the Credit Agreement, comprising $23.6 million of borrowings under the Credit Agreement revolver and the Credit Agreement term loan, was reclassified as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018.

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

The Company had $8.6 million of availability under its Credit Agreement revolver at September 30, 2018.

Note 8 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At September 30, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). At December 31, 2017, the Company had outstanding warrants exercisable for 4,659,472 shares of common stock.

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At September 30, 2018 and December 31, 2017, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019. Each UPO consists of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

On August 30, 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 438,800 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The Company granted additional RSU awards during the third quarter of 2018. See Note 17 – Management Incentive Plans.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the Credit Agreement term loan approximates its fair value due to the variable rate on such debt. As of September 30, 2018, the Company determined the fair value of its Credit Agreement term loan at $15.2 million, its Credit Agreement revolver at $12.0 million and the Bridge Term Loan at $8.0 million. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
EPS numerator:
Net income (loss)	$(3,505)	$128	$(5,219)	$(417)
Less: Premium paid on redemption of redeemable convertible preferred stock	-	847	2,219	847
Less: Undistributed preferred stock dividends	-	149	(113)	631
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,505)	$(868)	$(7,325)	$(1,895)

EPS denominator:
Weighted average shares outstanding – basic	7,575	7,472	7,553	7,460
Impact of dilutive securities	-	-	-	-
Weighted average shares outstanding – diluted	7,575	7,472	7,553	7,460

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.46)	$(0.12)	$(0.97)	$(0.25)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.46)	$(0.12)	$(0.97)	$(0.25)

The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Warrants (See Note 8)	630,645	345,013	299,795	459,978
Class A Preferred Stock (See Note 9)	-	593,913	22,564	730,549
Stock-based compensation (See Note 17)	60,914	5,738	56,331	1,934
UPOs (See Note 8)	1,816	4,886	3,279	5,581
Total	693,375	949,550	381,969	1,198,042

Note 12 – Income Taxes

The Company is taxed as a C corporation.

For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate, adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment. The provision (benefit) for income taxes consist of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Current tax provision (benefit)
U.S. federal	$16	$-	$16	$-
State and local	79	(3)	79	(3)
Total current tax provision (benefit)	95	(3)	95	(3)

Deferred income tax provision (benefit)
U.S. federal	$(286)	$222	$(832)	$(332)
State and local	6	109	(199)	(17)
Total deferred income tax provision (benefit)	(280)	331	(1,031)	(349)
Income tax provision (benefit)	$(185)	$328	$(936)	$(352)

No valuation allowance was required as of September 30, 2018 or December 31, 2017.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there was no liability for uncertain tax positions as of September 30, 2018 or December 31, 2017. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of September 30, 2018 and December 31, 2017.

The effective tax benefit rate for the nine months ended September 30, 2018 and 2017 was 16.7% and 38.0%, respectively.

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended September 30,
(in thousands)	2018	2017
Statement of Operations Data:
Revenue:
Construction	$109,389	$95,779
Service	25,673	25,520
Total revenue	135,062	121,299

Gross profit:
Construction	4,967	10,068
Service	5,723	5,342
Total gross profit	10,690	15,410

Selling, general and administrative expenses:
Construction	7,770	6,394
Service	3,680	3,545
Corporate	1,875	3,670
Total selling, general and administrative expenses	13,325	13,609
Amortization of intangibles	304	807
Operating income (loss)	$(2,939)	$994

Operating income (loss) for reportable segments	$(2,939)	$994
Less unallocated amounts:
Interest expense, net	(787)	(545)
Gain (loss) on sale of property and equipment	36	7
Total unallocated amounts	(751)	(538)
Total consolidated income (loss) before income taxes	$(3,690)	$456

Other Data:
Depreciation and amortization:
Construction	$710	$715
Service	185	317
Corporate	523	993
Total other data	$1,418	$2,025

	Nine months ended September 30,
(in thousands)	2018	2017
Statement of Operations Data:
Revenue:
Construction	$319,934	$283,465
Service	75,208	70,862
Total revenue	395,142	354,327

Gross profit:
Construction	23,738	29,997
Service	16,037	14,720
Total gross profit	39,775	44,717

Selling, general and administrative expenses:
Construction	22,780	18,848
Service	11,516	10,547
Corporate	8,380	11,568
Total selling, general and administrative expenses	42,676	40,963
Amortization of intangibles	975	2,831
Operating loss	$(3,876)	$923

Operating loss for reportable segments	$(3,876)	$923
Less unallocated amounts:
Interest expense, net	(2,355)	(1,562)
Gain (loss) on sale of property and equipment	76	(130)
Total unallocated amounts	(2,279)	(1,692)
Total consolidated loss before income taxes	$(6,155)	$(769)

Other Data:
Depreciation and amortization:
Construction	$2,080	$2,694
Service	557	1,309
Corporate	1,579	3,380
Total other data	$4,216	$7,383

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.1 million and $3.4 million for the three and nine months ended September 30, 2018, respectively.

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

LFS and Harper, wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss their lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts will be paid by the Company’s insurance carriers. The Company will not have any monetary exposure. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs have been included in the captions labeled as Other current assets and Accrued expenses and other current liabilities, respectively, in the Condensed Consolidated Balance Sheet as of September 30, 2018.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2018, the Company had approximately $90.8 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

 The components of the self-insurance liability as of September 30, 2018 and December 31, 2017 are as follows:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Current liability — workers’ compensation and general liability	$577	$408
Current liability — medical and dental	409	508
Non-current liability	531	412
Total liability shown in Accrued expenses and other liabilities	$1,517	$1,328
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At September 30, 2018 and December 31, 2017, the Company’s contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $435.8 million and $426.7 million, respectively. In addition, Service backlog as of September 30, 2018 and December 31, 2017 was $51.7 million and $34.7 million, respectively.

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

Service-Based Awards

In 2018, the Company granted 81,267 service-based RSUs to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the nine months ended September 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	176,965	$13.25
Granted	81,267	13.38
Vested	(74,951)	13.25
Forfeited	(5,167)	13.25
Unvested at September 30, 2018	178,114	$13.31

Performance-Based Awards

In 2018, the Company granted 61,000 performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2016 Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and nine months ended September 30, 2018, the Company did not recognize any stock-based compensation expense related to these awards or to the awards that were granted on August 30, 2017.

The following table summarizes our PRSU activity for the nine months ended September 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	66,500	$13.25
Granted	61,000	13.47
Vested	-	-
Forfeited	(3,750)	13.25
Unvested at September 30, 2018	123,750	$13.36

Market-Based Awards

The following table summarizes our market-based RSU activity for the nine months ended September 30, 2018:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	146,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(6,000)	6.58
Unvested at September 30, 2018	140,500	$6.58

Total recognized stock-based compensation expense amounted to $0.6 million and $1.7 million for the three and nine months ended September 30, 2018, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $1.6 million at September 30, 2018. These costs are expected to be recognized over a weighted average period of 1.6 years.

Note 18 – Subsequent Events

On November 19, 2018, management and the lenders executed the Temporary Waiver, which provides for a temporary waiver of the Company’s noncompliance with two Credit Agreement covenants as of September 30, 2018. See Note 2 for the details and the implications of this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in subsequent Quarterly Reports on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

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

Going Concern

Under FASB ASU 2014-15, “Presentation of Financial Statements – Going Concern,” management is required to evaluate conditions or events as related to uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern and to provide related financial disclosures, as applicable. Our condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As further discussed in Note 7 - Debt, as of September 30, 2018, the Company was not in compliance with the senior leverage and fixed charge coverage ratio requirements under its senior credit agreement (the “Credit Agreement”). As a result of these violations, the lenders have requested that the Company seek alternative financing. On November 19, 2018, the Company and the lenders executed a Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents (the “Temporary Waiver”), which provides for a temporary waiver of the aforementioned covenant violations through November 30, 2018 (the “temporary waiver period”), so long as no new defaults or events of default occur in the intervening period. During the temporary waiver period, the lenders agreed to waive their rights and remedies under the Credit Agreement, including the termination of their working capital funding to the Company and demanding repayment of all amounts due under the Credit Agreement. In the event of a new default or event of default during the temporary waiver period, the lenders retained their rights to immediately exercise their rights and remedies. The Temporary Waiver also outlines terms of a restructured credit agreement, which the Company and the lenders expect to execute by November 30, 2018.

The terms of the restructured credit agreement are expected to include, among other things:

•	An acceleration of the maturity date for the revolving credit facility (“Credit Agreement revolver”) and term loans (“Credit Agreement term loan”) from July 20, 2021 to March 31, 2020 (with the maturity date for the $10.0 million bridge term loan (the “Bridge Term Loan”) remaining at April 12, 2019);

•	Reductions of the lenders’ $25.0 million commitment under the Credit Agreement revolver to $22.5 million on December 31, 2018, and $20.0 million on January 31, 2019;

•	Simplified financial covenants of $6.5 million in Adjusted EBITDA for the quarter ended December 31, 2018, and fixed charge coverage ratios of 1.1x for the six-month period ending March 31, 2019, the nine-month period ending June 30, 2019, and the trailing twelve-month periods on a quarterly basis thereafter, any violations of which will trigger an event of default and covenant fee of $0.3 million;

•	Achievement of three milestone dates related to the Company’s refinancing efforts, any violations of which will trigger fees ranging from $0.3 million to $0.5 million;

•	Additional reporting to the lenders with respect to the Company’s cash flow forecasting, bonding activity and the status of its refinancing efforts;

•	Restrictions on the incurrence of additional debt and the completion of acquisitions with the existing lenders;

•	The lenders’ ability to request the engagement of a consultant to review the Company’s operations and/or procedures at any time; and

•	Commencing at the conclusion of the temporary waiver period, if a restructured credit agreement is not in place, an increase of 2.00% per annum in the interest rates, fees and other amounts payable on any outstanding loans, obligations and letter of credit fees.

At the conclusion of the temporary waiver period, the lenders may terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders are not obligated to execute a restructured credit agreement by the November 30, 2018 date. Accordingly, the Company’s remaining long-term debt under the Credit Agreement, comprising $23.6 million borrowings under the Credit Agreement revolver and the Credit Agreement term loans, was reclassified as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018. As a result, the Company’s current liabilities exceeded its current assets by $2.2 million as of this date. If the lenders terminate their working capital funding and/or demand repayment of all existing borrowings, this could result in the Company being unable to meet its working capital obligations.

Management is diligently pursuing the refinancing of its existing obligations under the Credit Agreement. To assist in the refinancing effort, the Company has engaged a middle market financial institution that is currently a member of the Company’s existing bank group. This institution is seeking to underwrite and hold approximately $15 million of a $30 million revolving credit facility; to syndicate the balance of the revolving credit facility; and to place up to $50 million of term debt. The proceeds of the new financing would be used to retire the Company's existing indebtedness, to pay fees and expenses, and for general corporate purposes. The contemplated financing remains subject to underwriting, syndication and other customary terms and conditions.  In addition to the bank refinancing described above, the Company may seek alternative sources of equity financing. The Company believes that it will execute an amendment to the Credit Agreement with its existing lenders by November 30, 2018, and that it will be able to refinance the Credit Agreement within a time period acceptable to its existing lenders. Assuming the Company executes the amendment to the Credit Agreement on terms materially consistent with those set forth in the Temporary Waiver, and that the Company obtains the Credit Agreement refinancing as currently contemplated, the Company believes that it will have sufficient liquidity with its current cash balances and borrowing capacity under the Credit Agreement revolver (as amended), or new revolver, as applicable, to meet its short-term cash needs.

The Company currently cannot predict whether the existing lenders will exercise their rights and remedies under the Credit Agreement. Additionally, since the Company has no firm commitments for additional financing, there can be no assurances that the Company will be able to secure additional financing on terms that are acceptable to the Company, or at all. As there can be no assurance that we will be able to successfully implement our refinancing plan, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our Condensed Consolidated Financial Statements do not include adjustments, if any, that might arise from the outcome of this uncertainty.

Challenges in Mid-Atlantic

Our earnings for the three and nine-month periods ended September 30, 2018 were severely impacted by higher than expected costs on projects in our Mid-Atlantic region. The excess costs, which were discovered in late September, were caused by overruns related to continued project delays, and the inefficiencies caused by those delays. We were also impacted by the costs of certain portions of our installed work requiring rework. Management is taking the following remedial actions in the Mid-Atlantic region:

•	We have submitted claims for equitable adjustments to our contract prices due to the impacts caused by customers and other subcontractors. We are continuing to assess expanding these claims due to continuing delays. We are also assessing our position to submit claims on several additional projects within the Mid-Atlantic region where the Company was impacted by the actions of other parties.

•	We have submitted change orders for various design changes and other directives by our customers, a portion of which is expected to result in additional cash flow when billed and collected.

•	We hired a new Mid-Atlantic branch manager and supplemented the Mid-Atlantic management team with an additional operations manager, who will remain in place there for the foreseeable future. This operations manager is onsite at our projects reviewing existing work and providing training to project staff.

•	In the Mid-Atlantic region, we continue to market and sell new business for smaller projects and within our service segment and electrical offering, but we have scaled back our pursuit of major construction projects in this regional market for any major complex work commencing before June 30, 2019.

•	We are reducing our craft labor headcount from more than 350 employees to more sustainable levels, and expect to achieve a reduction to 175 to 225 craft employees by December 2018.

We continue to closely monitor our operations in the Mid-Atlantic region and evaluate additional measures to address the project delays and increased costs.

JOBS Act

We are an emerging growth company (“EGC”) pursuant to the Jumpstart Our Business Startups Act (the “JOBS Act”). The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying companies. Under the JOBS Act, we will remain an EGC until the earliest of:

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

Pursuant to Section 107(b) of the JOBS Act, as an EGC we elected to delay adoption of accounting pronouncements newly issued or revised after April 5, 2012 and applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Key Components of Condensed Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts to deliver heating, ventilation, and air conditioning (“HVAC”), plumbing, and electrical construction services to our customers. The duration of our contracts generally ranges from six months to two years. Revenue from fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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

Comparison of Results of Operations for the three months ended September 30, 2018 and September 30, 2017

The following table presents operating results for the three months ended September 30, 2018 and September 30, 2017 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended September 30,
	2018			2017
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$109,389	81.0%		$95,779	79.0%
Service	25,673	19.0%		25,520	21.0%
Total revenue	135,062	100.0%		121,299	100.0%

Gross profit:
Construction	4,967	4.5	%(1)	10,068	10.5	%(1)
Service	5,723	22.3	%(2)	5,342	20.9	%(2)
Total gross profit	10,690	7.9%		15,410	12.7%

Selling, general and administrative:
Construction	7,770	7.1	%(1)	6,394	6.7	%(1)
Service	3,680	14.3	%(2)	3,545	13.9	%(2)
Corporate	1,875	1.4	%(3)	3,670	3.0	%(3)
Total selling, general and administrative expenses	13,325	9.9%		13,609	11.2%

Amortization of intangibles (Corporate)	304	0.2%		807	0.7%

Operating income (loss):
Construction	(2,803)	(2.6	)%(1)	3,674	3.8	%(1)
Service	2,043	8.0	%(2)	1,797	7.0	%(2)
Corporate	(2,179)	-		(4,477)	-
Total operating income	(2,939)	(2.2)%		994	0.8%

Other expenses (Corporate)	(751)	(0.6)%		(538)	(0.4)%
Total consolidated income (loss) before income taxes	(3,690)	(2.7)%		456	0.4%
Income tax provision (benefit)	(185)	(0.1)%		328	0.3%
Net income (loss)	$(3,505)	$(2.6)%		$128	$0.1%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	109,389	95,779	13,610	14.2%
Service	25,673	25,520	153	0.6%
Total revenue	135,062	121,299	13,763	11.3%

Revenue for the three months ended September 30, 2018 increased by $13.8 million compared to the revenue generated for the three months ended September 30, 2017. Construction revenue increased by $13.6 million, or 14.2%, and Service revenue increased by $0.2 million, or 0.6%. The increase in Construction revenue was primarily driven by revenue increases at the Eastern Pennsylvania, New England, Southern California, Florida and Ohio regions, which were largely a result of health care, transportation and mission critical projects. These increases were partially offset by decreases in the Michigan, and Western Pennsylvania regions due to the substantial completion of four projects since the third quarter of 2017 and project write downs in the Mid-Atlantic region. Maintenance contract revenue, a component of Service revenue, was $3.6 million and $3.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively, an increase of $0.3 million or 9.1%.

Gross Profit

	Three months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	4,967	10,068	(5,101)	(50.7)%
Service	5,723	5,342	381	7.1%
Total gross profit	10,690	15,410	(4,720)	(30.6)%
Total gross profit as a percentage of consolidated total revenue	7.9%	12.7%

Our gross profit for the three months ended September 30, 2018 decreased by $4.7 million compared to our gross profit for the three months ended September 30, 2017. Construction gross profit decreased $5.1 million or 50.7% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $0.4 million, or 7.1% due to increased maintenance service revenue, increased service work volume and more favorable project pricing. The total gross profit percentage decreased from 12.7% for the three months ended September 30, 2017 to 7.9% for the same period ended in 2018, mainly driven by revisions in contract estimates resulting in gross profit write downs.

For the three months ended September 30, 2018, we recorded revisions in our contract estimates for certain construction and service projects. We recorded gross profit write downs on four construction projects and one service project within our Mid-Atlantic unit for the three months ended September 30, 2018, each of which had a material gross profit impact, for an aggregate revision of $9.0 million and $0.6 million, respectively. We have undertaken extensive internal reviews by personnel not assigned to these projects, employed outside consultants and are pursuing recovery remedies which will likely not be realized until 2019, if at all. We are not currently in a position to recognize any potential recoveries in our financial statements.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	7,770	6,394	1,376	21.5%
Service	3,680	3,545	135	3.8%
Corporate	1,875	3,670	(1,795)	(48.9)%
Total selling, general and administrative expenses	13,325	13,609	(284)	(2.1)%

Selling, general and administrative expenses as a percentage of consolidated total revenue	9.9%	11.2%

Our total selling, general and administrative (“SG&A”) expenses decreased by approximately $0.3 million to $13.3 million for the three months ended September 30, 2018 compared to $13.6 million for the three months ended September 30, 2017. For the three months ended September 30, 2018, Corporate SG&A expense included $0.6 million of stock-based compensation expense associated with the grant of restricted stock units, a decrease from $0.9 million for the same quarter of 2017. Additionally, Corporate SG&A expense decreased by $2.1 million in the third quarter of 2018 due to lower payroll related incentive compensation expense due to the company’s performance, offset by a $0.2 million increase in professional fees. For the three months ended September 30, 2018, our branches incurred incremental combined segment-related expenses totaling $0.7 million due to higher salary and benefits costs related to new hires. Our segments also incurred an incremental $0.1 million of rent expenses and $0.2 million of pre-sales engineering costs not incurred in the third quarter of 2017. Selling, general and administrative expenses as a percentage of revenues were 9.9% for the three months ended September 30, 2018 down from 11.2% for the three months ended September 30, 2017.

Amortization of Intangibles

	Three months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	304	807	(503)	(62.3)%

Total amortization expense for the amortizable intangible assets was $0.3 million for the three months ended September 30, 2018 and $0.8 million for the three months ended September 30, 2017. This decrease of $0.5 million was attributable to amortization for the Backlog – Construction asset being $0.4 million lower for the three months ended September 30, 2018 than for the three months ended September 30, 2017.

Other Expenses

	Three months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(787)	(545)	242	44.4%
Gain (loss) on disposition of property and equipment	36	7	29	414.3%
Total other income (expenses)	(751)	(538)	213	39.6%

Other expenses, primarily interest expense, were $0.8 million for the three months ended September 30, 2018 and $0.5 million for the three months ended September 30, 2017. The increase in interest expense was primarily due to the Company having $4.6 million of additional borrowings under the Credit Agreement at September 30, 2018 as compared to September 30, 2017 and the addition of the Bridge Term Loan which was not outstanding during the 2017 period.

Income Taxes

The Company recorded $16 thousand current federal tax provision and $79 thousand current state and local income tax provision for the three months ended September 30, 2018. No current federal income tax provision and $3 thousand of current state and local income tax benefit were recorded for the three months ended September 30, 2017. Deferred income tax benefit for the three months ended September 30, 2018 was $0.3 million and deferred income tax provision for the three months ended September 30, 2017 was $0.3 million. This decrease was primarily due to the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) signed into law on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 34% to 21%, effective January 1, 2018. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Comparison of Results of Operations for the nine months ended September 30, 2018 and September 30, 2017

The following table presents operating results for the nine months ended September 30, 2018 and September 30, 2017 in dollars and expressed as a percentage of total revenue, as compared below:

	Nine months ended September 30,
	2018			2017
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$319,934	81.0%		$283,465	80.0%
Service	75,208	19.0%		70,862	20.0%
Total revenue	395,142	100.0%		354,327	100.0%

Gross profit:
Construction	23,738	7.4	%(1)	29,997	10.6	%(1)
Service	16,037	21.3	%(2)	14,720	20.8	%(2)
Total gross profit	39,775	10.1%		44,717	12.6%

Selling, general and administrative:
Construction	22,780	7.1	%(1)	18,848	6.6	%(1)
Service	11,516	15.3	%(2)	10,547	14.9	%(2)
Corporate	8,380	2.1	%(3)	11,568	3.3	%(3)
Total selling, general and administrative expenses	42,676	10.8%		40,963	11.6%

Amortization of intangibles (Corporate)	975	0.2%		2,831	0.8%

Operating income (loss):
Construction	958	0.3	%(1)	11,149	3.9	%(1)
Service	4,521	6.0	%(2)	4,173	5.9	%(2)
Corporate	(9,355)	-		(14,399)	-
Total operating loss	(3,876)	(1.0)%		923	0.3%

Other expenses (Corporate)	(2,279)	(0.6)%		(1,692)	(0.5)%
Total consolidated loss before income taxes	(6,155)	(1.6)%		(769)	(0.2)%
Income tax benefit	(936)	(0.2)%		(352)	(0.1)%
Net loss	$(5,219)	$(1.3)%		$(417)	$(0.1)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	319,934	283,465	36,469	12.9%
Service	75,208	70,862	4,346	6.1%
Total revenue	395,142	354,327	40,815	11.5%

Revenue for the nine months ended September 30, 2018 increased by $40.8 million compared to the revenue generated for the nine months ended September 30, 2017. Construction revenue increased by $36.5 million, or 12.9%, and Service revenue increased by $4.3 million or 6.1%. The increase in Construction revenue was primarily driven by revenue increases at the Mid-Atlantic, New England, Southern California, Florida, Ohio and Eastern Pennsylvania regions, which were largely a result of health care, transportation and mission critical projects. These increases were partially offset by decreases in the Michigan and Western Pennsylvania regions. The increase in Service revenue resulted primarily from growth in the Ohio, Florida and Eastern Pennsylvania regions due to increased focus on owner direct, small service projects and spot work, and was partially offset by a revenue decrease in the Southern California region, primarily due to the substantial completion of two projects since the second quarter of 2017. Maintenance contract revenue, a component of service revenue, was $10.3 million and $9.4 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, an increase of $0.9 million or 9.6%.

Gross Profit

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	23,738	29,997	(6,259)	(20.9)%
Service	16,037	14,720	1,317	8.9%
Total gross profit	39,775	44,717	(4,942)	(11.1)%
Total gross profit as a percentage of consolidated total revenue	10.1%	12.6%

Our gross profit for the nine months ended September 30, 2018 decreased by $4.9 million compared to the gross profit for the nine months ended September 30, 2017. Construction gross profit decreased by $6.3 million or 20.9% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $1.3 million, or 8.9% as a result of increased maintenance service revenue, increased service work volume and more favorable pricing year over year, despite the single service project write down described below. The total gross profit percentage decreased from 12.6% for the nine months ended September 30, 2017 to 10.1% for the same period ended in 2018, mainly driven by revisions in contract estimates resulting in gross profit write downs.

For the nine months ended September 30, 2018, we recorded revisions in our contract estimates for certain construction and service projects. We recorded gross profit write downs on nine construction projects and one service project for the nine months ended September 30, 2018, each of which had a material gross profit impact, for aggregate revisions of $18.0 million ($17.0 million attributable to the Mid-Atlantic region) and $1.5 million (all of which is attributable to the Mid-Atlantic region), respectively. We have undertaken extensive internal reviews by personnel not assigned to these projects, employed outside consultants and are pursuing recovery remedies for costs incurred due to delays and disruptions, which will likely not be realized until 2019, if at all. We are not currently in a position to recognize any potential recoveries in our financial statements. We also recorded revisions in our contract estimates on five construction projects resulting in gross profit write ups totaling $2.6 million and one service project resulting in a gross profit write up totaling $0.6 million for the nine months ended September 30, 2018.

Selling, General and Administrative Expenses

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	22,780	18,848	3,932	20.9%
Service	11,516	10,547	969	9.2%
Corporate	8,380	11,568	(3,188)	(27.6)%
Total selling, general and administrative expenses	42,676	40,963	1,713	4.2%

Selling, general and administrative expenses as a percentage of consolidated total revenue	10.8%	11.6%

Our total SG&A expenses increased by approximately $1.7 million to $42.7 million for the nine months ended September 30, 2018 compared to $41.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, Corporate SG&A expense included $1.7 million of stock-based compensation expense associated with the grant of restricted stock units, an increase from $0.9 million in the same period ended September 30, 2017. Additionally, Corporate SG&A expense decreased by $3.2 million due to lower payroll related incentive compensation expense related to the Company’s performance and $0.8 million for certain nonrecurring professional fees for the first nine months of 2018. For the nine months ended September 30, 2018, we incurred $0.2 million in incremental Corporate rent expense. We also incurred $2.7 million in higher salary and benefits costs related to new hires at our branches, and incremental expense of $0.1 million for professional fees, $0.5 million for segment rent expense and $0.5 million for pre-sales engineering costs, as partially offset by the absence of $0.2 million in 2017 bad debt expense related to a bankrupt customer. SG&A expenses as a percentage of revenues were 10.8% for the nine months ended September 30, 2018 and 11.6% for the nine months ended September 30, 2017.

Amortization of Intangibles

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	975	2,831	(1,856)	(65.6)%

Total amortization expense for the amortizable intangible assets was $1.0 million for the nine months ended September 30, 2018 and $2.8 million for the nine months ended September 30, 2017. Of this $1.9 million decrease, $0.5 million was attributable to the Backlog – Service intangible asset becoming fully amortized in 2017, amortization on the Backlog – Construction asset being $1.2 million lower for the nine months ended September 30, 2018 than for the nine months ended September 30, 2017, and amortization on the Customer Relationships – Service intangible asset being $0.1 million lower for the nine months ended September 20, 2018 than for the same period ended September 30, 2017.

Other Expenses

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(2,355)	(1,562)	793	50.8%
Gain (loss) on disposition of property and equipment	76	(130)	206	158.5%
Total other expenses	(2,279)	(1,692)	587	34.7%

Other expenses, primarily interest expense, were $2.3 million for the nine months ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2017. The $0.8 million increase in interest expense was due to the Company’s increase in outstanding borrowings under its Credit Agreement revolver and the addition of the Bridge Term Loan totaling $10.0 million during the 2018 period.

Income Taxes

The Company recorded $16 thousand current federal tax provision and $79 thousand current state and local income tax provision for the nine months ended September 30, 2018. No current federal income tax provision and $3 thousand of current state and local income tax benefit were recorded for the nine months ended September 30, 2017. Deferred income tax benefit for the nine months ended September 30, 2018 and September 30, 2017 was $1.0 million and $0.3 million, respectively. The effective tax rate for the nine months ended September 30, 2018 and 2017 was 16.7% and 38.0%, respectively. This decrease in effective tax rates was primarily due to the Tax Reform Act. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog as of September 30, 2018 was $435.8 million compared to $426.7 million at December 31, 2017, which reflects new construction contract awards that we received during the first nine months of 2018. In addition, Service backlog as of September 30, 2018 was $51.7 million compared to $34.7 million at December 31, 2017 as a result of incremental Service sales generated from the Company’s investment in Service sales staff over the past few years. Of the total backlog at September 30, 2018, we expect to recognize approximately $112.3 million by the end of 2018.

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

Liquidity and Capital Resources

Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by cash generated from operating activities and borrowings from commercial banks under our Credit Agreement.

The following table presents summary cash flow information for the periods indicated:

	Nine months ended September 30,
(in thousands)	2018	2017
Net cash provided by (used in):
Operating activities	$2,219	$(5,341)
Investing activities	(3,287)	(2,282)
Financing activities	968	978
Net decrease in cash and cash equivalents	$(100)	$(6,645)

Property and equipment financed with capital leases	$1,989	$1,344
Interest paid	2,125	1,427
Financed insurance premium	-	2,135

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2018, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of September 30, 2018	As of December 31, 2017
Current assets	$210,175	$166,260
Current liabilities	(212,343)	(135,484)

Net working capital	$(2,168)	$30,776
Current ratio*	0.99	1.23

*	Current ratio is calculated by dividing current assets by current liabilities.

As discussed further above and in Note 7 to the accompanying Condensed Consolidated Financial Statements, as of September 30, 2018, the Company was not in compliance with the senior leverage and fixed charge coverage ratio requirements as required by the Credit Agreement. On November 19, 2018, the Company and the lenders executed the Temporary Waiver, which provides for a temporary waiver of the two covenant violations through November 30, 2018, so long as no new defaults or events of default occur in the intervening period. At the conclusion of the temporary waiver period, the lenders have reserved their rights and remedies to terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders are not obligated to execute a restructured credit agreement by the November 30, 2018 date. Accordingly, the Company’s remaining long-term debt under the Credit Agreement, comprising $23.6 million of borrowings under the Credit Agreement revolver and the Credit Agreement term loan, was reclassified as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018, thereby resulting in a working capital deficit position.

Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by operating activities were $2.2 million for the nine months ended September 30, 2018 compared to cash flows used in operating activities of $5.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, the key components included in cash provided by operating activities were increases of $31.7 million in accrued expenses and other current liabilities and $23.9 million in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings), as offset by increases of $34.0 million in other current assets and $11.0 million in accounts receivable and a decrease of $7.3 million in accounts payable. The increases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement referenced in Note 14 to the accompanying Condensed Consolidated Financial Statements. The settlement of this matter is being entirely covered by the Company’s insurance carriers. The accounts receivable increase resulted from high September 2018 billings not yet collected at September 30, 2018. The changes in overbillings were primarily due to new construction projects progressing and project progress allowing for additional billings for both work in progress and work completed.

Cash flows used in operating activities were $5.3 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we experienced a favorable decrease in costs and estimated earnings in excess of billing on uncompleted contracts (i.e., underbillings) of $2.3 million, offset by the unfavorable impacts of a decrease in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings) of $6.1 million, an increase in receivables of $5.7 million, and a $3.2 million decrease in accrued expenses and other current liabilities. Based on the decreases in overbillings of $6.1 million and in underbillings of $2.3 million, we experienced a decrease of $3.8 million in our net overbilled position at September 30, 2017. This decrease was wholly attributable to our less overbilled position of $4.8 million on a large construction project that was nearing completion at the end of the third quarter. The increase in receivables was attributable to slower overall collections. The decrease in accrued expenses resulted almost entirely from a $2.8 million decrease in our incentive compensation accrual at September 30, 2017, due to year-end 2016 incentive bonuses paid in the first quarter of 2017.

Non-cash charges for depreciation and amortization decreased to $4.2 million for the nine months ended September 30, 2018 down from $7.4 million for the nine months ended September 30, 2017, due primarily to accelerated amortization on certain intangible assets acquired as part of the 2016 acquisition of LHLLC, some of which are now fully amortized.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $3.3 million for the nine months ended September 30, 2018 and $2.3 million for the nine months ended September 30, 2017. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $1.0 million for both the nine months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018, we borrowed $101.0 million and repaid a total of $94.7 million on the Credit Agreement revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $2.0 million of the Bridge Term Loan, made repayments of $2.4 million on the Credit Agreement term loan and made capital lease payments of $1.4 million. During the nine months ended September 30, 2018, the Company’s bank overdraft increased by $0.8 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

For the nine months ended September 30, 2017, we borrowed $74.8 million and repaid a total of $62.5 million on the Credit Agreement revolver, paid $4.1 million to redeem 120,000 preferred shares, made repayments of $4.1 million on the Credit Agreement term loan, and made capital lease payments of $1.3 million and financed insurance premium payments of $1.7 million.

Debt and Other Obligations

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provides for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”), the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock. The Bridge Term Loan will mature on April 12, 2019. Accordingly, the related principal balance of $8.0 million was classified as current at September 30, 2018.

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

At September 30, 2018, the Credit Agreement required that the Company comply with certain financial performance covenants including: (1) a senior leverage ratio not to exceed 2.75, (2) a fixed charge coverage ratio not less than 1.15 and (3) minimum tangible net worth of not less than $8.0 million, increased by 25% of net income for the Company’s immediately prior fiscal year, if any. The Company’s senior leverage ratio was 4.33 as of September 30, 2018 which exceeded the 2.75 maximum threshold. In addition, as of September 30, 2018, the Company’s fixed charge coverage ratio was 0.49, which did not meet the 1.15 fixed charge coverage ratio minimum requirement. These covenant violations were primarily caused by the third quarter 2018 Mid-Atlantic project write downs.

As a result of these violations, the lenders have requested that the Company seek alternative financing. As further discussed in Note 2 - Significant Accounting Policies, on November 19, 2018, the Company and the lenders executed the Temporary Waiver, which provides for a temporary waiver of the aforementioned covenant violations through November 30, 2018 (the “temporary waiver period”), so long as no new defaults or events of default occur in the intervening period. At the conclusion of the temporary waiver period, the lenders may terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders are not obligated to execute a restructured credit agreement by the November 30, 2018 date. Accordingly, the Company’s remaining long-term debt under the Credit Agreement, comprising $23.6 million of Credit Agreement revolver and Credit Agreement term loans, was reclassified as a current liability in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018.

At September 30, 2018, the Company had total irrevocable letters of credit in the amount of $4.4 million under its self-insurance program as compared to $3.5 million at December 31, 2017.

The following table reflects our available funding capacity as of September 30, 2018:

(in thousands)
Cash & cash equivalents		$526
Credit agreement:
Revolving credit facility	$25,000
Outstanding revolving credit facility	(11,976)
Outstanding letters of credit	(4,415)
Net credit agreement capacity available		8,609
Total available funding capacity		$9,135

Cash Flow Summary

Management continues to devote additional resources to its billing and collection efforts, which has resulted in positive cash flow from operating activities for the nine months ended September 30, 2018, despite the unfavorable cash flow impact of the significant year-to-date 2018 Mid-Atlantic project write downs. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.

Provided that the Company’s lenders continue to provide working capital funding and do not demand repayment of all amounts due under the Credit Agreement until a refinancing can be completed, we believe that our current cash and cash equivalents of $0.5 million as of September 30, 2018, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our Credit Agreement (pursuant to which we had $8.6 million of availability as of September 30, 2018) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.

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

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of September 30, 2018, the Company had approximately $90.8 million in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

The components of the self-insurance liability are reflected below as of September 30, 2018 and December 31, 2017:

(in thousands)	As of September 30, 2018	As of December 31, 2017
Current liability – workers’ compensation and general liability	$577	$408
Current liability – medical and dental	409	508
Non-current liability	531	412
Total liability	$1,517	$1,328
Restricted cash	$113	$113

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to two material weaknesses in our financial reporting which were reported in our Annual Report on Form 10-K for the year ended December 31, 2017 and which were related to 1) contract administration and review of our work-in-process schedule (including a full employee access level review of our financially significant accounting systems), and 2) the execution of controls related to our job cost accruals.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2018, the Company completed its initial review of each employee’s access to all financially significant information technology (“IT”) systems, identified whether access granted was appropriate for the employee’s job responsibilities and ensured access granted did not pose unmitigated segregation of duties risks. This review resulted in modification to various employees’ access and served to transition the Company to IT module-based security profiles for all employees. Going forward, this review will be conducted annually.

Also during the current quarter, management determined that certain pending change orders (“PCOs”) on which the Company has been provided written customer directives to proceed were not being properly accounted for in contract value and estimated cost at completion in its work-in-process reports. This had the impact of understating revenues, net income and backlog by immaterial amounts as of and for the three and nine-month periods ended September 30, 2018. At December 31, 2017, the Company’s controls related to contract administration and its work-in-process reports did not operate effectively, thereby resulting in a material weakness which had not yet been fully remediated as of September 30, 2018. Since these contract administration and work-in-process report controls were the only controls that could serve to compensate for the failed pending change order adjustment control, and the related material weakness in these controls has not yet been fully remediated, management determined that the PCO-related deficiency should be aggregated into its existing material weakness as of September 30, 2018.

Except with respect to the changes discussed immediately above, there has been no change in our internal control over financial reporting during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Scherer Litigation

On May 16, 2017, plaintiffs, Jordan M. Scherer et al., filed a complaint in State Court in Hillsborough County, Florida, against the Company’s wholly owned subsidiaries, Limbach Facility Services LLC (“LFS”), and Harper Limbach LLC (“Harper”). The complaint alleged that a Harper employee was in the course and scope of his employment at the time the personal car he was operating collided with another car, causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, Plaintiffs agreed to settle and dismiss their lawsuit in exchange for payment of $30.0 million from LFS and Harper, which amounts will be paid by the Company’s insurance carriers. The Company will not have any monetary exposure, including for punitive damages.

Item 1A. Risk Factors

The following risk factors update the risk factors previously disclosed in Part 1, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). For a detailed discussion of the other risks that affect our business, please refer to the entire section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than as set forth below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K.

Risks Related to Our Business and Industry

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2018, the Company was not in compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. On November 19, 2018, the Company and the lenders executed a Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents (the “Temporary Waiver”) which provides for a temporary waiver of the aforementioned covenant violations through November 30, 2018, so long as no new defaults or events of default occur in the intervening period.

Although the Company is actively negotiating additional debt financing that would replace the Credit Agreement, the Company currently has no firm commitments for such financing, and there can be no assurance that the Company will be able to secure such financing on acceptable terms to the Company, or at all. In the event that we are unable to secure alternative financing or the administrative agent chooses to accelerate the debt owed under the Credit Agreement, we may not have sufficient liquidity to satisfy operating expenses, capital expenditures and other cash needs. If we are unable to successfully refinance the Credit Agreement, we may not have sufficient cash flow and liquidity to fund our business operations as we currently operate, forcing us to potentially curtail our activities and significantly reduce or cease certain operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 18, 2018, LED Construction Services, Inc. (“Seller”) delivered to the Company a termination notice of that certain Stock Purchase Agreement, dated September 19, 2018, by and among Peter J. Corogin, Stephen E. Dunbar, the Seller, Dunbar Mechanical, Inc., the Company and LFS (the “Stock Purchase Agreement”), pursuant to Section 10.01(c)(ii) thereof, which provides for the Seller’s termination right if the conditions to the Seller’s obligations to consummate the Stock Purchase Agreement have not been fulfilled by November 18, 2018.

On November 19, 2018, the Company and the lenders party thereto executed a Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents (the “Temporary Waiver”), which, among other things, provides for a temporary waiver of the Company’s noncompliance with the senior leverage and fixed charge coverage ratio requirements under its senior credit facility (the “Credit Agreement”) through November 30, 2018 (the “temporary waiver period”), so long as no new defaults or events of default occur in the intervening period. During the temporary waiver period, the lenders agreed to waive their rights to exercise their rights and remedies under the Credit Agreement, including the termination of their working capital funding to the Company and demanding repayment of all amounts due under the Credit Agreement. In the event of a new default or event of default during the temporary waiver period, the lenders retained their rights to immediately exercise their rights and remedies. The Temporary Waiver also outlines terms of a restructured credit agreement, which the Company and the lenders expect to execute by November 30, 2018, however, the lenders are not obligated to execute a restructured credit agreement by that date.

Item 6. Exhibits

Exhibit	Description
2.1	Stock Purchase Agreement, dated as of September 19, 2018, by and among Dunbar Mechanical, Inc., Peter J. Corogin, Stephen E. Dunbar, LED Construction Services, Inc., Limbach Holdings, Inc., and Limbach Facility Services LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 20, 2018).
10.1	Fifth Amendment to Credit Agreement and Limited Waiver, dated as of August 13, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 14, 2018).
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

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

Date: November 19, 2018

