Form 10-K
period 2018-12-31
Limbach Holdings, Inc.
filed 2019-04-15
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $57,684,969.

As of April 12, 2019, the number of shares outstanding of the registrant’s common stock was 7,643,133.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.

Form 10-K

Part I

Item 1. Business

Limbach Holdings, Inc. (the “Company,” “we” or “our”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company was originally incorporated as a special purpose acquisition company on April 15, 2014, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On July 20, 2016, the Company consummated a business combination (“Business Combination”) with Limbach Holdings LLC (“LHLLC”) and changed its name from 1347 Capital Corp. to Limbach Holdings, Inc.

The Company is a commercial specialty contractor in the areas of heating, ventilation, air-conditioning (“HVAC”), plumbing, electrical and building controls for the design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades. Across the U.S., we provide comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefab construction, and the complete range of sustainable building solutions and practices. Our primary customers include: (i) general contractors (“GCs”) and construction managers (“CMs”) who serve as the prime contractors in designing and constructing commercial buildings for public, institutional (not-for-profit) and private owners; and (ii) building owners themselves, for “owner-direct” work in which we contract directly with the owners.

The Company operates in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide maintenance or service on HVAC, plumbing or electrical systems.

Our core market sectors for new construction, renovations, energy retrofits and maintenance services consist of the following:

•	Healthcare, including research, acute and outpatient not-for-profit, for-profit, and pharmaceuticals and biotech facilities;
•	Education, including colleges, universities, research centers and K-12 public and private facilities;

•	Sports & entertainment, including sports arenas, related facilities and entertainment facilities including casinos and amusement rides;

•	Transportation, including passenger terminals and maintenance facilities for rail and airports;
•	Government, including federal, state and local agencies facilities;
•	Hospitality, including hotels and resorts;
•	Corporate and commercial office buildings, including new builds and interior fit-outs;
•	Residential multifamily apartment buildings (excluding condominiums);
•	Mission critical facilities, including data centers; and
•	Industrial manufacturing facilities.

These sectors are projected by FMI (a leading third-party consultant to the engineering and construction industry) to experience stable or strong growth through 2022, as noted in their Fourth Quarter 2018 Construction Outlook report. We are particularly focused on expanding our top four sectors noted above (Healthcare, Education, Sports & entertainment, and Transportation), leveraging our core areas of expertise and targeting projects with optimal risk/reward characteristics. Given recent developments and trends within the U.S. economy, we are also evaluating expansion and investment opportunities related to our Mission critical and Industrial market sectors.

Our subsidiaries include Limbach Company LLC, which operates in regions that utilize organized union labor in New England, Eastern Pennsylvania, Western Pennsylvania, New Jersey, Ohio, Michigan and the Mid-Atlantic region; Limbach Company LP, which operates in Southern California as a union operation; and Harper Limbach, our non-union, ‘‘open shop’’ division, which operates in Florida. Each of our operations (branches) provides design, construction and maintenance services in some or all of the HVAC, plumbing and electrical fields.

Our core growth strategies include offering design, construction and maintenance services for the full complement of HVAC, plumbing and electrical in all of our branch operations. We currently offer certain of these services in each of our branches, with electrical self-perform design, installation and maintenance services being offered primarily in our Mid-Atlantic region. In addition, we also offer electrical services through installation subcontracting in our Ohio, Eastern Pennsylvania and Tampa regions. Over the coming years, we plan to further equip each of our regions to provide this combined offering. The approach of combined HVAC, plumbing and electrical is appealing to building owners who own and operate facilities with complex building systems.

Complex systems lend themselves to delivery methodologies that fit our value proposition and integrated business model, including design/assist, design/build and integrated project delivery. We believe that few specialty contractors in the United States offer fully integrated HVAC, plumbing and electrical services. We believe our integrated approach provides a significant competitive advantage, especially when combined with our proprietary design and production software systems. Our integrated approach allows for increased prefabrication of HVAC components, improves cycle times for project delivery and reduces risks associated with onsite construction.

In 2018, we were ranked the 9th largest mechanical contractor by Engineering News Record, up from 10th largest in 2017. For additional financial information about our operating segments, see Note 13 – Operating Segments in the Notes to Consolidated Financial Statements.

Customers

Our customer base primarily consists of general contractors and construction managers, building owners or their representatives.

We believe we have strong relationships with a majority of national commercial GC/CMs. As one of our core risk management processes, we are selective in choosing to work with GC/CMs that have similar core values to ours, have a solid payment history, and who value our services and our reputation. Our top core national GC/CM customers include the following (listed in alphabetical order):

•	Barton Malow
•	Gilbane Building Company
•	Hathaway Dinwiddie
•	Hensel Phelps Construction
•	Moriarty
•	Skanska USA
•	Turner Construction Company
•	Whiting-Turner

In addition to these national GC/CM customers, our branches also maintain strong relationships with local and regional GC/CMs that fit our selection criteria. The Company had a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018 and another single Construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017.

Our strategic goals include continuing to grow our direct relationships with building owners. Building owners control capital and operating investments. This not only improves our position relative to major construction contracts with these owners, but also allows us to build long-term relationships around recurring maintenance services and smaller repair and installation projects. In our typical customer life cycle, we pursue opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is our primary point of entry into the building owner’s organization. However, we maintain hundreds of building owner relationships through our contracts for maintenance, smaller project renovations and energy retrofits. In our experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to the Company. The following list includes some of our notable owner-direct relationships (listed in alphabetical order):

•	Amgen
•	Beaumont Health System
•	Cardinal Health

•	Constellation Energy
•	Disney’s Facility Group
•	Disney’s Imagineering
•	Honda
•	Hospital Corporation of America
•	Johns Hopkins University
•	Marriott
•	Michigan State University
•	Ohio Health

•	Ohio State

•	Orlando Health
•	PPG Industries
•	Steward
•	Tyco
•	UHS

•	Washington Gas

Construction Segment

Construction Delivery Methods

We provide our Construction Segment services through a variety of project delivery options.

• Competitive Lump Sum Bidding (also referred to as “Plan & Spec” Bidding). Plan & Spec Bidding is a competitive bid process among multiple contractors bidding on completed or nearly complete design documents based on a lump sum price for delivery of the project. Price is the predominant selection criteria in this process.

• Design/Assist. Design/assist is a process in which a specialty contractor is selected among competing contractors using best value methodology. In best value, a selection is made based primarily upon qualifications and project approach and secondarily on select cost factors. Cost factors are usually limited to a fixed fee and expense estimate and an estimate of the cost of work. With design/assist, the specialty contractor is typically contracted early in the design process to provide design and preconstruction input as needed to assist the customer in maintaining the established budget and completing design and drawings. This delivery option often includes a guaranteed maximum price (“GMP”) on a fixed fee basis; however, sometimes the owner may offer a lump sum price to be established following the completion of design. Typically, once the specialty contractor is selected, there is no further competition. In some cases, the owner has the option of holding a competitive process at the end of design. On occasion, an owner may arrange for a cost-plus fixed fee arrangement exclusive of a GMP or lump sum arrangement.

• Integrated Project Delivery (“IPD”). Similar to design/assist, IPD is also a negotiated process; however, in the case of IPD, the entire project team, including the specialty contractors, is selected based on qualifications, team and approach. With IPD, the entire team is typically selected prior to the commencement of design and works together to establish a target budget and to execute the project within the agreed budget. On IPD projects, key specialty contractors (including HVAC, electrical and plumbing) are typically (but not always) parties to the same contract as the owner, GC/CM and design professionals, leading to a more equitable sharing of risk and profit.

• Design/Build. Design/build projects may be secured on a best value or qualification-based selection basis. A design/build contract may be delivered as a lump sum or GMP. With design/build, a prime GC/CM or other contractor will directly contract with a building owner. In many cases, the prime contractor will also procure specialty contracting services on a design/build lump sum or GMP basis. On occasion, we have the opportunity to provide re-design/build services. With re-design/build, we typically contract on a design/assist basis to participate during the design phase as described above. If the project’s HVAC, plumbing and/or electrical design is substantially over budget, then we may offer to re-design the project and bring the project back into budget. Higher margins may be earned on these contracts in comparison to design/assist contracts and can be executed with less risk due to having designed the systems.

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

Service Segment

Our key business initiatives include the establishment of long-term relationships with building owners through maintenance agreements. We strive to convert construction projects into service business opportunities. We believe the Company has been successful in converting many of our construction projects into long-term maintenance contracts with building owners. However, a large portion of our maintenance services are delivered to building owners for whom we have not performed construction services. Accordingly, our service platform can operate on a standalone basis or in conjunction with our construction platform. We believe that our maintenance service offering provides a competitive advantage in the marketplace. Our Service revenue has grown by 14.8% to $108.3 million for the year ended December 31, 2018 as compared to $94.4 million for the year ended December 31, 2017. Our Service business builds long-term relationships through renewable, evergreen contracts and provides the following revenue and gross profit streams:

• Maintenance Contracts. Through evergreen contracts, we provide maintenance services for HVAC, electrical and/or plumbing systems and equipment.

• Service Project Contracts. Smaller than typical construction projects, this work is contracted directly with a building owner. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, the Company may act as the “prime” general contractor.

• Spot Work. “Spot” work is construction and/or service work performed on an emergency basis for building owners who are already under contract with the Company for maintenance and/or construction work.

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

• Special Projects Division (“SPD”). In addition to our major construction projects and our maintenance services, we provide construction services through our special project divisions, known as SPD. Each of our branch locations offers SPD services. SPD services are typically less than $1 million in construction cost and have short durations and limited scopes of work. These projects are primarily secured through lump sum competitive bids, though on occasion these projects may be negotiated. When design is required for an SPD project, Limbach Engineering & Design Services (“LEDS”) often supports the contract. Although SPD work is normally performed on projects under $1 million, the margins earned on these projects can be substantially higher than larger construction projects. Typically, the project duration for SPD services is shorter than that of large construction projects, and can sometimes be completed in less than 30 days.

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

The core capability of LEDS is professional engineering. Combined throughout the Company, we maintain 17 registered professional engineers on staff, who are supported by a staff of approximately 41 estimators and designers. LEDS acts as the engineer of record for projects where we serve as a design/build specialty contractor. LEDS engineers have experience in healthcare, institutional, commercial, multi-family residential, hospitality, and industrial projects. Our operations in all of our regions have complete access to a large staff of professional engineers and designers through LEDS. LEDS controls the development and maintenance of our Limbach Modeling and Production System (“LMPS”). LMPS is a comprehensive database, workflow, and reporting system used by LEDS and all of our branches to design, estimate, plan, and track construction projects. We believe LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (“BIM”) tool that allows us to construct mechanical, electrical and plumbing engineering (“MEP”) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. We utilize LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.

Backlog

Our Construction backlog was $505.5 million and $426.7 million as of December 31, 2018 and 2017, respectively. Projects are brought into backlog once we have been provided written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and they have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  We estimate that 60% of our construction backlog as of December 31, 2018 will be recognized as revenue during 2019.

Our Service backlog was $54.2 million and $34.7 million as of December 31, 2018 and December 31, 2017, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  We estimate that 100% of our service backlog as of December 31, 2018 will be recognized as revenue during 2019.

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

Employees

As of December 31, 2018, we had approximately 1,700 employees, including 550 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage fully equipped crews in our construction business and office staff. We also had approximately 1,200 craft employees, some of whom are represented by various labor unions. In most locations, we believe we have a good relationship with our employees. In most locations, we have developed strong partnerships with local unions to have access to an experienced, talented craft workforce.

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

We continually monitor our compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected our operations in the past, and we are not aware of any proposed requirements that we anticipate will have a material impact on our operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect our operations in the future. In addition, while we typically pass any costs of compliance on to our customers under the applicable project agreement, either directly or as part of our estimate depending on the type of contract, there can be no assurance that we will not incur compliance expenses in the future that materially adversely affect our results of operations. Furthermore, certain environmental laws impose substantial penalties for non-compliance and other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and comparable state laws, impose strict, retroactive, joint and several liability upon persons that contribute to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.

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

The markets we serve are highly fragmented and competitive. The commercial specialty contractor industry is characterized by numerous companies, many of which are small and whose activities are often geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. As such, smaller competitors are sometimes able to win bids for such projects based on price alone due to their lower cost and financial return requirements. We expect competition in the commercial specialty contractor industry to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers as some of our customers have employees who perform service and maintenance work similar to the services we provide. Vertical consolidation is also expected to intensify competition in the industry. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability could be impaired if we have to reduce prices to remain competitive.

If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or over-burdensome, and we may be unable to increase revenue growth.

The growth we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced severe constriction in the markets in which we operated in the past and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in us incurring costs that affect our profitability. If our business resources become strained or over-burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and ability to increase revenue growth.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, the Company had a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018 and another single Construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017. Similarly, our backlog frequently reflects multiple contracts for certain customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.

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

Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about: future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, if circumstances change in a way that renders our assumptions and estimates inaccurate or we fail to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise; we could have difficulty obtaining permits or approvals; local laws, labor costs or labor conditions could change; bad weather could delay construction; prices of raw materials could increase; suppliers or subcontractors may fail to perform as expected; or site conditions may be different than expected. We are also exposed to increases in energy prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. This includes our performance contracting services tied to energy savings on retrofitted energy conservation projects. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could also cause our actual results of operations to differ materially from those anticipated and could damage our reputation within the industry and our customer base.

In addition, the costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	on-site conditions that differ from those in the original bid or contract;

•	failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum or guaranteed maximum price contract;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•	failure by the customer, owner or general contractor to properly approve and authorize change orders for work that is required and as a result, the inability to bill and collect for the value of the work performed;

•	failure by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers to perform their obligations;

•	delays in quickly identifying and taking measures to address issues which arise during contract execution;

•	changes in availability, proximity and costs of materials, including pipe, sheet metal, and other construction materials;

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;

•	difficulties in obtaining required governmental permits or approvals;

•	availability and skill level of workers in the geographic location of a project;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•	unexpected labor conditions, shortages or work stoppages;

•	installation productivity rates different than the rate that was estimated;

•	changes in applicable tariffs, laws and regulations;

•	delays caused by weather conditions;

•	fraud, theft or other improper activities by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners, customers or our own personnel; and

•	mechanical or performance problems with equipment.

Many of our customer contracts contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. We are not always able to shift this risk to subcontractors. Our experience has been that customers are willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our cash flow, earnings and financial position.

Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.

The timing of project awards is unpredictable and outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors, including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions, and overall market and economic conditions. We may not win contracts that we have bid upon for any number of reasons, including price, a customer’s perception of our ability to perform, a competitor’s relationships and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenues is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

The uncertainty of the timing of project awards may also present difficulties in matching the size of our work crews with project needs. In some cases, we may maintain and bear the cost of more ready work crews than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a project is delayed or an expected project award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

In addition, the timing of the revenues, earnings and cash flows from our contracts in backlog could be delayed by a number of factors, including adverse weather conditions; other subcontractors delaying the progression of proceeding work; delays in receiving material and equipment from suppliers and services from subcontractors; and changes in the scope of work to be performed. Such delays, if they occur, could have material and adverse effects on our operating results for current and future periods until the affected contracts are completed.

We place significant decision making powers with our subsidiaries’ management, which presents certain risks, including that the operating results of individual branches may vary.

We operate from various locations across the United States, supported by corporate executives and services, with local branch management retaining responsibility for day-to-day operations and adherence to applicable laws. We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. If a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation with exposure to large liabilities or that has less advantageous terms than is typically found in the market. Likewise, inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our overall profitability, business, results of operations, financial condition and prospects.

The operating results of an individual location may differ from those of another location for a variety of reasons, including market size, local customer base, regional construction practices, competitive landscape, regulatory requirements, state and local laws and local economic conditions. As a result, certain of our locations may experience higher or lower levels of profitability and growth than other locations.

Design/Build contracts subject us to the risks of design errors and omissions.

Design/build projects provide the customer with a single point of responsibility for both design and construction. When we are awarded these projects, we typically perform the design and engineering work in-house. In the event that a design error or omission by us causes damage, there is risk that we, our subcontractors or the respective professional liability or errors and omissions insurance would not be able to absorb the liability. Any liability resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial position, results of operations and cash flows.

With our IPD contracts, a portion of our overhead and profit may be at risk.

With IPD projects, the parties to the agreement typically place a portion of their overhead and profit into a profit pool. If savings exist, the profit pool could increase. If there are cost overruns by any party, the profit pool could be reduced or eliminated, leading to the Company having its costs and certain overhead expenses recovered, but it could lead to no gross profit being recognized on an IPD project.

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

Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, motor vehicle and transportation accidents and damage to equipment. In addition, the Company leases a sizeable fleet of vehicles operated by Company employees, and many of our employees operate their personal vehicles in the course and scope of their employment, traveling to and from the sites and our facilities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial condition and results of operations. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.

Our inability to properly utilize our workforce could have a negative impact on our profitability.

The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in our short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction, and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

•	our estimates of headcount requirements and our ability to manage attrition;

•	efficiency in scheduling projects and our ability to minimize downtime between project assignments;

•	productivity;

•	labor disputes; and

•	availability of skilled labor at any given time.

Our business has union and open shop operations, subjecting the business to risk for labor disputes.

We have separate subsidiary employers that have union and non-union operations. There is a risk that our corporate structure and operations in this regard could be challenged by one or more of the unions to which the employees belong. An adverse claim or judgment resulting from such a challenge could have a material adverse effect on our operations.

Strikes or work stoppages could have a negative impact on our operations and results.

We are party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the recent past, any such labor actions, or our inability to renew the collective bargaining agreements, could materially and adversely impact our operations and results if they occur in the future.

Our success depends upon the continuing contributions of certain key personnel, each of whom would be difficult to replace. If we lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

Our continuing success depends on the performance of our management team. We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace. We cannot guarantee the continued employment of any of our key executives who may choose to leave the company for any number of reasons, such as other business opportunities, differing views on strategic direction, etc. If we lose members of our management team, our business, financial condition and results of operations, and customer base, as well as the market price of our common stock, could be adversely affected.

If we are unable to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers, we will be unable to operate efficiently, which could reduce our profitability.

Our business is labor intensive, and many of our operations experience a high rate of employment turnover. It is often difficult to find qualified personnel in certain geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the skilled labor force necessary to operate efficiently and to support our growth strategy or to execute our work in backlog. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.

Misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors, suppliers or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, state-specific laws related to automobile operations (including mobile phone usage), customer requirements, environmental laws, DBE regulatory compliance, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

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

As part of our business, we are a party to special purpose, project specific joint venture arrangements, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these joint projects depends upon the various risks discussed elsewhere in this section and on whether our joint venture partners satisfy their contractual obligations.

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

In the past we have expanded, and it is possible we will continue to expand, the number and percentage of total contract dollars that require an underlying construction surety bond (bid, payment, and performance bonds). Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. We cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, the alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

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

Additionally, it is possible that insurance markets will become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage are subject to market forces outside our control. If we are unable to obtain necessary levels of insurance, we likely would be unable to compete for or work on most projects.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

A material portion of our revenue is recognized using the percentage-of-completion method of accounting, which results in recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, or claims against the customer for increased costs incurred due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period in which the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the percentage-of-completion method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis, in most branches, we believe that the Company has typically made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

Contractual warranty obligations could adversely affect our profits and cash flow.

We often warrant the services provided, typically as a function of contract, guaranteeing the work performed against defects in workmanship and the material we supply. If warranty claims occur, we could be required to repair or replace warrantied work in place at our cost. In addition, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our operating results and financial condition.

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.

The U.S. federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations. Foreign governments, including China and Canada, and trading blocs, such as the European Union (“EU”), have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies in which we operate, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

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

Borrowings under our Refinancing Agreements (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the Refinancing Closing Date (as defined below), we had $15.0 million of available borrowing capacity (with zero drawn) under the 2019 Revolving Credit Facility (as defined below), $40.0 million outstanding under the 2019 Refinancing Term Loan (as defined below) and $25.0 million available under the 2019 Delayed Draw Term Loan (as defined below). In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.

Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.

Our Refinancing Agreements and other debt obligations include certain debt covenants, including, certain financial covenants, are further described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt or surety agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness would become immediately due and payable, and we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.

We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.

Our ability to meet all of our existing or potential future debt service obligations (including those under our Refinancing Agreements, pursuant to which we may incur significant indebtedness), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.

Furthermore, our obligations under the terms of our borrowings could impact us negatively. For example, such obligations could:

•	limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•	increase our vulnerability to general economic and industry conditions; and

•	require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities .

We may also need to refinance all or a portion of our indebtedness at or prior to the scheduled maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.

If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as raising equity or delaying capital expenditures, any of which could have a material adverse effect on us. Furthermore, we cannot assure you that we will be able to effect any of these actions on favorable terms, or at all.

Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.

We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 70% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $43.8 million for the year ended December 31, 2018 and $36.9 million for the year ended December 31, 2017. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan due to insolvency and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.

With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our Consolidated Financial Statements for the year ended December 31, 2018 or 2017.

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

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting are ineffective due to the existence of a material weakness in our internal control over financial reporting. If we are unable to establish and maintain effective disclosure controls and internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our 2018 audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting. Based upon this assessment, although progress continues to be made pursuant to the execution of Management’s Remediation Plans (as discussed below), management determined that, as of December 31, 2018, we had the following material weakness:

•

Our controls related to monthly project reviews and the review of our work-in-process schedule did not operate effectively for the year ended December 31, 2018. Specifically, in certain limited instances, management determined that monthly project reviews were ineffective in properly identifying project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues. In those instances, our primary controls did not operate at a precision level sufficient to detect errors in project accounting.

See Part II, Item 9A Controls and Procedures for further discussion.

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

We have been and will continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment law violations and/or discrimination, breach of contract, or property damage. In addition, we may be subject to lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws, or allegations of violations of applicable securities laws. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be, from time to time a plaintiff in legal proceedings against customers, or will pursue claims against our customers prior to litigation, in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business.

Our future acquisitions may not be successful.

We expect to pursue selective acquisitions to grow our business. We cannot provide assurance that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings. To the extent we succeed in making acquisitions, a number of risks may result, including:

•	the assumption of material liabilities (including for environmental-related costs and multiemployer pension plans);

•	failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;

•	the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	the assumption of multiemployer pension plans (“MEPP”) liability in the event of an acquisition with existing unions, and an increased exposure to challenges to the structure of our union and non-union subsidiaries and operations if an open shop business is acquired; and

•	potential inability to realize the cost savings or other financial benefits anticipated prior to the acquisition.

The failure to successfully integrate acquisitions could have an adverse effect on our business, financial condition and results of operations. Furthermore, the costs associated with a failed acquisition or attempted acquisition transaction could have an adverse effect on our financial position, results of operations and cash flows. The closing of any acquisition transaction is subject to financing and final negotiation of terms and conditions.

Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, terrorist actions, and state and federal government shutdowns, could negatively impact us. We attempt to negotiate contract language seeking to mitigate force majeure events in both public and private client contracts. When successful, we remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our financial position, results of operations and cash flows.

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of theft, vandalism and destruction could damage or destroy our facilities, as well as the materials and equipment our labor forces are installing, thereby reducing our operational production capacity and requiring us to repair or replace facilities or installed work at substantial cost. Additionally, employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial position, results of operations and cash flows.

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

We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our information or our customers’ data. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks and data. Likewise, cyber-attacks by employees, or surreptitiously through the Company’s systems, pose a risk to the security of the systems, networks and data or our customers, subcontractors and suppliers. Despite efforts to protect confidential business information, personal data of employees and subcontractors, our information technology systems and those of our third-party service providers may be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime, and damage to our reputation, competitiveness and operations.  Of special note is our risk when implementing new capabilities.  As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, employees and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business.

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

HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of licenses or potentially debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Our failure to comply with immigration laws and labor regulations could affect our business.

In certain markets, we rely heavily on our immigrant labor force. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all illegal immigrants who work for us. The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon the Company, which could have a material adverse effect on our operations, results of operations and financial condition.

Risks Related to Our Common Stock

The price of our common stock may be volatile.

The market price of our common stock has been volatile and may be volatile in the future, and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.  For example, our stock price fluctuated between $3.56 and $14.76 per share during the year ended December 31, 2018. These factors include, among other things:

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

As of December 31, 2018, our officers, directors and holders of greater than 10% of our common stock, in the aggregate, beneficially own approximately 35% of our outstanding shares of common stock. As such, our insiders are able to significantly influence matters requiring approval by our stockholders, including the election of directors, certain decisions relating to our capital structure, amendments to our certificate of incorporation and the approval of mergers or other business transactions. The interests of these stockholders may not always coincide with the interests of our other stockholders.

Future sales of our common stock may cause our common stock price to decline.

Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 29, 2019, we had an aggregate of 7,643,133 shares of common stock outstanding, of which 2,627,449 shares were held by our directors, officers and holders of greater than 10% of our common stock. We registered the resale of the shares held by such stockholders and so they are freely tradeable under the Securities Act of 1934, as amended (the “Securities Act”), except for any shares purchased by a person who is an affiliate of the Company. Since these shares are now freely tradeable, a substantial number of shares of our common stock may now be sold in the public market, which may cause the trading price of our common stock to decline.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 100,000,000 shares of voting common stock authorized by our second amended and restated certificate of incorporation, which could be increased by a vote of a majority of our shares. In connection with the 2019 Refinancing Agreement, we have issued warrants which may cause further dilution of our stock upon becoming exercisable. In addition, we may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

We are an “emerging growth company,” as described in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies, which we intend to take advantage of.

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

In addition to the material risks listed under Item 1A. “Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize projected revenue in our contract backlog; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;  increased competition; our ability to retain key personnel, efficiently utilize our workforce and comply with labor regulations; risks associated with labor productivity; uncertain timing and funding of new contract awards, as well as project cancellations; risks associated with design/build contracts; risks associated with dependence on a limited number of customers; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial position, results of operations and cash flow; risks associated with percentage of completion accounting; our ability to provide surety bonds; risks associated with placing significant decision making power with our subsidiaries’ management and failure to coordinate procedures and practices across our branch locations; failure to keep pace with technological changes or innovation; risks associated with information technology system failures, network disruptions and/or cyber security breaches; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; failure to implement effective disclosure controls and procedures and internal controls over financial reporting; our ability to comply or remain in compliance with applicable federal, state and local laws, regulations or requirements; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion or deliberate and malicious acts, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; lower than expected growth in our primary end markets, risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; proposed and actual revisions to U.S. tax laws, which would seek to increase income taxes payable or a downturn, disruption, or stagnation in the economy in general; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; our ability to remain in compliance with covenants under our debt and credit agreements or service our indebtedness, including our ability to refinance our current debt obligations and incur additional indebtedness; our ability to settle or negotiate unapproved change orders and claims; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; and failure to remain competitive, current, in demand and profitable.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any forward-looking statements. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this section entitled “Forward-Looking Statements.”

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2018, we maintained our principal executive offices and corporate headquarters at 1251 Waterfront Place, Suite 201, Pittsburgh, Pennsylvania. We have ten operating branches and related satellite offices, as well as the Limbach Engineering & Design Center. Those branches and offices (summarized below) are spread throughout the eastern portion of the country and California. All of our branches support both the Construction and Service operating segments.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Engineering & Design Center)	Leased	20,445 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	18,692 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	40,318 square feet
Wilmington, Massachusetts (New England)	Leased	60,733 square feet
South Brunswick, New Jersey	Leased	4,800 square feet
Columbus, Ohio	Leased	46,744 square feet
Pittsburgh, Pennsylvania (Corporate)	Leased	19,165 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Seal Beach, California (Southern California)	Leased	88,507 square feet
Tampa, Florida (2 locations)	Leased	11,739 square feet
Pittsburgh, Pennsylvania (Western Pennsylvania)	Leased	67,025 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet
Bronxville, New York	Leased	1,000 square feet
Detroit, Michigan (2 locations)	Leased	2,913 square feet
Sanford, Florida	Leased	6,200 square feet
Boynton Beach, Florida	Leased	9,631 square feet

Item 3. Legal Proceedings

Scherer Litigation

On May 16, 2017, plaintiffs, Jordan M. Scherer et al., filed a complaint in State Court in Hillsborough County, Florida, against our wholly owned subsidiaries, Limbach Facility Services LLC (“LFS”), and Harper Limbach LLC (“Harper”). The complaint alleged that a Harper employee was in the course and scope of his employment at the time the personal car he was operating collided with another car, causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss the lawsuit in exchange for payment of $30.0 million from LFS and Harper, which amounts were paid entirely by the Company’s insurance carriers in February 2019. The Company will not have any monetary exposure, including for punitive damages.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “LMB” and our public warrants are quoted on the OTCQB under the symbol “LMBHW.”

Holders

At March 29, 2019, there were approximately 63 holders of record of our common stock and 2 holders of record of our public warrants. In addition, there were approximately 4 holders of record of our $15 Exercise Price Warrants (as defined below), 59 holders of record of our Merger Warrants (as defined below) and 59 holders of record of our Additional Merger Warrants (as defined below).

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

Overview

Limbach Holdings, Inc. (the “Company,” “we” or “our”) is an industry-leading commercial specialty contractor in the areas of heating, ventilation, air-conditioning (“HVAC”), plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or services primarily on HVAC, plumbing or electrical systems. Our market sectors primarily include the following:

•	Healthcare, including research, acute and outpatient not-for-profit, for-profit, and pharmaceutical and biotech facilities;

•	Education, including colleges, universities, research centers and K-12 public and private facilities;

•	Sports & entertainment, including sports arenas, related facilities, casinos and amusement rides;

•	Transportation, including passenger terminals and maintenance facilities for rail and airports;

•	Government, including federal, state and local agencies facilities;

•	Hospitality, including hotels and resorts;

•	Corporate and commercial office buildings, including new builds and interior fit-outs;

•	Residential multifamily apartment buildings (excluding condominiums);

•	Mission critical facilities, including data centers; and

•	Industrial manufacturing facilities.

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

JOBS Act

We are an “emerging growth company” (“EGC”) pursuant to the Jumpstart Our Business Act (“JOBS”). The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying companies. Under the JOBS Act, we will remain an EGC until the earliest of:

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

Upon expiration of its EGC status, the Company would no longer qualify for certain exceptions and would be required to transition to more extensive disclosure obligations and expanded corporate governance requirements, including obtaining an external auditor’s opinion on the effectiveness of internal controls pursuant to Item 404(b) of the Sarbanes-Oxley Act of 2002.

Industry Forecast

Industry forecasting by FMI anticipates continued growth in all of our sectors in the near and midterm. As noted in FMI’s Fourth Quarter 2018 Construction Outlook report, our top four sectors Healthcare, Education, Sports & amusement, and Transportation are projected to be relatively stable, with growth in line with the rate of inflation through 2022. Combining the expansion of the market opportunities, our competitive differentiation and the growth strategies we are employing, we believe we will continue to realize steady sales and improve margin opportunities.

Trends that could affect the Company’s business are discussed in “Risk Factors-Risks Related to Our Business and Industry” in Item 1A.

Key Components of Consolidated Statements of Operations

Revenue

We generate revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenue from time and materials service contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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

Provision for Income Taxes

We are taxed as a C Corporation and our financial results include the effects of federal income taxes which will be paid at the parent level.

The Company’s provision for income taxes includes federal, state and local taxes. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense is recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.

Operating Segments

We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officers. The CODM evaluates performance and allocates resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit) and dividends on redeemable convertible preferred stock, if any.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies below in Note 2 – Significant Accounting Policies in the Notes to Consolidated Financial Statements. Our CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service reportable segment. All transactions between segments are eliminated in consolidation. Our Corporate departments provide general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll expenses, corporate marketing, corporate depreciation and amortization, and consulting, accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 13 – Operating Segments in the Notes to Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service.

The Company had a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018 and another single Construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017.

Comparison of Results of Operations for the years ended December 31, 2018 and December 31, 2017

The following table presents operating results for the years ended December 31, 2018 and December 31, 2017 in absolute terms and expressed as a percentage of total revenue:

	For the years ended
	December 31, 2018			December 31, 2017
(Amounts in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$438,229	80.2%		$391,364	80.6%
Service	108,297	19.8%		94,375	19.4%
Total revenue	546,526	100.0%		485,739	100.0%

Gross profit:
Construction	36,721	8.4	%(1)	44,790	11.4	%(1)
Service	22,710	21.0	%(2)	20,833	22.1	%(2)
Total gross profit	59,431	10.9%		65,623	13.5%

Selling, general and administrative:
Construction	27,307	6.2	%(1)	25,764	6.6	%(1)
Service	15,003	13.9	%(2)	13,888	14.7	%(2)
Corporate	14,779	2.7	%(3)	16,371	3.4	%(3)
Total selling, general and administrative expenses	57,089	10.4%		56,023	11.5%

Amortization of intangibles	1,272	0.2%		3,582	0.7%

Operating income:
Construction	9,414	2.1	%(1)	19,026	4.9	%(1)
Service	7,707	7.1	%(2)	6,945	7.4	%(2)
Corporate	(16,051)	-		(19,953)	-
Total operating income	1,070	0.2%		6,018	1.2%

Other expenses (Corporate)	3,550	0.6%		2,155	0.4%
(Loss) income before provision for income taxes	(2,480)	(0.4)%		3,863	0.8%
Income tax provision (benefit)	(635)	0.0%		3,151	0.6%

Net (loss) income	$(1,845)	(0.3)%		$712	0.1%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	For the years ended
	December 31, 2018	December 31, 2017	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Revenue:
Construction	$438,229	$391,364	$46,865	12.0%
Service	108,297	94,375	13,922	14.8%
Total revenue	$546,526	$485,739	$60,787	12.5%

Revenue was $546.5 million for the year ended December 31, 2018 as compared to $485.7 million for the year ended December 31, 2017. Revenue increased $60.8 million, or 12.5%, for the year ended December 31, 2018 as compared to the same 2017 period. Construction revenue increased by $46.9 million, or 12.0%, and Service revenue increased by $13.9 million, or 14.8%. The increase in Construction revenue was primarily driven by growth in the New England, Florida, Southern California and Ohio regions and partially offset by a decline in the Michigan and Western Pennsylvania regions. The $13.9 million increase in Service revenue resulted primarily from the Company’s continuing focus on developing longer term customer relationships and sales of larger service owner-direct projects and contracts and growth in the maintenance contract base. In addition, growth in the Florida, Mid-Atlantic, Michigan and Eastern Pennsylvania regions contributed to the overall increase in 2018 Service revenue offset by a decline in the Southern California region.

Gross Profit

	For the years ended
	December 31, 2018	December 31, 2017	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Gross profit:
Construction	$36,721	$44,790	$(8,069)	(18.0)%
Service	22,710	20,833	1,877	9.0%
Total gross profit	$59,431	$65,623	$(6,192)	(9.4)%
Total gross profit as a percentage of consolidated total revenue	10.9%	13.5%
Construction segment gross profit	8.4%	11.4%
Service segment gross profit	21.0%	22.1%

Total gross profit was $59.4 million for the year ended December 31, 2018 as compared to $65.6 million for the year ended December 31, 2017. Gross profit decreased $6.2 million, or 9.4%, for the year ended December 31, 2018 as compared to the same 2017 period. Construction gross profit decreased $8.1 million, or 18.0% while Service gross profit increased $1.9 million, or 9.0%. The total gross profit percentage decreased from 13.5% for the year ended December 31, 2017 to 10.9% for the year ended December 31, 2018, mainly driven by the project write downs discussed below. The Construction segment gross profit percentage decreased from 11.4% for the year ended December 31, 2017 to 8.4% for the year ended December 31, 2018, due to the significant 2018 project write downs. The Service segment gross profit percentage decreased from 22.1% for the year ended December 31, 2017 to 21.0% for the year ended December 31, 2018, due to gross profit write downs on one Mid-Atlantic region Service project.

During the years ended December 31, 2018 and 2017, we recorded revisions in our contract estimates for certain Construction and Service projects. For individual projects with revisions having a material gross profit impact, this resulted in 2018 gross profit write downs totaling $16.6 million on fourteen Construction projects, ten of which were in the Mid-Atlantic region and $1.7 million on a single Mid-Atlantic Service project. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in 2018 gross profit write ups totaling $3.3 million on six Construction projects and $0.5 million for one Service project. During the year ended December 31, 2017, the Company recorded revisions in contract estimates on two Construction projects resulting in cumulative write downs of $3.0 million and $1.2 million on a single Service project. Certain operating locations recorded revisions in their contract estimates on four Construction projects resulting in gross profit write ups totaling $4.7 million and $0.4 million on a single Service project.

Selling, General and Administrative Expenses

	For the years ended
	December 31, 2018	December 31, 2017	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Selling, general and administrative expenses:
Construction	$27,307	$25,764	$1,543	6.0%
Service	15,003	13,888	1,115	8.0%
Corporate	14,779	16,371	(1,592)	(9.7)%
Total selling, general and administrative expenses	$57,089	$56,023	$1,066	1.9%
Total selling, general and administrative expenses as a percentage of consolidated total revenue	10.4%	11.5%

Selling, general and administrative expenses totaled $57.1 million for the year ended December 31, 2018 as compared to $56.0 million for the year ended December 31, 2017. Selling, general and administrative expenses increased $1.1 million, or 1.9%, during the year ended December 31, 2018 as compared to 2017. Our most significant increase was $2.6 million due to higher salary and benefits costs related to new hires at our various locations. Rent, year over year, increased by $1.2 million due to additional leased properties and increased costs for our Corporate Headquarters, Michigan, Florida, Western Pennsylvania and New England locations. We incurred an incremental $0.6 million in pre-sales engineering costs, as well as an increase of $0.5 million of stock-based compensation expense from the issuance of restricted stock units year over year. We also incurred $0.4 million in costs related to an unsuccessful acquisition. These increases were offset by a $3.2 million decrease year over year in branch and corporate selling, general and administrative expense due to lower 2018 incentive compensation expense associated with the Company’s performance and a $1.5 million reduction in non-recurring professional fees.

Amortization of Intangibles

	For the years ended
	December 31, 2018	December 31, 2017	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Amortization of intangibles	$1,272	$3,582	(2,310)	(64.5)%

Total amortization expense for the amortizable intangible assets was $1.3 million for the year ended December 31, 2018 and $3.6 million for the year ended December 31, 2017. Of this $2.3 million decrease in amortization expense year over year, $0.5 million was attributable to the Backlog – Service intangible asset becoming fully amortized in 2017, $1.6 million was attributable to lower 2018 amortization on the Backlog – Construction intangible asset, and $0.2 million resulted from the 2018 lower amortization on the Customer Relationships – Service intangible asset.

Other Expenses

	For the years ended
	December 31, 2018	December 31, 2017	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Other income (expenses):
Interest income (expense), net	$(3,305)	$(2,034)	$1,271	62.5%
Loss on debt modification	(335)	—	335	—
Gain (loss) on sale of property and equipment	90	(121)	(211)	(174.4)%
Total other expenses	$(3,550)	$(2,155)	$1,395	64.7%

Other expenses totaled $3.6 million for the year ended December 31, 2018 as compared to $2.2 million for the year ended December 31, 2017. Other expense increased $1.4 million, or 64.7%, for the year ended December 31, 2018 as compared to 2017, due to an increase in interest expense of $1.3 million, which resulted primarily from the Company’s addition of the Bridge Term Loan (as defined below) totaling $10.0 million during 2018. Due to the reduction of the Credit Agreement Revolver (as defined below) commitment from $25.0 million in November 2018 to $20.0 million in January 2019, the Company recognized a loss of $0.3 million related to the write-off of Credit Agreement Revolver debt issuance costs in the fourth quarter of 2018 as discussed in Note 9 – Debt in the Notes to Consolidated Financial Statements.

Provision for Income Taxes

The Company’s current income tax expense and deferred income tax benefit were $0.1 million and $(0.7) million, respectively, for the year ended December 31, 2018 as compared to the Company’s current income tax expense and deferred income tax expense of $2.5 million and $0.6 million, respectively, for the year ended December 31, 2017. The Company had net deferred tax assets of $4.4 million as of December 31, 2018 and $3.7 million as of December 31, 2017. There were no valuation allowances recorded as of December 31, 2018 or December 31, 2017.

The decrease in current income tax expenses is primarily attributable to the Company’s lower U.S. corporate income tax rate as a result of the U.S. Tax Cuts and JOBS Act (“Tax Reform Act”), which was signed into law on December 22, 2017. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, as of January 1, 2018. Furthermore, as a result of the Tax Reform Act, the Company recorded a tax expense of $1.7 million due to a remeasurement of deferred tax assets and liabilities in the fourth quarter of 2017.

See Note 12 - Income Taxes in the Notes to Consolidated Financial Statements.

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

Given the multi-year duration of many of our contracts, backlog revenue is expected to be earned over a period that will extend one year. Many of our contracts contain provisions that allow the contract to be canceled at any time; however, if this occurs, we can generally recover costs incurred up to the date of cancellation. Historically, we have not experienced significant decreases in contract value or cancellations of projects that were already included in backlog.

Construction backlog at December 31, 2018 and December 31, 2017 was $505.5 million and $426.7 million, respectively. The increase in Construction backlog was driven by an increase in new construction projects in the Michigan and Florida regions, offset by decreases in construction projects in New England and Ohio. Of the Construction backlog at December 31, 2018, we expect to recognize approximately $303.9 million by the end of 2019. In addition, Service backlog as of December 31, 2018 and December 31, 2017 was $54.2 million and $34.7 million, respectively. Service backlog increased in all regions, most notably in the Florida region due to mechanical, electrical and plumbing engineering (“MEP”) prime projects. Because of the short duration of our service work, we expect approximately 100% of this backlog to be recognized by the end of 2019.

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

The following table presents summary cash flow information for the periods indicated:

	For the years ended
(in thousands)	December 31, 2018	December 31, 2017
Net cash provided by (used in)
Operating activities	$25,322	$(4,065)
Investing activities	(3,680)	(3,234)
Financing activities	(20,649)	519
Net increase (decrease) in cash	$993	$(6,780)

Noncash investing and financing transactions:
Property and equipment financed with capital leases	$3,260	$1,801
Financed insurance premium	$—	$2,135
Interest paid	$2,714	$1,882

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2018, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2018	2017
Current assets	$204,986	$166,260
Current liabilities	(182,138)	(135,484)

Net working capital	$22,848	$30,776
Current ratio*	1.13	1.23

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Provided by (Used in) Operating Activities

Cash flows provided by (used in) operating activities were $25.3 million for the year ended December 31, 2018 as compared to $(4.1) million for the year ended December 31, 2017. As compared to the same period in 2017 for the year ended December 31, 2018, we experienced increases of $6.4 million in our net receivables, $22.3 million in billings in excess of costs and estimated earnings on uncompleted contracts (“overbilled position”), and $6.9 million in accounts payable. The increase in receivables was driven by higher fourth quarter billings year over year associated with 2018’s increase in revenue volume. In addition, the increase in our overbilled position resulted from a combination of favorable billing terms in certain new projects and heightened attention to our billing procedures. Stock-based compensation expense from the issuance of restricted stock units was $2.2 million for the year ended December 31, 2018. The increases in other current assets of $31.2 million and accrued expenses and other current liabilities of $29.5 million are primarily attributable to the $30.0 million lawsuit settlement referenced in Note 14 – Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements. The settlement of this matter is being entirely covered by the Company’s insurance carriers. Our accrued taxes payable at December 31, 2018 decreased by $2.8 million from December 31, 2017 due to accrued income tax payments made during the period ending December 31, 2018.

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

Non-cash charges for depreciation and amortization decreased by $3.4 million to $5.7 million for the year ended December 31, 2018 from $9.1 million for the year ended December 31, 2017 due primarily to the amortization of certain intangible assets acquired as part of the acquisition of LHLLC becoming fully amortized during the year ended December 31, 2018.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $3.7 million for the year ended December 31, 2018 as compared to $3.2 million for the year ended December 31, 2017. Cash used in investing activities for the year ended December 31, 2018 of $3.9 million represented cash outflows for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.2 million in proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2017 of $3.2 million represented cash outflows for capital expenditures, offset by $0.1 million in proceeds from the sale of property and equipment.

During both 2018 and 2017, we obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities was $(20.6) million for the year ended December 31, 2018 as compared to $0.5 million for the year ended through December 31, 2017. For the year ended December 31, 2018, we borrowed $109.7 million and repaid a total of $115.3 million on the Credit Agreement Revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $2.3 million of the Bridge Term Loan, made repayments of $3.3 million on the Credit Agreement Term Loan (as defined below) and made capital lease payments of $1.9 million. The Company also paid $0.8 million of debt issuance costs associated with the Credit Agreement Revolver, Credit Agreement Term Loan and the Bridge Term Loan. During the year ended December 31, 2018, the Company’s bank overdrafts decreased by $6.4 million, representing decrease in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

At December 31, 2017, the Company had a bank overdraft of $7.8 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date. For the year ended December 31, 2017, we borrowed $111.6 million and repaid a total of $105.9 million on the Credit Agreement Revolver, paid $4.1 million to redeem 120,000 preferred shares (including $0.2 million of a preferred stock share redemption premium), made repayments of $4.9 million on the Credit Agreement Term Loan, made capital lease payments of $1.7 million, and paid $2.1 million for insurance premiums previously financed.

The following table reflects our available funding capacity as of December 31, 2018:

(in thousands)
Cash & cash equivalents		$1,619
Credit agreement:
Revolving credit facility	$22,500
Outstanding revolving credit facility	-
Outstanding letters of credit	(3,415)
Net credit agreement capacity available		19,085
Total available funding capacity		$20,704

Cash Flow Summary

Cash provided by operating activities for the year ended December 31, 2018 was primarily driven by management’s heightened attention to its project billing procedures and favorable billing terms in certain new projects, which resulted in a $22.3 million increase in the Company’s overbilled position, as well as a less significant but related decrease in its underbilled position, at December 31, 2018. Billing and collections on both Construction and Service projects improved significantly through fiscal year 2018. Management expects operating cash flow will remain positive as our new projects mature, cash is collected, and profits increase. Management further expects that increasing volumes of service work, which is less sensitive to the cash flow variability presented by large construction projects, will continue to positively impact our cash flow trends.

Debt and Related Obligations

Credit Agreement

On July 20, 2016, in connection with the Business Combination, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”) entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement provided for a $25.0 million line of credit (the “Credit Agreement Revolver”) and a $24.0 million term loan (the “Credit Agreement Term Loan”) with a consortium of four commercial banks. The loans had a variable interest rate based on one-month LIBOR and were set to expire in July 2021. The loans were subject to certain financial covenants.

Effective December 31, 2017, the Company was required to remit an amount equal to 50% of its excess cash flow (as defined in the Credit Agreement), which percentage was subject to reduction based on the Senior Leverage Ratio (as defined therein). Based on the Company's related computation as of December 31, 2017, $1.6 million was paid to the lenders on May 1, 2018. This amount was reclassified from long-term debt to the current portion of long-term debt at December 31, 2017.

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provided for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”) the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock for an aggregate purchase price of $9.1 million plus accrued but unpaid dividends of $0.9 million.

Loans under the Credit Agreement bore interest, at the borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a base rate, in each case, plus an applicable margin. With respect to the Bridge Term Loan, from the twelve-month anniversary of the Effective Date and all times thereafter, the applicable margin with respect to any base rate loan was 5.00% per annum and, with respect to a Eurodollar loan, 6.00% per annum.

The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing on March 31, 2018. The Bridge Term Loan was to mature on April 12, 2019. The Bridge Term Loan was guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the loans under the Credit Agreement.

On March 21, 2018, the Company, LFS and LHLLC entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Third Amendment provided for an increase in the amount that could be drawn against the Credit Agreement Revolver for the issuances of letters of credit from $5.0 million to $8.0 million, modified the definition of EBITDA to include certain one-time costs and non-cash charges and joined the Company as a guarantor under the Credit Agreement and related loan documents.

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amended the existing covenants of the Credit Agreement to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the Fourth Amendment and Limited Waiver required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended June 30, 2018.

On August 13, 2018, the Company, LFS and LHLLC entered into the Fifth Amendment to Credit Agreement and Limited Waiver (the “Fifth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fifth Amendment and Limited Waiver amended the existing covenants of the Credit Agreement and required the Company to engage a consultant for the purposes of making recommendations as to methods of the Company’s corporate and Mid-Atlantic’s operations and controls. In addition, the Fifth Amendment and Limited Waiver required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended March 30, 2019 and not less than 1.25 at all times thereafter.

During the third quarter of 2018, the Company was not in compliance with the then existing debt covenants. As a result of these violations, the lenders requested that the Company seek alternative financing. On November 30, 2018, the Company, LFS and LHLLC entered into a Sixth Amendment to Credit Agreement and Limited Waiver (the “Sixth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer pursuant to which the administrative agent and certain lenders thereto agreed to a waiver of the Company’s non-compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. In addition, the Sixth Amendment and Limited Waiver amended the Credit Agreement to, among other things, (i) reduce the Lenders’ $25.0 million commitment under the Company’s Credit Agreement Revolver to $22.5 million on December 31, 2018 and $20.0 million on January 31, 2019, (ii) accelerate the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility from July 20, 2021 to March 31, 2020, and (iii) require that certain actions be taken in connection with the refinancing of the Company’s obligations under the Credit Agreement by certain scheduled dates.

As a result of the reduction of the Credit Agreement Revolver commitment, the Company recognized a loss of $0.3 million related to the write-off of Credit Agreement Revolver debt issuance costs in the fourth quarter of 2018.

As of December 31, 2018, the Company was in compliance with the financial and other covenants related to the Credit Agreement. As of December 31, 2018, there was $22.5 million of available capacity under the line of credit, $14.3 million outstanding under the Credit Agreement Term Loan and $7.7 million outstanding under the Bridge Term Loan provided by the Credit Agreement. In addition, at December 31, 2018, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program as compared to $3.5 million at December 31, 2017.

Refinancing Agreements

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds of the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

LFS, a wholly-owned subsidiary of the Company, and each of its subsidiaries are borrowers (“Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement is guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the Borrowers, the “Loan Parties”).

The 2019 Refinancing Agreement is secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement are governed by an intercreditor agreement.

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 8.00% or a base rate (with a 3.00% minimum) plus 7.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2023 subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date.

The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021.

2019 Refinancing Agreement – CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $15.0 million of available borrowing capacity thereunder.

The Borrowers and Guarantors under the 2019 ABL Credit Agreement are the same as under the 2019 Refinancing Agreement.

The 2019 ABL Credit Agreement is secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%.

2019 ABL Credit Agreement - Other Terms and Conditions

The 2019 ABL Credit Agreement matures on April 12, 2022. There is an unused line fee ranging from 0.250% to 0.375% per annum on undrawn amounts.

The 2019 ABL Credit Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

The 2019 ABL Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occur.

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through June 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021.

For further information on the Company’s obligations under the Credit Agreement and the Refinancing Agreements, see also Note 9 – Debt in the Notes to Consolidated Financial Statements.

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2018 and 2017, we had approximately $106.6 million and $93.8 million in surety bonds outstanding, respectively. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Overall Liquidity Assessment

As a result of significant gross profit write downs recorded on numerous Mid-Atlantic projects during 2018, the Company was not in compliance with certain debt covenants under its then existing Credit Agreement as of September 30, 2018. As a result of these covenant violations, the lenders requested that the Company seek alternative financing.

As discussed above, on April 12, 2019, we entered into the Refinancing Agreements and repaid all of our obligations under the Credit Agreement, including the Credit Agreement Term Loan, Bridge Term Loan and the Credit Agreement Revolver. Management believes that the Refinancing Agreements will provide sufficient working capital funding to sustain our operations, and further that we will be able to meet all of the covenants required thereunder, for the next year.

Based on the foregoing, as of the date of the issuance of these consolidated financial statements, management believes that the combination of our current cash position, its projected cash flow to be received from existing and new customers, its positive working capital, its significant bonding capacity, and its availability under the 2019 Refinancing Agreements, have alleviated the substantial doubt about its ability to continue as a going concern for at least the next 12 months.

Additionally, we expect that certain non-cash items, our net operating loss carryforwards and certain additional temporary differences between book and tax basis will mitigate our cash outflow until such items are completely utilized, and therefore add to liquidity in the near term.

Our future capital requirements will depend on many factors, including revenue growth and costs incurred to support it. Our capital expenditures in future periods are expected to grow in line with our business. To the extent that existing cash and cash from operations are not sufficient to fund our future operations, we may need to raise additional funds through public or private equity or additional debt financing. Although we currently are not a party to any agreement with any third parties with respect to potential investments in, or acquisitions of, businesses, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

The components of the self-insurance are reflected below as of December 31, 2018 and 2017, respectively:

(in thousands)	December 31, 2018	December 31, 2017

Current liability — workers’ compensation and general liability	$352	$408
Current liability — medical and dental	607	508
Non-current liability	820	412
Total liability	$1,779	$1,328
Restricted cash	$113	$113

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

Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. These contract costs are included in our results of operations under the caption “Cost of revenue.” Then, as we perform under those contracts, we measure costs incurred, compare them to total estimated costs to complete the contract, and recognize a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed, but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on our projects is substantially produced to job specifications and is a value added element to our work. The costs are considered to be incurred when title is transferred to us, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at our shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

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

Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 5 – Contracts in Progress in the Notes to Consolidated Financial Statements for information related to unresolved change orders and claims.

Variations from estimated project costs could have a significant impact on our operating results, depending on project size, and the recoverability of the variation via additional customer payments.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts generally ranges from one month to two years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.

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

Off-Balance Sheet and Other Arrangements

Aside from the $3.4 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program at December 31, 2018, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

LIMBACH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Limbach Holdings, Inc.

Pittsburgh, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/Crowe LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia
April 15, 2019

LIMBACH HOLDINGS, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except share data)	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$1,619	$626
Restricted cash	113	113
Accounts receivable, net	135,687	129,343
Costs and estimated earnings in excess of billings on uncompleted contracts	32,698	33,006
Advances to and equity in joint ventures, net	12	11
Other current assets	34,857	3,161
Total current assets	204,986	166,260

Property and equipment, net	20,527	17,918
Intangible assets, net	12,953	14,225
Goodwill	10,488	10,488
Deferred tax asset	4,409	3,664
Other assets	271	465
Total assets	$253,634	$213,020

LIABILITIES
Current liabilities
Current portion of long-term debt	$3,141	$6,358
Accounts payable, including retainage	74,353	67,438
Billings in excess of costs and estimated earnings on uncompleted contracts	50,843	28,543
Accrued income taxes	-	2,220
Accrued expenses and other current liabilities	53,801	30,925
Total current liabilities	182,138	135,484
Long-term debt	23,614	20,556
Other long-term liabilities	1,514	861
Total liabilities	207,266	156,901
Commitments and contingencies	-	-
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2018 and 280,000 issued and outstanding as of December 31, 2017 ($0 and $7,853 redemption value as of December 31, 2018 and December 31, 2017, respectively)	-	7,959

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,592,911 issued and outstanding at December 31, 2018 and 7,504,133 at December 31, 2017	1	1
Additional paid-in capital	54,791	54,738
Accumulated deficit	(8,424)	(6,579)
Total stockholders’ equity	46,368	48,160
Total liabilities and stockholders’ equity	$253,634	$213,020

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Operations

	For the Year Ended
(in thousands, except share and per share data)	December 31, 2018	December 31, 2017
Revenue	$546,526	$485,739
Cost of revenue	487,095	420,116
Gross profit	59,431	65,623
Operating expenses:
Selling, general and administrative	57,089	56,023
Amortization of intangibles	1,272	3,582
Total operating expenses	58,361	59,605
Operating income	1,070	6,018
Other income (expenses):
Interest income (expense), net	(3,305)	(2,034)
Loss on debt modification	(335)	-
Gain (loss) on sale of property and equipment	90	(121)
Total other expenses	(3,550)	(2,155)
Income (loss) before income taxes	(2,480)	3,863
Income tax provision (benefit)	(635)	3,151
Net income (loss)	(1,845)	712
Dividends on cumulative redeemable convertible preferred stock	(113)	809
Premium paid on partial preferred redemption	2,219	847
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,951)	$(944)

EPS
Net loss per share attributable to Limbach Holdings, Inc. common stockholders:
Basic	$(0.52)	$(0.13)
Diluted	$(0.52)	$(0.13)
Weighted average number of shares outstanding:
Basic	7,562,586	7,471,371
Diluted	7,562,586	7,471,371

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

(Successor)

Consolidated Statements of Stockholders’ Equity

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital		Accumulated deficit	Stockholders’ equity

Balance at January 1, 2017	7,454,491	$1	$55,162		$(7,715)	$47,448
Dividends on redeemable convertible preferred stock	—	—	(809)		—	(809)
Reclassification of cumulative dividends on redeemable convertible preferred stock	—	—	(424	)(1)	424 (1)	—
Premium paid on partial redemption of redeemable convertible preferred stock	—	—	(847)		—	(847)
Stock-based compensation	—	—	1,656		—	1,656
Shares issued related to vested Restricted stock units	48,835	—	—		—	—
Exercise of warrants	807	—	—		—	—
Net income	—	—	—		712	712
Balance at December 31, 2017	7,504,133	$1	$54,738		$(6,579)	$48,160
Exercise of warrants	10,627	-	-		-	-
Shares issued related to vested Restricted stock units	78,151	-	-		-	-
Stock-based compensation	-	-	2,159		-	2,159
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)		-	(2,219)
Dividends on redeemable convertible preferred stock	-	-	113		-	113
Net loss	-	-	-		(1,845)	(1,845)
Balance at December 31, 2018	7,592,911	$1	$54,791		$(8,424)	$46,368

(1)	See Note 11 – Cumulative Redeemable Convertible Preferred Stock in the Notes to Consolidated Financial Statements for further discussion of the reclassification.

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)	January 1, 2018 through December 31, 2018	January 1, 2017 through December 31, 2017
Cash flows from operating activities:
Net income (loss)	$(1,845)	$712
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,683	9,118
Provision for doubtful accounts	64	259
Stock-based compensation expense	2,159	1,656
Loss on debt modification	335	-
Amortization of debt issuance costs	373	181
Deferred tax provision (benefit)	(745)	603
Accretion of preferred stock discount to redemption value	-	21
(Gain) loss on sale of property and equipment	(90)	121
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,408)	(15,630)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	308	(1,046)
(Increase) decrease in other current assets	(31,162)	698
(Increase) decrease in other assets	-	1
Increase (decrease) in accounts payable	6,914	10,404
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	22,301	(10,647)
(Decrease) increase in taxes	(2,753)	2,220
Increase (decrease) in accrued expenses and other current liabilities	29,535	(2,780)
Increase (decrease) in other long-term liabilities	653	44
Net cash provided by (used in) operating activities	25,322	(4,065)
Cash flows from investing activities:
Proceeds from sale of property and equipment	198	70
Advances to joint ventures	(1)	(1)
Purchase of property and equipment	(3,877)	(3,303)
Net cash used in investing activities	(3,680)	(3,234)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	(6,446)	7,780
Payments on Credit Agreement term loan	(3,300)	(4,865)
Proceeds from Credit Agreement revolver	109,650	111,562
Payments on Credit Agreement revolver	(115,308)	(105,904)
Payments on term loan	-	(33)
Proceeds from Bridge Term Loan	10,000	-
Payments on Bridge Term Loan	(2,264)	-
Payments on financed insurance premium	-	(2,135)
Payments on capital leases	(1,939)	(1,690)
Convertible preferred stock redeemed	(9,191)	(3,847)
Convertible preferred stock dividends paid	(875)	(245)
Taxes paid related to net-share settlement of equity awards	(211)	(104)
Debt issuance costs	(765)	-
Net cash provided by (used in) financing activities	(20,649)	519
Increase (decrease) in cash and cash equivalents	993	(6,780)
Cash and cash equivalents, beginning of year	626	7,406
Cash and cash equivalents, end of year	$1,619	$626

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$3,260	$1,801
Financed insurance premium	$-	$2,135
Interest paid	$2,714	$1,882

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

LIMBACH HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2018

Note 1 – Organization and Plan of Business Operations

Limbach Holdings, Inc. (the “Company”), formerly known as 1347 Capital Corp. (“1347 Capital”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania. The Company’s Consolidated Financial Statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016, the Company consummated a business combination (“Business Combination”) with LHLLC pursuant to the agreement and plan of merger dated as of March 23, 2016 by and among 1347 Capital Corp. (now Limbach Holdings Inc.), LHLLC and FdG HVAC, LLC (“FdG”), as stockholders’ representative (the “Merger Agreement”). In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. to Limbach Holdings, Inc.

We operate in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, government, commercial, manufacturing, mission critical, entertainment, and leisure. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended, declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Note 2 – Significant Accounting Policies

Basis of Presentation and Liquidity

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) and based on the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

As a result of significant gross profit write downs recorded on numerous Mid-Atlantic projects during 2018, the Company was not in compliance with certain debt covenants under its then existing Credit Agreement as of September 30, 2018. As a result of these covenant violations, the lenders requested that the Company seek alternative financing and this uncertainty about the Company’s future liquidity raised substantial doubt as to the Company’s ability to continue as a going concern.

LIMBACH HOLDINGS, INC.

Notes to Consolidated Financial Statements

As discussed in Note 9 – Debt (where all capitalized terms are also defined), on April 12, 2019, the Company entered into the Refinancing Agreements and repaid all of its obligations under its previous Credit Agreement, including the Credit Agreement Term Loan, Bridge Term Loan and Credit Agreement Revolver. Management believes that the Refinancing Agreements will provide sufficient working capital funding to sustain the Company’s operations, and further that the Company will be able to meet all of the covenants required thereunder, for the next year.

Based on the foregoing, as of the date of the issuance of these consolidated financial statements, management believes that the combination of the Company’s current cash position, its projected cash flow to be received from existing and new customers, its positive working capital, its significant bonding capacity, and its availability under the 2019 Refinancing Agreements, have alleviated substantial doubt about its ability to continue as a going concern for at least the next 12 months.

Principles of Consolidation

The Consolidated Financial Statements include all amounts of Limbach Holdings, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks. The Company maintains demand accounts at several domestic banks. From time to time, account balances have exceeded the maximum available Federal Deposit Insurance Corporation (FDIC) coverage limit.

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

Joint Ventures

The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to Limbach’s sub-contract are recorded within the Company’s statement of operations and balance sheet, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue is equal to the sum of the sub-contracts it issues to the joint venture partners. The voting power and management of the joint ventures is shared equally by the joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC Topic 323 – Investments – Equity Method and Joint Ventures.

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

Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. See also Note 5 – Contracts in Progress.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed for impairment at least annually or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment assessment for goodwill and other indefinite-life intangible assets as of October 1st or more frequently if events or changes in circumstances indicate that the asset might be impaired.

In 2018, management performed a quantitative impairment test of goodwill and indefinite-lived intangible assets as of September 30, 2018 due to the significant project write-downs recorded in the 3rd quarter of 2018 and as of December 31, 2018 as a result of the Company’s book value exceeding its market capitalization. A quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value. The fair values of the reporting units are determined using a combination of a discounted cash flow analysis and market multiples. Assumptions used for these fair value techniques are based on a combination of historical results, current forecasts, market data and recent economic events. The determination of fair value involves significant management judgment and we apply our best judgment when assessing the reasonableness of financial projections. Fair values are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill and indefinite-lived intangible impairment tests will prove to be an accurate prediction of future results. Management evaluates the recoverability of indefinite-lived intangible assets using the relief-from-royalty method based on projected financial information.

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

There were no impairment losses identified as a result of our impairment tests.

Long-Lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances (triggering events) indicate that a potential impairment has occurred. A potential impairment has occurred if the projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management’s assumptions of cash inflows and outflows directly resulting from the use of the asset in operations. When a potential impairment has occurred, an impairment charge is recorded if the carrying value of the long-lived asset exceeds its fair value. Fair value is measured based on a projected discounted cash flow model using a discount rate which we feel is commensurate with the risk inherent in our business.

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

Debt issuance costs related to the Credit Agreement Term Loan are reflected as a direct deduction from the carrying amount of Long-term debt liability. Debt issuance costs related to the Bridge Term Loan are reflected as a direct deduction from the carrying amount of the Current portion of long-term debt liability. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an Other asset.

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

During 2018 and 2017, the Company granted restricted stock units (“RSUs”) under the 2016 Plan. Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions (“PRSUs”), the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the graded vesting method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 19 – Management Incentive Plans in the Notes to the Consolidated Financial Statements.

Income Taxes

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the Credit Agreement term loan approximates its fair value due to the variable rate on such debt. As of December 31, 2018, the Company determined the fair value of its Credit Agreement term loan was $14.3 million and its Bridge Term Loan at $7.7 million. These fair values were determined using discounted estimated future cash flows using level 3 inputs. There were no outstanding borrowings on the Company’s Credit Agreement revolver at December 31, 2018.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

Cumulative Redeemable Convertible Preferred Stock

The Company’s cumulative redeemable convertible preferred stock was classified as temporary equity and was shown net of issuance costs. Unpaid cumulative preferred dividends were compounded and accumulated at each quarterly dividend date using the straight-line method and presented within the carrying value of the preferred stock. As of December 31, 2017, the difference between the carrying value and redemption value was due to the issuance costs and the difference between the accrual of dividends using the straight-line method and the actual stated dividend amount. On July 14, 2017, the Company exercised its repurchase right by partially redeeming the outstanding convertible preferred stock and on January 12, 2018, the Company exercised its remaining repurchase right with respect to the remaining outstanding convertible preferred stock. See Note 11 - Cumulative Redeemable Convertible Preferred Stock in the Notes to Consolidated Financial Statements.

Earnings per Share

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

The following table summarizes the securities that were antidilutive (including warrants, unit purchase options (UPOs), RSU and preferred stock after giving effect to their respective conversion to shares of common stock for those units in-the-money, or share equivalents for those units out-of-the-money) and therefore, were not included in the computations of diluted loss per common share.

	For the Years Ended
	December 31, 2018	December 31, 2017
In-the-money warrants	-	474,204
Out-of-the-money warrants	4,576,799	600,000
Preferred stock	16,877	688,219
Service-based RSUs	48,307	43,785
Performance and market-based RSUs (1)	-	-
In-the-money UPOs	1,308	5,675
Out-of-the-money UPOs	8,550	-
Total	4,651,841	1,811,883

1 For the years ended December 31, 2018 and 2017, all PRSUs and MRSUs were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during 2018 and would not be satisfied if the reporting date was at the end of the contingency period.

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2018	December 31, 2017
EPS numerator:
Net income (loss)	$(1,845)	712
Less: Undistributed preferred stock dividends	(113)	809
Less: Premium paid on partial preferred redemption	2,219	847
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,951)	(944)

EPS denominator:
Weighted average shares outstanding – basic	7,563	7,471
Impact of dilutive securities
Warrants in-the-money	-	-
Nonvested RSUs	-	-
UPOs in-the-money	-	-
Weighted average shares outstanding – diluted	7,563	7,471

Net loss per share attributable to Limbach Holdings, Inc. common stockholders:
Basic	$(0.52)	$(0.13)
Diluted	$(0.52)	$(0.13)

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

Note 3 – Accounting Standards

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments–Equity Method and Joint Ventures (Topic 323),” which applies to ASU 2014-09 and ASU 2016-02 and provides an SEC staff view that a Company must evaluate ASUs not yet adopted to determine the appropriate financial statement disclosures about the potential material impacts of those ASUs on the financial statements when adopted in a future period according to Staff Accounting Bulletin (“SAB”) Topic 11.M. If the Company does not know or cannot reasonably estimate the impact that adoption of the ASU is expected to have on the financial statements, a statement should be made to that effect and additional qualitative financial statement disclosures should be made to assist the financial statement reader in assessing the significance of the impact that the standard will have on the financial statements when adopted. This guidance was effective upon issuance and has been adopted.

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

In August 2018, the Securities and Exchange Commission (the “Commission”) adopted amendments to simplify certain disclosure requirements that were redundant, duplicative, overlapping or outdated based on other Commission disclosure requirements, GAAP or other changes in the information environment. The final rule amends Rule 10-01 of Regulation S-X (Rule 8-03 for smaller reporting companies) and requires registrants to disclose changes in shareholders’ equity, in the form of a reconciliation, for “the current and comparative year-to-date interim periods, with subtotals for each interim period.”  Registrants may present the activity in a separate statement of changes in stockholders’ equity or in the notes to the interim financial statements. These amendments became effective 30 days from publication in the Federal Register on November 5, 2018. The Company adopted this rule and changed the presentation of its changes in stockholders’ equity during the third quarter of 2018. See the Consolidated Statements of Stockholders’ Equity.

Recent Accounting Pronouncements

The effective dates shown in the following pronouncements are private company effective dates, based upon the Company’s election to conform to private company effective dates based on the relief provided to Emerging Growth Companies (“EGCs”) under the JOBS Act.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, issued by the FASB in August 2015,” which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year 2019 annual financial statements and for interim periods beginning in fiscal year 2020.

We have substantially completed the process of evaluating the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the new guidance. Retention related balances will be presented as a separate contract asset instead of a component of accounts receivable on the face of the balance sheet. Management will evaluate the nature of warranties provided to the Company’s customers to determine if such warranties represent an assurance-type or service-type warranty, which requires identification and treatment as a separate performance obligation. For purposes of revenue recognition, such warranties are currently included in total estimated project costs. Further, management intends to develop a process for calculating the balance of remaining unsatisfied performance obligations, which is a required disclosure under the new revenue recognition standard that may differ from the historical calculation of backlog, although we intend to continue disclosing backlog in our future SEC filings. We expect to separately present contract assets and liabilities in the consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, costs and estimated earnings in excess of billings and capitalized mobilization costs. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings. We are currently drafting revised accounting policies and evaluating the enhanced disclosure requirements on our business processes, controls and systems.

Using the modified retrospective method, we anticipate adopting the standard for fiscal year 2019 and for interim periods beginning in fiscal year 2020. As a result of the review of our various types of revenue arrangements, we do not anticipate that the adoption will have a material impact on our Condensed Consolidated Financial Statements, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to correct inconsistencies in the guidance and clarify how to apply certain provisions of the lease standards. In addition, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” intended to reduce costs and ease implementation of the leases standard for financial statement preparers by providing a new transition method and a practical expedient for separating components of a contract. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Because the Company’s EGC status is set to expire on December 31, 2019, unless other disqualifying provisions apply prior to that date (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - JOBS Act), the Company is expected to comply with this standard beginning the fourth quarter of 2019. Earlier application is permitted. Management has not yet commenced its analysis of these standards and therefore cannot estimate the impact of their adoption on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. When adopted, this standard is expected to have no material impact on the Consolidated Financial Statements. We anticipate adopting this standard in the first quarter of 2019.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The amendments in this update are to be applied prospectively on or after the effective date. Management is currently evaluating this standard to determine the impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this Update are to be applied on a prospective basis. When adopted, this standard is expected to have no material impact on the Consolidated Financial Statements. We anticipate adopting this standard in the first quarter of 2019.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” to simplify the accounting for share-based payment transactions to non-employees for goods and services by aligning it with the guidance for share-based payments to employees. Because the Company’s EGC status is set to expire on December 31, 2019, unless other disqualifying provisions apply prior to that date (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - JOBS Act), the Company is expected to comply with this standard beginning the fourth quarter of 2019. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09, “Revenue from Contracts with Customers—Topic 606.” The adoption of this standard is expected to have no material impact on the Consolidated Financial Statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard only impacts disclosure and therefore, the Company does not expect that it will have an impact on the Consolidated Financial Statements.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	December 31, 2018	December 31, 2017
Accounts receivable – trade	$106,063	$103,506
Retainage	29,867	26,070
Allowance for doubtful accounts	(243)	(233)
Accounts receivable, net	$135,687	$129,343

Note 5 – Contracts in Progress

(in thousands)	December 31, 2018	December 31, 2017
Revenue earned on uncompleted contracts	$731,923	$557,164
Less: Billings to date	(750,068)	(552,701)
Net underbilling (overbilling)	$(18,145)	4,463

The above is reflected in the accompanying consolidated balance sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	32,698	33,006
Billings in excess of costs and estimated earnings on uncompleted contracts	(50,843)	(28,543)
Net underbilling (overbilling)	$(18,145)	$4,463

Accounts payable includes retainage due to subcontractors totaling $13.0 million and $11.1 million as of December 31, 2018 and 2017, respectively.

The Company has asserted claims and may have unresolved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management continually evaluates these items and estimates the recoverable amounts and, if significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized. The current estimated net realizable value on such items as recorded in costs and estimated earnings in excess of billings on uncompleted contracts in the consolidated balance sheets was $23.1 million and $10.3 million as of December 31, 2018 and 2017, respectively. The Company anticipates that the majority of such amounts will be earned as revenue within one year.

During the years ended December 31, 2018 and 2017, we recorded revisions in our contract estimates for certain Construction and Service projects. For individual projects with revisions having a material gross profit impact, this resulted in 2018 gross profit write downs totaling $16.6 million on fourteen Construction projects, ten of which were in the Mid-Atlantic region, and $1.7 million on a single Mid-Atlantic Service project. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in 2018 gross profit write ups totaling $3.3 million on six Construction projects and $0.5 million for one Service project. During the year ended December 31, 2017, the Company recorded revisions in contract estimates on two Construction projects resulting in cumulative write downs of $3.0 million and $1.2 million on a single Service project. Certain operating locations recorded revisions in their contract estimates on four Construction projects resulting in gross profit write ups totaling $4.7 million and $0.4 million on a single Service project.

Note 6 – Property and Equipment

Property and equipment consist of the following at December 31:

	2018	2017
(in thousands)
Land and improvements	$400	$400
Buildings and leasehold improvements	7,022	6,102
Machinery and equipment	24,913	19,256
Gross property and equipment	32,335	25,758
Less: Accumulated depreciation	(11,808)	(7,840)
Property and equipment, net of accumulated depreciation	$20,527	$17,918

The cost of assets recorded under capital leases was $10.7 million and $7.8 million at December 31, 2018 and 2017, respectively. Accumulated depreciation on these capital leases was $5.4 million and $4.0 million at December 31, 2018 and 2017, respectively. The depreciation expense from assets recorded under capital leases is included in depreciation.

Depreciation expense was $4.4 million for the year ended December 31, 2018 and $5.5 million for the year ended December 31, 2017.

Note 7 – Goodwill and Intangibles

Intangible assets, including goodwill, are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(2,081)	2,629
Favorable Leasehold Interests	530	(166)	364
Total amortized intangible assets	10,950	(7,957)	2,993
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(7,957)	$12,953
Goodwill	$10,488	$—	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2017
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,347)	$483
Backlog – Service	880	(880)	-
Customer Relationships – Service	4,710	(1,359)	3,351
Favorable Leasehold Interests	530	(99)	431
Total amortized intangible assets	10,950	(6,685)	4,265
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,910	$(6,685)	$14,225
Goodwill	$10,488	$—	$10,488

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

Total amortization expense for these amortizable intangible assets was $1.3 million for the year ended December 31, 2018 and $3.6 million for the year ended December 31, 2017. Due to the Company's significant additional project write downs recorded during the quarter ended September 30, 2018 representing a triggering event, management performed an impairment test for goodwill and indefinite-lived intangible assets.  Based on the results of the analysis, the fair value of both the Construction and Service reporting units exceeded their respective carrying amounts.  This resulted in no impairment charge for the quarter ended September 30, 2018.  Management updated its annual assessment of goodwill and intangible assets as of December 31, 2018 due to the Company’s consolidated book value exceeding its market capitalization and concluded that there was no impairment to its goodwill or indefinite-lived intangible asset. Similarly, no impairment charge was recorded for the year ended December 31, 2018. Management’s analyses resulted in estimated fair values of 21% and 120% greater than the segment level book values at December 31, 2018 for the Construction and Service segments, respectively.

The estimated remaining useful lives of definite-lived intangible assets are as follows:

Asset	Amortization Method	Estimated Remaining Useful Life
Customer Relationships – Service	Pattern of economic benefit	12.0 Years
Favorable Leasehold Interests	Straight line	10.17 Years

Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2019	$642
2020	525
2021	431
2022	357
2023	245
2024 and thereafter	793
Total	$2,993

Note 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are comprised of the following as of December 31:

(in thousands)	2018	2017
Accrued payroll and related liabilities	$5,146	$5,430
Accrued bonus and commissions	342	4,542
Accrued insurance liabilities	1,060	1,005
Accrued job costs	10,783	9,818
Bank overdraft	1,334	7,780
Legal settlements	32,578	328
Other accrued liabilities	2,558	2,022
Total	$53,801	$30,925

Note 9 – Debt

Long-term debt consists of the following obligations as of December 31:

(in thousands)	2018	2017
Credit Agreement – revolver(1)	$-	$5,658
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019(1)	7,736	-
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through March, 2020(1)	14,335	17,635
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.1% through 2023	5,145	3,830
Total debt	27,216	27,123
Less - Current portion	(3,141)	(6,358)
Less - Debt issuance costs	(461)	(209)
Long-term debt	$23,614	$20,556

(1)	Subsequent to the fiscal year ended December 31, 2018, the Company entered into the Refinancing Agreements (as defined below) and used the net proceeds to repay its existing indebtedness under the Credit Agreement.

Maturities of long-term debt and capital leases at December 31, 2018, as adjusted for the 2019 Refinancing Agreement, are as follows:

(in thousands)	Year ending December 31
2019	$3,141
2020	3,560
2021	5,061
2022	15,444
2023	10
Total	$27,216

Credit Agreement

Effective July 20, 2016, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”) entered into the Credit Agreement. The Credit Agreement consisted of a $25.0 million revolving line of credit (“Credit Agreement Revolver”) and a $24.0 million term loan (“Credit Agreement Term Loan”), both with a maturity date of July 20, 2021. It was collateralized by substantially all of the assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan were due quarterly through June 30, 2018. Principal payments of $900,000 were due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At December 31, 2018, the interest rates in effect were 6.62% on the Credit Agreement Term Loan and 8.12% on the Bridge Term Loan (as defined below). There were no outstanding borrowings on the Credit Agreement Revolver at December 31, 2018. At December 31, 2017, the interest rates in effect were 5.62% on the Credit Agreement Term Loan and 7.50% on the Credit Agreement Revolver. There was no Bridge Term Loan in 2017.

Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company was required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage was reduced based on the Senior Leverage Ratio (as defined therein). As a result of this provision, the Company remitted to the lenders under the Credit Agreement an excess cash flow payment of $1.2 million on May 1, 2018. This amount was classified as a current portion of long-term debt at December 31, 2017. The Company could voluntarily prepay the loans at any time subject to the limitations set forth in the Credit Agreement.

The Credit Agreement included restrictions on, among other things and subject to certain exceptions, the Company and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates.

On January 12, 2018, LFS and LHLLC entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provided for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”) the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock for an aggregate purchase price of $9.1 million plus accrued but unpaid dividends of $0.9 million.

Loans under the Credit Agreement bore interest, at the Borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a Base Rate, in each case, plus an applicable margin. With respect to the Bridge Term Loan, from January 12, 2018 to, but excluding, July 12, 2018 (the six-month anniversary of the loan), the applicable margin with respect to any Base Rate loans was 4.00% per annum and with respect to any Eurodollar loan was 5.00% per annum. From July 12, 2018 to, but excluding, the 12-month anniversary thereof, the applicable margin with respect to any Base Rate loan was 4.50% per annum and with respect to any Eurodollar loan was 5.50% per annum. From the 12-month anniversary of January 12, 2018 and all times thereafter, the applicable margin with respect to any Base Rate loan was 5.00% per annum and with respect to a Eurodollar loan was 6.00% per annum.

The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing on March 31, 2018. The Bridge Term Loan was to mature on April 12, 2019. However, the balance was refinanced under the 2019 Refinancing Agreements prior to maturity. The Bridge Term Loan was guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the loans under the Credit Agreement.

On March 21, 2018, the Company, LFS and LHLLC entered into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Third Amendment provided for an increase in the amount that could be drawn against the Credit Agreement Revolver for the issuances of letters of credit from $5.0 million to $8.0 million, modified the definition of EBITDA to include certain one-time costs and non-cash charges and joined the Company as a guarantor under the Credit Agreement and related loan documents.

On May 15, 2018, the Company, LFS and LHLLC entered into the Fourth Amendment to Credit Agreement and Limited Waiver (the “Fourth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fourth Amendment and Limited Waiver amended the existing covenants of the Credit Agreement to include additional information covenants, such as work in process reports and monthly cash flow schedules. In addition, the Fourth Amendment and Limited Waiver required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended June 30, 2018.

On August 13, 2018, the Company, LFS and LHLLC entered into the Fifth Amendment to Credit Agreement and Limited Waiver (the “Fifth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. The Fifth Amendment and Limited Waiver amended the existing covenants of the Credit Agreement and required the Company to engage a consultant for the purposes of making recommendations as to methods of the Company’s corporate and Mid-Atlantic’s operations and controls. In addition, the Fifth Amendment and Limited Waiver required a fixed charge coverage ratio of not less than 1.15 for the fiscal quarter ended March 30, 2019 and not less than 1.25 at all times thereafter.

During the third quarter of 2018, the Company was not in compliance with the then existing debt covenants. As a result of these violations, the lenders requested that the Company seek alternative financing. On November 30, 2018, the Company, LFS and LHLLC entered into a Sixth Amendment to Credit Agreement and Limited Waiver (the “Sixth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer pursuant to which the administrative agent and certain lenders thereto agreed to a waiver of the Company’s non-compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. In addition, the Sixth Amendment and Limited Waiver amended the Credit Agreement to, among other things, (i) reduce the Lenders’ $25.0 million commitment under the Company’s Credit Agreement Revolver to $22.5 million on December 31, 2018 and $20.0 million on January 31, 2019, (ii) accelerate the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility from July 20, 2021 to March 31, 2020, and (iii) require that certain actions be taken in connection with the refinancing of the Company’s obligations under the Credit Agreement by certain scheduled dates.

The Credit Agreement, as amended, required the Company to comply with certain financial performance covenants including the following: (1) a minimum EBITDA of $6.5 million for the fourth quarter of 2018, (2) a fixed charge coverage ratio not less than 1.10 for each fiscal quarter ending on or after March 31, 2019 (which was decreased from 1.15 for the fiscal quarters ending on June 30, 2018 through December 31, 2018) and (3) unfinanced capital expenditures not to exceed $1.0 million for each fiscal quarter ending March 31, 2019, June 30, 2019, and September 30, 2019; no unfinanced capital expenditures for the fiscal quarter ending December 31, 2019 and total unfinanced capital expenditures not to exceed $3.0 million for the fiscal year ended December 31, 2019; and no unfinanced capital expenditures where the Company fails to achieve the required fixed charge coverage ratio for such date.

As a result of the reduction of the Credit Agreement Revolver commitment, the Company recognized a loss of $0.3 million related to the write-off of Credit Agreement Revolver debt issuance costs in the fourth quarter of 2018.

The equity interests of the Company’s subsidiaries were pledged as security for the obligations under the Credit Agreement. The Credit Agreement included customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default was deemed to have occurred if the Company’s securities ceased to be registered with the SEC pursuant to Section 12(b) of the Exchange Act. In case of an event of default, the administrative agent was entitled to, among other things, accelerated payment of amounts due under the Credit Agreement, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

As of December 31, 2018, the Company was in compliance with the financial and other covenants related to the Credit Agreement. As of December 31, 2018, there was $22.5 million of available capacity under the line of credit, $14.3 million outstanding under the Credit Agreement Term Loan and $7.7 million outstanding under the Bridge Term Loan provided by the Credit Agreement. In addition, at December 31, 2018, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program as compared to $3.5 million at December 31, 2017.

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

The Company had $19.1 million of availability under its Credit Agreement Revolver at December 31, 2018.

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

LFS, a wholly-owned subsidiary of the Company, and each of its subsidiaries are borrowers (“Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement is guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the Borrowers, the “Loan Parties”).

The 2019 Refinancing Agreement is secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement are governed by an intercreditor agreement.

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 8.00% or a base rate (with a 3.00% minimum) plus 7.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2023 subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date.

The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness as described in Item 9A no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

2019 Refinancing Agreement – CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $15.0 million of available borrowing capacity thereunder.

The Borrowers and Guarantors under the 2019 ABL Credit Agreement are the same as under the 2019 Refinancing Agreement.

The 2019 ABL Credit Agreement is secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%.

2019 ABL Credit Agreement - Other Terms and Conditions

The 2019 ABL Credit Agreement matures on April 12, 2022. There is an unused line fee ranging from 0.250% to 0.375% per annum on undrawn amounts.

The 2019 ABL Credit Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

The 2019 ABL Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occur.

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through June 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021.

Note 10 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At December 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. On December 7, 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At December 31, 2018 and 2017, a total of 17,100 UPOs remained outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019.

On May 2, 2017, the Company issued 111 shares of common stock in connection with the cashless exercise of 310 Merger Warrants and 465 Additional Merger Warrants.

In 2018, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 142,881 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”) to certain executive officers, non-executive employees and non-employee directors of the Company in the form of an annual ongoing long-term incentive RSU award (the “2018 Ongoing LTI RSU Award”), and an ongoing RSU award to non-employee directors (“2018 Ongoing Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The 2018 Ongoing LTI RSU Award contains service-based and performance-based awards. The 2018 Ongoing Director RSU Award only includes service-based grants.

In 2017, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 439,867 RSUs under the 2016 Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “2017 Inaugural RSU Award”), an annual long-term incentive RSU award (the “2017 LTI RSU Award”), and an RSU award to non-employee directors (“2017 Director RSU Award”). The 2017 Inaugural RSU Award contains service-based and market-based awards; and the 2017 LTI RSU Award contains service-based and performance-based awards. The 2017 Director RSU Award only includes service based-grants.

On November 1, 2017, the Company issued 696 shares of common stock in connection with the cashless exercise of 2,172 Merger Warrants and 3,257 Additional Merger Warrants.

On January 8, 2018, the Company issued 10,627 shares of common stock in connection with the cashless exercise of 33,069 Merger Warrants and 49,604 Additional Merger Warrants.

On or about February 27, 2018, the Company issued 23,225 shares of common stock in connection with the vesting of service-based RSU awards under the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”).

On March 15, 2018, the Company issued 4,264 shares of common stock in connection with the vesting of service-based RSU awards under the 2016 Plan.

On August 3, 2018, the Company issued 48,529 shares of common stock in connection with the vesting of service-based RSU awards under the 2016 Plan.

On December 11, 2018, the Company issued 2,133 shares of common stock in conjunction with the accelerated vesting of RSUs upon the resignation of one of the Company’s directors.

Note 11 – Cumulative Redeemable Convertible Preferred Stock

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

This repurchase was funded through permitted borrowings under the Company’s Credit Agreement revolving credit facility and closed on July 14, 2017. The Company retired the repurchased shares.

Through June 30, 2017, dividends on redeemable convertible preferred stock were reflected as an increase to accumulated deficit. During the year ended December 31, 2017, a reclassification of approximately $0.4 million was made to reflect cumulative dividends as a decrease to additional paid-in capital given the Company's accumulated deficit position. There was no impact to historically reported net income, earnings per share or its statement of cash flows.

As discussed in Note 9 – Debt in the Notes to the Consolidated Financial Statements, on January 12, 2018, the Company exercised its repurchase right with respect to the remaining 280,000 shares of Preferred Stock using the proceeds from the Bridge Term Loan for an aggregate purchase price of $10.0 million, including a $2.2 million premium and accrued but unpaid dividends of $0.9 million, pursuant to the Preferred Stock Repurchase Agreement. The Company also retired these repurchased shares.

Note 12 – Income Taxes

The Company is taxed as a C Corporation. On December 22, 2017, the U.S. Tax Cuts and JOBS Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $1.7 million in 2017 due to a remeasurement of deferred tax assets and liabilities.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC Topic 740 - Income Taxes is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. As of December 31, 2017, the Company had recorded its best estimate for the remeasurement of the deferred tax assets and liabilities. As of December 31, 2018, management recorded immaterial true-up adjustments to its year-end 2017 provisional estimates and believes that its income tax provision reflects guidance issued by the Internal Revenue Service.

The provision (benefit) for income taxes for 2018 and 2017 consists of the following:

	For the Years Ended
(in thousands)	December 31, 2018	December 31, 2017
Current tax provision
U.S. Federal	$16	$1,796
State and local	94	752
Total current tax provision	110	2,548

Deferred tax provision (benefit)
U.S. Federal	(421)	832
State and local	(324)	(229)
Total deferred tax provision (benefit)	(745)	603
Provision (benefit) for income taxes	$(635)	$3,151

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As of December 31, 2018, the Company achieved three years of cumulative pre-tax income after considering permanent items and is forecasting future taxable income. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2018 and 2017.

The components of deferred tax assets (liabilities) were as follows:

(in thousands)	As of December 31, 2018	As of December 31, 2017
Deferred tax assets:
Accrued expenses	$231	$818
Allowance for doubtful accounts	64	62
Intangibles	1,186	1,219
Goodwill	3,613	4,124
Startup costs	112	122
Deferred rent	184	119
Percentage of completion	300	-
Stock-based compensation	566	269
Net operating losses and credits	1,434	-
Other	329	-
Total deferred tax assets	8,019	6,733

Deferred tax liabilities:
Fixed assets	(3,610)	(3,050)
Percentage of completion	-	(19)
Total deferred tax liabilities	(3,610)	(3,069)

Net deferred tax asset	$4,409	$3,664

At December 31, 2018, the Company had tax-effected federal net operating loss carryforwards of approximately $1.2 million which can be carried forward indefinitely. At December 31, 2017, there were no net operating loss carryforwards.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there is no liability for uncertain tax positions as of December 31, 2018 and 2017. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of December 31, 2018 and 2017.

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017
Federal statutory income tax rate	21.0%	34.0%
State income taxes, net of federal tax effect	5.5%	4.6%
Change in federal tax rate	-%	43.2%
Stock based compensation – restricted stock	-1.2%	-
Return to provision adjustment	7.3%	-
Permanent differences	-12.4%	-0.2%
Tax credits	5.2%	-3.5%
Other	0.2%	3.5%
Effective tax rate	25.6%	81.6%

Note 13 – Operating Segments

The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company manages and measures the performance of its business in two distinct operating segments: Construction and Service. These segments are reflective of how the Company's Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officers.

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

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. The Company had a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018 and another single Construction segment customer that accounted for approximately 15% of consolidated total revenues for the year ended December 31, 2017.

The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Segment information for the periods presented is as follows:

	For the Years Ended
	December 31, 2018	December 31, 2017
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$438,229	$391,364
Service	108,297	94,375
Total revenue	546,526	485,739

Gross profit:
Construction	36,721	44,790
Service	22,710	20,833
Total gross profit	59,431	65,623

Selling, general and administrative expenses:
Construction	27,307	25,764
Service	15,003	13,888
Corporate	14,779	16,371
Total selling, general and administrative expenses	57,089	56,023
Amortization of intangibles	1,272	3,582
Operating income	$1,070	$6,018

Operating income for reportable segments	$1,070	$6,018
Less Unallocated amounts:
Interest expense	(3,305)	(2,034)
Loss on debt modification	(335)	-
Gain (loss) on sale of property and equipment	90	(121)
Total unallocated amounts	(3,550)	(2,155)
Total consolidated income (loss) before income taxes	$(2,480)	$3,863

Other Data:
Depreciation and amortization:
Construction	$2,812	$3,304
Service	749	1,496
Corporate	2,122	4,318
Total other data	$5,683	$9,118

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. These leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was $4.8 million for the year ended December 31, 2018 and $4.3 million for the year ended December 31, 2017.

Capital leases consist primarily of leases for vehicles (see Note 9 – Debt in the Notes to Consolidated Financial Statements). The leases are collateralized by the vehicles and require monthly payments of principal and interest. All leases transfer title at lease end for a nominal cash buyout.

The approximate future minimum payments under capital leases and non-cancelable operating leases are as follows as of December 31, 2018:

Year ending December 31:	Capital Leases	Operating Leases
2019	$2,270	$4,323
2020	1,781	4,193
2021	1,214	4,203
2022	600	4,140
2023	12	2,803
Thereafter	-	5,411
Total minimum lease payments	5,877	$25,073
Amounts representing interest	(732)
Present value of net minimum lease payments	$5,145

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

LFS and Harper, wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss the lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts will be paid entirely by the Company’s insurance carriers. The Company will not have any monetary exposure. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs have been included in the captions labeled as Other current assets and Accrued expenses and other current liabilities, respectively, in the Consolidated Balance Sheet as of December 31, 2018 and were subsequently paid in February 2019. See also Note 20 – Subsequent Events in the Notes to Consolidated Financial Statements.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2018, we had approximately $134.2 million in Surety Bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

Collective Bargaining Agreements. Many of the Company’s craft labor employees are covered by collective bargaining agreements. The agreements require the Company to pay specified wages, provide certain benefits, and contribute certain amounts to multi-employer pension plans. If the Company withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the Company could incur additional liabilities related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which it contributes have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue. See Note 18 – Multiemployer Pension Plans in the Notes to Consolidated Financial Statements for further discussion.

Note 15 – Self-Insurance

The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit of $3.7 million per year.

The components of the self-insurance as of December 31, 2018 and December 31, 2017 are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Current liability — workers' compensation and general liability	$352	$408
Current liability — medical and dental	607	508
Non-current liability	820	412
Total liability	$1,779	$1,328
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Retirement Plan

The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.0 million for the year ended December 31, 2018, as compared to $1.8 million for the year ended December 31, 2017. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2018 or 2017.

Note 17 – Backlog (Unaudited)

At December 31, 2018 and December 31, 2017, the Company's contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $505.5 million and $426.7 million, respectively. In addition, Service backlog as of December 31, 2018 and December 31, 2017 was $54.2 million and $34.7 million, respectively.

Note 18 – Multiemployer Pension Plans

The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2018, approximately 70% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.

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

Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $43.8 million for the year ended December 31, 2018, as compared to $36.9 million for the year ended December 31, 2017.

The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPS as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2017 for the 2018 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

	EIN/Pension	PPA Zone Status			Contributions (in thousands)		Contributions greater than 5% of total	Surcharge	Expiration date
Pension Fund	Plan Number	2018	2017	FIP/RP Status	2018	2017	contributions	Imposed	of CBA
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	1,763	1,296	No	N/A	Jul-19
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Yellow	Red	Implemented	1,480	1,875	Yes	N/A	May-19
Plumbers and Pipefitters National Pension Fund	52-6152779 / 001	Yellow	Yellow	Implemented	1,443	1,112	No	N/A	Ranging from May-19 - Aug-26
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Yellow	Yellow	Implemented	1,393	1,312	No	N/A	May-22
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	1,392	1,167	No	N/A	Jun-20
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001	Yellow	Yellow	Implemented	1,283	1,227	No	N/A	Ranging from Jun-19 – May-23
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Yellow	Yellow	Implemented	1,217	2,106	Yes	N/A	May-21
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Yellow	Yellow	Implemented	1,133	526	Yes	N/A	May-23
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	902	577	No	Yes	May-20
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	805	607	No	N/A	Aug-21
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	637	628	Yes	N/A	May-19
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Yellow	Yellow	Implemented	535	385	No	N/A	May-21
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	529	426	No	N/A	Aug-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	404	242	No	N/A	May-21
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	277	-	No	N/A	Aug-21
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Yellow	Red	Implemented	235	53	No	No	Apr-20
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Red	Red	Implemented	194	165	No	No	May-23
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	163	272	No	N/A	Apr-19
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Orange	Yellow	Implemented	119	56	No	No	Oct-21
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	110	91	No	N/A	May-21
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	93	118	No	N/A	Aug-19
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green	Green	N/A	93	65	No	N/A	Dec-19
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	38	200	No	N/A	May-23
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	26	75	No	Yes	Apr-22
Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow	Yellow	Implemented	19	56	No	N/A	May-20
Plumbers Local 27 Pension Fund	25-6034928 / 001	Green	Green	N/A	18	58	No	N/A	May-23
All other plans (12 as of December 31, 2018)					138	329
				Total Contributions	16,439	15,024

Note 19 – Management Incentive Plans

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

Service-Based Awards

In 2018 and 2017, the Company granted 81,574 and 226,867 service-based restricted stock units (“RSUs), respectively, to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the fiscal years ended December 31, 2018 and December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2017	-	-
Granted	226,867	$13.25
Vested	(49,902)	13.25
Forfeited	-	-
Unvested at December 31, 2017	176,965	$13.25
Granted	81,574	$13.37
Vested	(77,084)	13.25
Forfeited	(8,368)	13.32
Unvested at December 31, 2018	173,087	$13.30

Performance-Based Awards

In 2018 and 2017, the Company granted 61,307 and 66,500 performance-based restricted stock units (“PRSUs”), respectively, to its executives and certain employees under the 2016 Plan. The vesting of the 2017 PRSUs is contingent upon the Company’s achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over the 3-year period commencing on January 1, 2017 and concluding on December 31, 2019. The vesting of the 2018 PRSUs is contingent upon the Company’s achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over the 3-year period commencing on January 1, 2018 and concluding on December 31, 2020. No PRSUs shall be deemed earned unless the Company meets a minimum performance goal which requires the Company’s cumulative adjusted EBITDA for the three (3) year performance period to be at least 80% of the Company’s cumulative adjusted EBITDA target for the performance period. In order for the PRSUs to be earned, the Company must also achieve a predetermined minimum fully diluted annualized EPS growth percentage (40% weighting) and an EBITDA margin percentage (60% weighting) over the performance period. The number of shares ultimately issued could range from 0% to 150% (Distinguished Performance Level) of the number of PRSUs granted, based on the Company’s achievement of the performance conditions. Linear interpolation will be applied should performance metrics fall between the threshold and Distinguished Performance Levels. Any PRSUs earned under this grant will vest upon the determination by the Compensation Committee of the Board of Directors (“Compensation Committee”) that the PRSUs have been earned by the participant, subject to the participant’s continuous service with the Company from the grant date through the performance vesting date, except as may otherwise be provided in the participant’s employment or other services agreement with the Company. If the minimum performance goal is not achieved during the performance period, all PRSUs shall be forfeited for no consideration as of the expiration of the performance period. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the aforementioned performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the years ended December 31, 2018 and December 31, 2017, the Company did not recognize any stock-based compensation expense related to these awards based on the Company’s determination that achievement of the minimum performance goal was not probable as of that date.

The following table summarizes our PRSU activity for the fiscal years ended December 31, 2018 and December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2017	-	-
Granted	66,500	$13.25
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2017	66,500	$13.25
Granted	61,307	$13.44
Vested	-	-
Forfeited	(3,750)	$13.25
Unvested at December 31, 2018	124,057	$13.34

Market-Based Awards

In 2017, the Company granted 146,500 market-based restricted stock units (“MRSUs”) to its executives and certain employees under the 2016 Plan. No MRSUs were granted during 2018. The vesting of the MRSUs is contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty (80) consecutive trading days during the 3-year period commencing on August 1, 2018 and concluding on July 31, 2021. Any MRSUs earned under this grant will vest upon the Compensation Committee’s determination and certification of the achievement of the performance goal, subject to the participant’s continuous service with the Company, except as may otherwise be provided in the participant’s employment or other services agreement with the Company. If the market condition is not met but the service condition is met, the MRSUs will not vest; however, any compensation expense we have recognized to date will not be reversed. Additionally, any compensation cost will be reversed if a participant terminates their employment prior to achievement of the performance vesting date. The Company estimated the fair value and derived service period of the MRSUs on the grant date using a Monte Carlo simulation model.

The following table summarizes our MRSU activity for the fiscal years ended December 31, 2018 and December 31, 2017:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2017	-	-
Granted	146,500	$6.58
Vested	-	-
Forfeited	-	-
Unvested at December 31, 2017	146,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(6,000)	$6.58
Unvested at December 31, 2018	140,500	$6.58

The table below sets forth the assumptions used within the Monte Carlo simulation model to value the MRSU awards:

Risk-free interest rate	1.56%
Dividend yield	0%
Remaining performance period (years)	3.92
Expected volatility	28.54%
Estimated grant date fair value (per share)	$6.58
Derived service period (years)	1.96

Total recognized stock-based compensation expense amounted to $2.2 million for the year ended December 31, 2018 and $1.7 million for the year ended December 31, 2017. The aggregate fair value as of the vest date of restricted stock units that vested during the years ended December 31, 2018 and 2017 was $1.0 million and $0.7 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $1.1 million at December 31, 2018. These costs are expected to be recognized over a weighted average period of 1.07 years.

Note 20 – Subsequent Events

During February 2019, the Company’s insurance carriers made payments totaling $30.0 million to the plaintiffs in connection with the lawsuit detailed in Note 14 – Commitments and Contingencies.  This matter is considered fully settled.

During the first quarter of 2019, the Company granted 145,000 service-based RSUs to certain employees and executives, and 19,200 service-based RSUs to the Company's non-employee directors, under the Limbach Holdings, Inc. Omnibus Incentive Plan.

During April 2019, the Company completed the refinancing of its existing debt obligations under the Credit Agreement. The Refinancing Agreements consist of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”), (ii) a $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan”) and (iii) a $15.0 million revolving credit facility (the “2019 ABL Credit Agreement”). See also Note 9 – Debt in the Notes to Consolidated Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures, as of December 31, 2018, although progress has been and continues to be made pursuant to the execution of management’s remediation plans (as discussed below), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness (as defined in SEC Rule 12b-2) in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to facilitate preparation of financial statements in accordance with GAAP, and that such transactions are being recorded in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because of the material weakness described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

2018 Material Weakness

Based upon the aforementioned assessment, although progress continues to be made pursuant to the execution of Management’s Remediation Plans (as discussed below), management determined that, as of December 31, 2018, we had the following material weakness:

•	Our controls related to monthly project reviews and the review of our work-in-process schedule did not operate effectively during the year ended December 31, 2018. Specifically, in certain instances, management determined that monthly project reviews were ineffective in properly identifying project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues. In those instances, our primary controls did not operate at a precision level sufficient to detect errors in project accounting.

More specifically, during the third quarter of 2018, management determined that certain PCOs for which the Company had been provided written customer directives to proceed were not being accounted for in contract value and estimated cost at completion in its work-in-process reports. This had the impact of understating revenues, net income and backlog by immaterial amounts as of and for the three and nine-month periods ended September 30, 2018. During the fourth quarter of 2018, management determined that certain monthly project reviews were ineffective in properly identifying project claim and PCO situations.

In light of the foregoing material weakness in internal control over financial reporting, we performed additional analyses at the branch and corporate levels to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Management’s Remediation Plans and Progress

During 2018, we conducted training for branch personnel regarding the necessary precision level for the review of the work-in-process schedule to ensure that the project details are accounted for in accordance with related billing and other contractual terms. We also implemented appropriate corporate oversight and monitoring to ensure that projects are properly accounted for at each period-end date. Further, we established a repository of Sarbanes-Oxley internal controls documentation that prescribes minimum branch-related controls to assist branch personnel with the execution of their financial reporting responsibilities. Site visits were also conducted within select regions in January 2019 to further assist with identifying problem areas. Based on management’s testing at year-end 2018, the previously identified billing issues have been remediated, but we continue to experience challenges in conducting monthly project reviews at the appropriate level of precision in order to properly identify and account for claim and PCO situations.

During 2019, management plans to document uniform minimum standards to be followed in connection with our monthly project reviews and the review of our branches’ work-in-process schedules. These remediation procedures will also include appropriate corporate oversight, monitoring and training.

At December 31, 2017, we also reported, as a component of our material weakness related to contract administration issues, that we had not completed a full user access level review of all of our financially significant systems. During the third quarter of 2018, the Company completed its initial review of each employee’s access to all financially significant information technology (“IT”) systems, identified whether access granted was appropriate for the employee’s job responsibilities and ensured that the access granted did not pose unmitigated segregation of duties risks. This review resulted in modification to various employees’ access and served to transition the Company to IT module-based security profiles for all employees. Going forward, this review will be conducted annually. As such, this component of our previously reported contract administration related material weakness was remediated during 2018.

Our other year-end 2017 material weakness (which was initially reported in our 2016 Form 10-K), pertaining to our processes and internal controls related to accruing for all goods and services received at project sites (job costs), but not invoiced to us on a timely basis, has been fully remediated. In this regard, additional training of branch personnel with respect to the necessary precision level for review and additional oversight and monitoring by corporate accounting personnel was implemented during 2018, and our processes and controls in this area were performed at the required precision level defined in the controls.

As we work to remediate our material weakness, management will take additional measures, as deemed appropriate, to strengthen our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes Oxley Act.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On April 12, 2019 (a) LFS entered into (i) a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”) and (ii) a financing agreement with the lenders thereto and Citizens Bank, N.A. as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”) and (b) in connection with the 2019 Refinancing, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. For additional descriptions of the Refinancing Agreements and the CB Warrants, see the section entitled “Debt and Related Obligations – Refinancing Agreements” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K, which are incorporated herein by reference. The CB Warrants were issued under the exemption provided by Section 4(a)(2) of the Securities Act as not involving a public offering. The foregoing descriptions of the 2019 Refinancing Agreement, the 2019 ABL Credit Agreement and the CB Warrants are qualified in their entirety by reference to the full text of the 2019 Refinancing Agreement, the 2019 ABL Credit Agreement and the form of CB Warrant, copies of which are filed as Exhibits 10.23, 10.25 and 4.6, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item is incorporated herein by reference to the discussion of the Audit Committee under the caption “Corporate Governance - Board Committees”; and the material under the captions “Proposal No. 1: Election of Directors” and “Stock Ownership and Section 16 Compliance – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement; and the material under the caption “Corporate Governance - Executive Officers” in the Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is incorporated herein by reference to the material under the caption “Stock Ownership and Section 16 Compliance” in the Proxy Statement; and Note 10 – Equity and Note 19 – Management Incentive Plans in the Notes to Consolidated Financial Statements in Item 8 of this Report.

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

(3) Exhibits. The exhibits listed in the “Exhibits Index” are filed or incorporated by reference as part of this Form 10-K.

(b) Exhibits.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated March 23, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (“Merger Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated July 11, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 13, 2016).
2.3	Amendment No. 2 to Agreement and Plan of Merger, dated July 18, 2016, by and among the Company, Limbach Holdings LLC and FdG HVAC LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 18, 2016).
2.4†	Stock Purchase Agreement, dated as of September 19, 2018, dated as of September 19, 2018, by and among Peter J. Corogin, Stephen E. Dunbar, LED Construction Services, Inc., Dunbar Mechanical, Inc., the Company and Limbach Facility Services (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on September 20, 2018).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.2	Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
3.3	Certificate of Correction to Certificate of Designation of Class A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 24, 2016).
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.2	Warrant Agreement, dated as of July 15, 2014, by and between Continental Stock Transfer & Trust Company and 1347 Capital Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on July 21, 2014).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 27, 2014).
4.4	Form of Merger Warrant issued pursuant to the Merger Agreement Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).

4.5	Form of Additional Merger Warrant issued pursuant to the Merger Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 333-213646), filed with the U.S. Securities and Exchange Commission on September 15, 2016).
4.6	Form of CB Warrant issued pursuant to the 2019 Refinancing Agreement.
10.1	Amended and Restated Registration Rights Agreement, dated as of July 20, 2016, by and among the Company and the parties named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.2	Amendment No. 1 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2016).
10.3	Amendment No. 2 to Amended and Restated Registration Rights Agreement, among the Company and the signatories thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 17, 2017).
10.4	Credit Agreement, dated as of July 20, 2016, by and among Limbach Facility Services LLC, the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, Fifth Third Bank, The PrivateBank and Trust Company and Wheaton Bank & Trust Company, a subsidiary of Wintrust Financial Corp (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.5	First Amendment to Credit Agreement, Limited Waiver and Consent, dated as of December 15, 2016, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors partly thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer.
10.6	Second Amendment to Credit Agreement and Limited Waiver, dated January 12, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 12, 2018).
10.7	Third Amendment to Credit Agreement, dated March 21, 2018, by and among Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).
10.8	Assumption and Supplement to Security Agreement, dated March 21, 2018, by and between Limbach Holdings, Inc. and Fifth Third Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 26, 2018).
10.9	Fourth Amendment to Credit Agreement, dated May 15, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on May 15, 2018).
10.10	Fifth Amendment to Credit Agreement and Limited Waiver, dated as of August 13, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 14, 2018).
10.11	Sixth Amendment to Credit Agreement and Limited Waiver, dated as of November 30, 2018, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on November 30, 2018).
10.12	Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents, dated as of November 19, 2018 by and among Limbach Facility Services LLC, Limbach Holdings LLC, the Company, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer.
10.13*	Limbach Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Annex C to the Company’s Registration Statement on Form S-4 (File No. 333-210772) filed with the U.S. Securities and Exchange Commission on June 16, 2016).

10.14*	Form of Inaugural Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.15*	Form of Long-Term Incentive (Ongoing) Time-Based and Performance-Based Restricted Stock Unit Agreement for Executives (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.16*	Form of Restricted Stock Unit Agreement for Non-Executive Employees (Time-Vested) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.17*	Form of Annual Restricted Stock Unit Agreement for Non-Employee Directors (Time-Vested) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 6, 2017).
10.18*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 26, 2016).
10.19*	Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).
10.20*	Offer Letter, dated March 18, 2015, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-214838) filed with the U.S. Securities and Exchange Commission on November 30, 2016).
10.21*	Promotion Letter, dated April 24, 2015, by and between the Company and Kristopher Thorne (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (333-214838) filed with the U.S. Securities and Exchange Commission on November 30, 2016).
10.22*	Agreement and Mutual Release, dated December 14, 2018, by and between the Company and David S. Gellman (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on December 17, 2018).
10.23†	Financing Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the lenders from time to time party thereto, Cortland Capital Market Services LLC, as collateral agent and administrative agent, CB Agent Services LLC, as origination agent, and the other parties party thereto.
10.24†	Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Grantors party thereto and Cortland Capital Market Services LLC, as collateral agent.
10.25†	ABL Credit Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the other borrowers party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent.
10.26†	Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Grantors party thereto and Citizens Bank, N.A., as collateral agent.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 1-36541), filed with the SEC on July 26, 2016).
23.1	Consent of Crowe LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
†	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
*	Management contract of compensatory plan or arrangement.

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

Date: April 15, 2019

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

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	April 15, 2019
Charles A. Bacon III	(principal executive officer)

/s/ John T. Jordan, Jr.	Chief Financial Officer	April 15, 2019
John T. Jordan, Jr.	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	April 15, 2019
Gordon G. Pratt

/s/ Larry G. Swets, Jr	Director	April 15, 2019
Larry G. Swets, Jr

/s/ Michael F. McNally	Director	April 15, 2019
Michael F. McNally

/s/ Norbert W. Young	Director	April 15, 2019
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	April 15, 2019
Laurel J. Krzeminski

	Director	April 15, 2019
Kyle Cerminara