Form 10-Q
period 2019-03-31
Limbach Holdings, Inc.
filed 2019-05-15
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LMB	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, there were 7,643,133 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,804	$1,619
Restricted cash	113	113
Accounts receivable, net	132,102	135,687
Costs and estimated earnings in excess of billings on uncompleted contracts	34,170	32,698
Other current assets (Note 14)	4,618	34,869
Total current assets	174,807	204,986

Property and equipment, net of accumulated depreciation of $13.0 million and $11.8 million at March 31, 2019 and December 31, 2018, respectively	20,595	20,527
Intangible assets, net	12,778	12,953
Goodwill	10,488	10,488
Deferred tax asset	3,701	4,409
Other assets	1,686	271
Total assets	$224,055	$253,634

LIABILITIES
Current liabilities
Current portion of long-term debt	$2,076	$3,141
Accounts payable, including retainage	70,713	74,353
Billings in excess of costs and estimated earnings on uncompleted contracts	44,197	50,843
Accrued income taxes	138	-
Accrued expenses and other current liabilities (Note 14)	22,337	53,801
Total current liabilities	139,461	182,138
Long-term debt	34,339	23,614
Other long-term liabilities	1,374	1,514
Total liabilities	175,174	207,266
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 or December 31, 2018	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,643,133 issued and outstanding at March 31, 2019 and 7,592,911 at December 31, 2018	1	1
Additional paid-in capital	55,158	54,791
Accumulated deficit	(6,278)	(8,424)
Total stockholders’ equity	48,881	46,368
Total liabilities and stockholders’ equity	$224,055	$253,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenue	$133,951	$120,549
Cost of revenue	113,918	107,262
Gross profit	20,033	13,287
Operating expenses:
Selling, general and administrative expenses	16,045	15,666
Amortization of intangibles	175	335
Total operating expenses	16,220	16,001
Operating income (loss)	3,813	(2,714)
Other income (expenses):
Interest expense, net	(833)	(769)
Gain on disposition of property and equipment	12	16
Total other expenses	(821)	(753)
Income (loss) before income taxes	2,992	(3,467)
Income tax provision (benefit)	846	(1,043)
Net income (loss)	2,146	(2,424)
Dividends on cumulative redeemable convertible preferred stock	-	(113)
Premium paid on redemption of redeemable convertible preferred stock	-	2,219
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$2,146	$(4,530)
Earnings Per Share (“EPS”)
Basic income (loss) per share for common stock:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.28	$(0.60)
Diluted income (loss) per share for common stock:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.28	$(0.60)
Weighted average number of shares outstanding:
Basic	7,643,133	7,541,422
Diluted	7,667,913	7,541,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Stock-based compensation	-	-	367	-	367
Shares issued related to vested restricted stock units	50,222	-	-	-	-
Net income	-	-	-	2,146	2,146
Balance at March 31, 2019	7,643,133	$1	$55,158	$(6,278)	$48,881

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)		(2,219)
Stock-based compensation	-	-	467	-	467
Shares issued related to vested restricted stock units	27,489	-	-	-	-
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(2,424)	(2,424)
Balance at March 31, 2018	7,542,249	$1	$53,099	$(9,003)	$44,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,146	$(2,424)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,413	1,371
Provision for doubtful accounts	10	20
Stock-based compensation expense	367	467
Amortization of debt issuance costs	184	68
Deferred income tax provision (benefit)	708	(1,043)
Gain on sale of property and equipment	(12)	(16)
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,575	2,481
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(1,472)	3,037
(Increase) decrease in other current assets	29,799	(1,129)
(Increase) decrease in other assets	(913)	(210)
Increase (decrease) in accounts payable	(3,641)	(5,362)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(6,646)	2,639
Increase (decrease) in accrued taxes	589	(134)
Increase (decrease) in accrued expenses and other current liabilities	(30,099)	(16)
Increase (decrease) in other long-term liabilities	(140)	177
Net cash used in operating activities	(4,132)	(74)
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	71
Advances to joint ventures	-	1
Purchase of property and equipment	(584)	(775)
Net cash used in investing activities	(571)	(703)
Cash flows from financing activities:
Increase (decrease) in bank overdrafts	(1,333)	(4,299)
Payments on Credit Agreement term loan	(900)	(750)
Proceeds from Credit Agreement revolver	17,500	41,296
Payments on Credit Agreement revolver	(7,000)	(34,849)
Proceeds from Bridge Term Loan	-	10,000
Payments on Bridge Term Loan	(250)	(250)
Payments on capital leases	(550)	(475)
Convertible preferred stock redeemed	-	(9,191)
Convertible preferred stock dividends paid	-	(875)
Payments on debt issue costs	(550)	-
Taxes paid related to net-share settlement of equity awards	(29)	(81)
Net cash provided by financing activities	6,888	526
Increase (decrease) in cash, cash equivalents and restricted cash	2,185	(251)
Cash, cash equivalents and restricted cash, beginning of period	1,732	739
Cash, cash equivalents and restricted cash, end of period	$3,917	$488
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$724	$718
Interest paid	$596	$729

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

The Company was originally incorporated as a special purpose acquisition company, formed for the purpose of effecting a merger, equity interest exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On July 20, 2016, the Company consummated a business combination (the “Business Combination”) whereby it acquired all of the outstanding equity of LHLLC. In connection with the closing of the Business Combination, the Company changed its name from 1347 Capital Corp. (“1347 Capital”) to Limbach Holdings, Inc.

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

Note 2 – Significant Accounting Policies

Basis of Presentation

Condensed Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

As a result of significant gross profit write downs recorded on numerous Mid-Atlantic projects during the first three quarters of 2018, the Company was not in compliance with certain debt covenants under its then-existing Credit Agreement as of September 30, 2018. As a result of these covenant violations, the lenders requested that the Company seek alternative financing. As of the filing date of our Form 10-Q for the quarter ended September 30, 2018, these events caused uncertainty about the Company’s future liquidity and raised substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 7 – Debt (where all capitalized terms are also defined), on April 12, 2019, the Company entered into the Refinancing Agreements and repaid all of its obligations under its previous Credit Agreement, including the Credit Agreement Term Loan, Bridge Term Loan and Credit Agreement Revolver. Management believes that the Refinancing Agreements will provide sufficient working capital funding to sustain the Company’s operations. The closing of the Refinancing Agreements alleviated the substantial doubt about the Company’s ability to continue as a going concern prior to the filing date of our 2018 Form 10-K.

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019, and its results of operations and its cash flows for the three months ended March 31, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from our audited financial statements filed with the SEC on April 15, 2019, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.

Revenues and Cost Recognition

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Contract revenue for long-term construction contracts is based upon management’s estimates of contract values at completion, including revenue for additional work on which the contract value has not been finalized (claims and unapproved change orders) but is considered probable. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined.

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

There are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair and retrofit work over a period of typically one year, and service contracts not signed in advance for similar maintenance, repair and retrofit work performed on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenues derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.

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

Reclassifications and Adjustments

Certain reclassifications of prior periods’ data have been made to conform to the current period presentation. The Company reclassified this prior period data as a result of the retrospective adoption on January 1, 2019 of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash.”

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statement of Cash Flows:

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$3,804	$1,619	$375	$626
Restricted cash	113	113	113	113
Total cash, cash equivalents and restricted cash	$3,917	$1,732	$488	$739

Note 3 – Accounting Standards

Recent Accounting Pronouncements

The effective dates shown in the following pronouncements are private company effective dates, based upon the Company’s election to conform to private company effective dates based on the relief provided to Emerging Growth Companies (“EGC”) under the JOBS Act.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers—Topic 606,” which supersedes the revenue recognition requirements in FASB Accounting Standard Codification (“ASC”) 605. The new guidance established principles for reporting revenue and cash flows arising from an entity’s contracts with customers. This new revenue recognition standard will replace all of the recognition guidance within GAAP. This guidance was deferred by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the effective date, issued by the FASB in August 2015,” which deferred the effective date of ASU 2014-09 from annual and interim periods beginning after December 15, 2017 to annual and interim periods beginning after December 15, 2018. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations,” which further clarifies the implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” to expand the guidance on identifying performance obligations and licensing within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, “Revenues from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues that were raised by stakeholders and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The guidance can be applied on a full retrospective or modified retrospective basis whereby the entity records a cumulative effect of initially applying this update at the date of initial application. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” intended to clarify the codification or to correct unintended application of the guidance which clarifies the definition of loan guarantee fees, what should be considered in contract costs impairment testing, a requirement that provisions for losses on construction-type and production-type contracts be determined at the least at the contract level, exclusion of insurance contracts from scope, specific disclosures regarding remaining performance obligations, disclosure of prior-period performance obligations and gives an example of contract modifications. These standards are required to be implemented by the Company for its fiscal year 2019 Consolidated Financial Statements and for interim periods beginning in fiscal year 2020.

We have substantially completed the process of evaluating the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the new guidance. Retention related balances will be presented as a separate contract asset instead of a component of accounts receivable on the face of the balance sheet. Management will evaluate the nature of warranties provided to the Company’s customers to determine if such warranties represent an assurance-type or service-type warranty, which requires identification and treatment as a separate performance obligation. For purposes of revenue recognition, such warranties are currently included in total estimated project costs. Further, management intends to develop a process for calculating the balance of remaining unsatisfied performance obligations, which is a required disclosure under the new revenue recognition standard that may differ from the historical calculation of backlog, although we intend to continue disclosing backlog in our future SEC filings. We expect to separately present contract assets and liabilities in our consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, costs and estimated earnings in excess of billings and capitalized mobilization costs. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings. We are currently drafting revised accounting policies and evaluating the enhanced disclosure requirements on our business processes, controls and systems.

Using the modified retrospective method, we anticipate adopting this standard for fiscal year 2019 and for interim periods beginning in fiscal year 2020. As a result of the review of our various types of revenue arrangements, we do not anticipate that the adoption will have a material impact on our Condensed Consolidated Financial Statements, particularly as it relates to revenues generated from long-term construction, service maintenance, and time and materials contracts.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. On January 1, 2019, the Company adopted the provisions of ASU 2016-18 using the retrospective transition method. As a result, changes in restricted cash are now included in the beginning of period and end of period total cash, cash equivalents and restricted cash amounts. See Note 2 for further details.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update are to be applied on a prospective basis. Management adopted this standard in the first quarter of 2019 and will apply the guidance within the standard when performing the Company’s annual or any interim impairment tests. The adoption of this standard did not have a material impact on the Condensed Consolidated Financial Statements.

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

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accounts receivable	$102,036	$106,063
Retainage	30,318	29,867
Allowance for doubtful accounts	(252)	(243)
Accounts receivable, net	$132,102	$135,687

Note 5 – Contracts in Progress

(in thousands)	March 31, 2019	December 31, 2018
Revenue earned on uncompleted contracts	$686,493	$731,923
Less: Billings to date	(696,520)	(750,068)
Net underbilling (overbilling)	$(10,027)	(18,145)

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$34,170	$32,698
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,197)	(50,843)
Net underbilling (overbilling)	$(10,027)	$(18,145)

Accounts payable includes retainage due to subcontractors totaling $12.1 million and $13.0 million as of March 31, 2019 and December 31, 2018, respectively.

The Company has asserted claims and unapproved change orders on certain construction projects. These occur typically as a result of scope changes and project delays. Management continually evaluates these items and estimates the recoverable amounts and, if significant, these recoverability estimates are evaluated to determine the net realizable value. If additional amounts are recovered, additional contract revenue would be recognized.

For the three months ended March 31, 2019, we recorded revisions in our contract estimates for certain Construction projects. For individual projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $1.6 million on two projects. One of these project write ups in the amount of $1.2 million resulted from our settlement of the final change order on a significant Michigan project. We also recorded revisions in contract estimates that resulted in project write downs totaling $1.2 million on three projects. No material project revisions were recorded for any Service projects during this period.

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
March 31, 2019
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,239)	2,471
Favorable Leasehold Interests	530	(183)	347
Total amortized intangible assets	10,070	(7,252)	2,818
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,252)	$12,778
Goodwill	$10,488	$-	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,081)	2,629
Favorable Leasehold Interests	530	(166)	364
Total amortized intangible assets	10,070	(7,077)	2,993
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,077)	$12,953
Goodwill	$10,488	$-	$10,488

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer relationships is based upon estimated future net cash inflows. The Company has previously determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and is an established brand within the industry.

Total amortization expense for these amortizable intangible assets was $0.2 million for the three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018. The Company did not recognize any impairment charges for the three months ended March 31, 2019 or March 31, 2018.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2019	December 31, 2018
Credit Agreement – revolver(1)	$10,500	$-
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019(1)	7,486	7,736
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through March 2020(1)	13,435	14,335
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.1% through 2023	5,319	5,145
Total debt	36,740	27,216
Less - Current portion	(2,076)	(3,141)
Less - Debt issuance costs	(325)	(461)
Long-term debt	$34,339	$23,614

(1)	Subsequent to March 31, 2019, the Company entered into the Refinancing Agreements (as defined below) and used the net proceeds to repay its existing indebtedness under the Credit Agreement (as defined below).

Credit Agreement

Effective July 20, 2016, LFS, a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit Agreement Revolver”) and a $24.0 million term loan (the “Credit Agreement Term Loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all of the assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan were due quarterly through June 30, 2018. Principal payments of $900,000 were due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At March 31, 2019, the interest rates in effect were 8.50% on both the Credit Agreement Term Loan and the Credit Agreement Revolver and 10.50% on the Bridge Term Loan (as defined below).

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

The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing on March 31, 2018. The Bridge Term Loan was to mature on April 12, 2019; however, the balance was refinanced under the 2019 Refinancing Agreements (as defined below) prior to maturity. The Bridge Term Loan was guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the loans under the Credit Agreement.

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

During the third quarter of 2018, the Company was not in compliance with the then-existing debt covenants. As a result of these violations, the lenders requested that the Company seek alternative financing. On November 30, 2018, the Company, LFS and LHLLC entered into a Sixth Amendment to Credit Agreement and Limited Waiver (the “Sixth Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer, pursuant to which the administrative agent and certain lenders thereto agreed to a waiver of the Company’s non-compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. In addition, the Sixth Amendment and Limited Waiver amended the Credit Agreement to, among other things, (i) reduce the Lenders’ $25.0 million commitment under the Company’s Credit Agreement Revolver to $22.5 million on December 31, 2018 and $20.0 million on January 31, 2019, (ii) accelerate the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility from July 20, 2021 to March 31, 2020, and (iii) require that certain actions be taken in connection with the refinancing of the Company’s obligations under the Credit Agreement by certain scheduled dates.

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

As of December 31, 2018, the Company was in compliance with the financial and other covenants related to the Credit Agreement. At March 31, 2019 and December 31, 2018, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

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

The Company had $6.1 million of availability under its Credit Agreement Revolver at March 31, 2019.

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

LFS, a wholly-owned subsidiary of the Company, and each of its subsidiaries are borrowers (the “Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement is guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the Borrowers, the “Loan Parties”).

The 2019 Refinancing Agreement is secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (as defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement are governed by an intercreditor agreement.

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 8.00% or a base rate (with a 3.00% minimum) plus 7.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.

The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

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

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).

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

At March 31, 2019 and December 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At March 31, 2019 and December 31, 2018, a total of 17,100 UPOs were outstanding and will be exercisable, either for cash or on a cashless basis, through July 21, 2019. Each UPO consists of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

In August 2017, the Compensation Committee of the Board of Directors of the Company commenced the granting of restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). A total of 800,000 shares of the Company’s common stock were authorized and reserved for issuance under this plan. The Company granted additional RSU awards during the first quarter of 2019. See Note 17 – Management Incentive Plans.

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

On July 14, 2017, the Company entered into the Preferred Stock Repurchase Agreement with 1347 Investors pursuant to which (a) the Company repurchased from 1347 Investors a total of 120,000 shares of the Preferred Stock for an aggregate sum of $4.1 million in cash, (b) for a period of six months after such repurchase, the Company had the right to repurchase from 1347 Investors, in one or more transactions, all or a portion of the remaining 280,000 shares of Preferred Stock owned by 1347 Investors for a purchase price equal to 130% of the liquidation value per share plus 130% of any and all accrued but unpaid dividends thereon as of the date of closing of the purchase of such shares and (c) 1347 Investors would not, with respect to the 509,500 shares of common stock held in escrow pursuant to its lock-up arrangement that expired on July 20, 2017, sell or otherwise transfer such shares of common stock during the period from such expiration through October 20, 2017. This repurchase was funded through permitted borrowings under the Company’s Credit Agreement revolving credit facility. The Company retired the repurchased shares.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the Credit Agreement term loan approximates its fair value due to the variable rate on such debt. As of March 31, 2019, the Company determined the fair value of its Credit Agreement term loan at $13.4 million, its Credit Agreement revolver at $10.5 million and the Bridge Term Loan at $7.5 million. These fair values are determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended March 31,
(in thousands, except per share amounts)	2019	2018
EPS numerator:
Net income (loss)	$2,146	$(2,424)
Less: Premium paid on redemption of redeemable convertible preferred stock	-	2,219
Less: Dividends on cumulative redeemable convertible preferred stock	-	(113)
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$2,146	$(4,530)

EPS denominator:
Weighted average shares outstanding – basic	7,643	7,541
Impact of dilutive securities	25	-
Weighted average shares outstanding – diluted	7,668	7,541

Basic EPS attributable to common stockholders:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.28	$(0.60)
Diluted EPS attributable to common stockholders:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$0.28	$(0.60)

The following table summarizes the securities that were antidilutive (including warrants, UPOs, RSUs and preferred stock after giving effect to their respective conversion to shares of common stock for those units in-the-money, or share equivalents for those units out-of-the-money) and therefore, were not included in the computations of diluted income (loss) per common share:

	Three months ended March 31,
	2019	2018
In-the-money warrants (See Note 8)	-	387,437
Out-of-the-money warrants (See Note 8)	4,576,799	600,000
Preferred stock (See Note 9)	-	68,444
Restricted stock units (RSUs) (See Note 17) (1)	21,628	46,948
In-the-money UPOs (See Note 8)	-	5,176
Out-of-the money UPOs (see Note 8)	27,360	-
Total	4,625,787	1,108,005

(1) For the three months ended March 31, 2019 and 2018, all PRSUs and MRSUs (both as defined below) were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency periods.

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

The effective tax provision rate for the three months ended March 31, 2019 was 28.3%, as compared to a tax benefit rate of 30.1% for the three months ended March 31, 2018. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits.

No valuation allowance was required as of March 31, 2019 or December 31, 2018.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there was no liability for uncertain tax positions as of March 31, 2019 or December 31, 2018. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of March 31, 2019 or December 31, 2018.

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Statement of Operations Data:
Revenue:
Construction	$104,674	$96,810
Service	29,277	23,739
Total revenue	133,951	120,549

Gross profit:
Construction	13,313	9,271
Service	6,720	4,016
Total gross profit	20,033	13,287

Selling, general and administrative expenses:
Construction	7,464	7,866
Service	4,311	4,019
Corporate	4,270	3,781
Total selling, general and administrative expenses	16,045	15,666
Amortization of intangibles	175	335
Operating income (loss)	$3,813	$(2,714)

Operating income (loss) for reportable segments	$3,813	$(2,714)
Less unallocated amounts:
Interest expense, net	(833)	(769)
Gain on sale of property and equipment	12	16
Total unallocated amounts	(821)	(753)
Income (loss) before income taxes	$2,992	$(3,467)

Other Data:
Depreciation and amortization:
Construction	$780	$666
Service	206	180
Corporate	427	525
Total other data	$1,413	$1,371

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.3 million and $1.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

LFS and Harper, wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. In October 2018, the plaintiffs agreed to settle and dismiss their lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts were entirely paid by the Company’s insurance carriers during February 2019. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs were included in the captions labeled Other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2018. The Company had no monetary exposure, including for punitive damages. This matter was dismissed on April 28, 2019.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2019 and December 31, 2018, the Company had approximately $139.1 million and $134.2 million, respectively, in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

The components of the self-insurance liability as of March 31, 2019 and December 31, 2018 are as follows:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Current liability — workers’ compensation and general liability	$386	$352
Current liability — medical and dental	732	607
Non-current liability	640	820
Total liability shown in Accrued expenses and other liabilities	$1,758	$1,779
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At March 31, 2019 and December 31, 2018, the Company’s contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $557.6 million and $505.5 million, respectively. In addition, Service backlog as of March 31, 2019 and December 31, 2018 was $53.8 million and $54.2 million, respectively.

Note 17 – Management Incentive Plans

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. The Company has reserved 800,000 shares of its common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they may deem appropriate and equitable as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.

Service-Based Awards

In 2019, the Company granted 164,200 service-based RSUs to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the three months ended March 31, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	173,087	$13.30
Granted	164,200	5.83
Vested	(50,222)	13.31
Forfeited	-	-
Unvested at March 31, 2019	287,065	$9.03

Performance-Based Awards

The Company did not grant any performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2016 Plan during the first quarter of 2019. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. As of March 31, 2019, the Company had not recognized any stock-based compensation expense related to its PRSUs granted to date.

The following table summarizes our PRSU activity for the three months ended March 31, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	124,057	$13.34
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2019	124,057	$13.34

Market-Based Awards

The following table summarizes our market-based RSU (“MRSUs”) activity for the three months ended March 31, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	140,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested at March 31, 2019	140,500	$6.58

Total recognized stock-based compensation expense amounted to $0.4 million and $0.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2019 and 2018 was $0.2 million and $0.4 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $1.7 million at March 31, 2019. These costs are expected to be recognized over a weighted average period of 1.37 years.

Note 18 – Subsequent Events

During April 2019, the Company completed the refinancing of its existing debt obligations under the Credit Agreement. The Refinancing Agreements consist of (i) a $40.0 million term loan, (ii) a $25.0 million multi-draw delayed draw term loan and (iii) a $15.0 million revolving credit facility. See also Note 7 – Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We assume no obligation to update any of these forward-looking statements.

Overview

We are an industry-leading commercial specialty contractor in the areas of heating, ventilation and air conditioning (“HVAC”), plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide facility maintenance or services primarily on HVAC, plumbing or electrical systems. Our branches and corporate headquarters are located in the United States.

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

Amortization of Intangibles

Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including leasehold interests, customer relationships - Service, and Construction and Service backlogs.

Other Income/Expense, Net

Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income and gains and losses on the sale of property and equipment. Deferred financing costs are amortized to interest expense using the effective interest method.

Income Taxes

The Company is taxed as a C corporation and our financial results include the effects of federal income taxes which are paid at the parent level.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 to our 2018 Consolidated Financial Statements. Our CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service reportable segment. All transactions between segments are eliminated in consolidation. Our Corporate department provides general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative expenses and depreciation expense. Some selling, general and administrative expenses such as executive and administrative salaries and payroll, corporate marketing, corporate depreciation and amortization, consulting, and accounting and corporate legal fees are not allocated to segments because the allocation method would be arbitrary and would not provide an accurate presentation of operating results of segments; instead these types of expenses are maintained as a corporate expense. See Note 13 – Operating Segments in the Notes to Condensed Consolidated Financial Statements.

We do not identify capital expenditures and total assets, including goodwill, by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service.

Comparison of Results of Operations for the three months ended March 31, 2019 and March 31, 2018

The following table presents operating results for the three months ended March 31, 2019 and March 31, 2018 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended March 31,
	2019			2018
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$104,674	78.1%		$96,810	80.3%
Service	29,277	21.9%		23,739	19.7%
Total revenue	133,951	100.0%		120,549	100.0%

Gross profit:
Construction	13,313	12.7	%(1)	9,271	9.6	%(1)
Service	6,720	23.0	%(2)	4,016	16.9	%(2)
Total gross profit	20,033	15.0%		13,287	11.0%

Selling, general and administrative:
Construction	7,464	7.1	%(1)	7,866	8.1	%(1)
Service	4,311	14.7	%(2)	4,019	16.9	%(2)
Corporate	4,270	3.2	%(3)	3,781	3.1	%(3)
Total selling, general and administrative expenses	16,045	12.0%		15,666	13.0%

Amortization of intangibles (Corporate)	175	0.1%		335	0.3%

Operating income (loss):
Construction	5,849	5.6	%(1)	1,405	1.5	%(1)
Service	2,409	8.2	%(2)	(3)	0.0	%(2)
Corporate	(4,445)	-		(4,116)	-
Total operating income (loss)	3,813	2.8%		(2,714)	(2.3)%

Other expenses (Corporate)	(821)	(0.6)%		(753)	(0.6)%
Income (loss) before income taxes	2,992	2.2%		(3,467)	(2.9)%
Income tax provision (benefit)	846	0.6%		(1,043)	(0.9)%
Net income (loss)	$2,146	$1.6%		$(2,424)	$(2.0)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	104,674	96,810	7,864	8.1%
Service	29,277	23,739	5,538	23.3%
Total revenue	133,951	120,549	13,402	11.1%

Revenue for the three months ended March 31, 2019 increased by $13.4 million compared to the three months ended March 31, 2018. Construction revenue increased by $7.9 million, or 8.1%, and Service revenue increased by $5.5 million, or 23.3%. The increase in Construction revenue was primarily driven by revenue increases for our Florida, Ohio and New England regions. Our Florida region’s Construction revenue increase was the most significant and resulted primarily from seven projects on which work either commenced or ramped up since the first quarter of 2018. Our Ohio region’s Construction revenue increase is attributable to a single mission critical project. These increases were partially offset by decreases in our Mid-Atlantic and Michigan regions due to our planned construction volume reduction at Mid-Atlantic and the substantial completion of four Michigan projects since the first quarter of 2018. Our Service revenue increase is primarily attributable to increases in our Florida and New England regions, as partially offset by a Mid-Atlantic reduction. Our Florida region’s Service revenue increase was the most significant and resulted primarily from seven new projects on which work commenced since the first quarter of 2018. Maintenance contract revenue, a component of Service revenue, was $3.7 million and $3.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively, an increase of $0.4 million or 12.1%.

Gross Profit

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	13,313	9,271	4,042	43.6%
Service	6,720	4,016	2,704	67.3%
Total gross profit	20,033	13,287	6,746	50.8%
Total gross profit as a percentage of consolidated total revenue	15.0%	11.0%

Our gross profit for the three months ended March 31, 2019 increased by $6.7 million compared to the three months ended March 31, 2018. Construction gross profit increased $4.0 million, or 43.6%, primarily due to five Mid-Atlantic project write downs totaling $3.7 million recorded during the first quarter of 2018. In addition, our higher first quarter 2019 Florida Construction revenue volume drove a gross profit improvement for that region. Service gross profit increased $2.7 million, or 67.3%, due to the impacts of a single Mid-Atlantic project write down of $0.9 million during the first quarter of 2018, increased maintenance service revenue, increased service work volume and more favorable project pricing. As a result of the foregoing, our total gross profit percentage increased from 11.0% in the first quarter of 2018 to 15.0% in the first quarter of 2019.

For the three months ended March 31, 2019, we recorded revisions in our contract estimates for certain Construction projects. For individual projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $1.6 million on two projects. One of these project write ups in the amount of $1.2 million resulted from our settlement of the final change order on a significant Michigan project. We also recorded revisions in contract estimates that resulted in project write downs totaling $1.2 million on three projects, with only one of these write downs in the amount of $0.4 million pertaining to our Mid-Atlantic region. No material project revisions were recorded for any Service projects during this period.

Selling, General and Administrative Expenses

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	7,464	7,866	(402)	(5.1)%
Service	4,311	4,019	292	7.3%
Corporate	4,270	3,781	489	12.9%
Total selling, general and administrative expenses	16,045	15,666	379	2.4%

Selling, general and administrative expenses as a percentage of consolidated total revenue	12.0%	13.0%

Our total selling, general and administrative (“SG&A”) expenses increased by approximately $0.4 million to $16.0 million for the three months ended March 31, 2019 compared to $15.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, Corporate SG&A expense included $0.4 million of stock-based compensation expense associated with the grant of restricted stock units, a slight decrease from $0.5 million for the first quarter of 2018. Another component of the overall first quarter 2019 SG&A expense increase included a $0.6 million increase due to higher payroll-related incentive compensation expense as a result of the Company’s stronger current year-to-date performance. Selling, general and administrative expenses as a percentage of revenues were 12.0% for the three months ended March 31, 2019 down from 13.0% for the three months ended March 31, 2018.

Amortization of Intangibles

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	175	335	(160)	(47.8)%

Total amortization expense for the amortizable intangible assets was $0.2 million for the three months ended March 31, 2019 and $0.3 million for the three months ended March 31, 2018. This decrease is primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no amortization expense for the first quarter of 2019.

Other Expenses

	Three months ended March 31,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(833)	(769)	64	8.3%
Gain on disposition of property and equipment	12	16	(4)	(25.0)%
Total other income (expenses)	(821)	(753)	68	9.0%

Other expenses, primarily interest expense, were $0.8 million for the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018. Our slight increase in interest expense resulted from the net effect of higher first quarter 2019 interest rates being applied to lower principal balances due on amounts borrowed under the Company’s Credit Agreement.

Income Taxes

We recorded an income tax provision of $0.8 million for the three months ended March 31, 2019, compared to an income tax benefit of $1.0 million for the first quarter of 2018. For the first quarter of 2019, our provision comprised a current federal tax provision of $0.1 million and a deferred tax provision of $0.7 million. Based on our pre-tax loss for the first quarter of 2018, the benefit of $1.0 million was entirely deferred and no current federal, state or local income tax provisions were recorded for that period. Our effective tax rate was 28.3% for the first quarter of 2019, compared to a benefit rate of 30.1% for the first quarter of 2018. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Construction and Service Backlog Information

Our contract backlog consists of the remaining unearned revenue on awarded contracts. Backlog is not a term recognized under generally accepted accounting principles in the United States of America (“GAAP”); however, it is a common measurement used in our industry. Once we have successfully negotiated a project and have received written confirmation of the contract being awarded to us, we record the value of the contract as backlog. Consequently, contract backlog is also an important factor we use to monitor our business. The duration of our contracts varies significantly from months to years and our backlog is subject to increases as projects are added. Our backlog does not necessarily represent the amount of work that we are currently negotiating or pursuing at any given time. It is also subject to change as contract backlog can increase or decrease due to contract change orders.

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

Construction backlog as of March 31, 2019 was $557.6 million compared to $505.5 million at December 31, 2018, which reflects new construction contract awards that we received during the first three months of 2019. This increase resulted primarily from three new Construction projects added by our New England region during the first quarter of 2019. In addition, Service backlog as of March 31, 2019 was $53.8 million compared to $54.2 million at December 31, 2018. Of the total backlog at March 31, 2019, we expect to recognize approximately $308.8 million, or 50.5%, by the end of 2019.

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

Effect of Inflation and Tariffs

The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and the imposition of or increases in tariffs. While it is difficult to accurately measure the impact of inflation and tariffs due to the imprecise nature of the estimates required, we believe these effects, if any, on our results of operations and financial condition have been immaterial. When appropriate, we include cost escalation factors into our bids and proposals. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects.

Liquidity and Capital Resources

Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	Three months ended March 31,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(4,132)	$(74)
Investing activities	(571)	(703)
Financing activities	6,888	526
Net decrease in cash and cash equivalents	$2,185	$(251)

Noncash investing and financing transactions:
Property and equipment financed with capital leases	$724	$718
Interest paid	596	729

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of March 31, 2019	As of December 31, 2018
Current assets	$174,807	$204,986
Current liabilities	(139,461)	(182,138)
Net working capital	$35,346	$22,848
Current ratio*	1.25	1.13

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Used in Operating Activities

Cash flows used in operating activities were $4.1 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we experienced net income of $2.1 million and cash provided by operating activities due to a $3.6 million decrease in accounts receivable during the first quarter of 2019. This accounts receivable decrease resulted from lower revenue and billings in the first quarter of 2019 in comparison to stronger revenue and billings for the fourth quarter of 2018. These first quarter 2019 sources of operating cash flow were more than offset by decreases of $6.6 million in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings) and $3.6 million in accounts payable, and an increase of $1.5 million in costs and estimated earnings in excess of billings (i.e., underbillings). Our decrease of $8.1 million in net overbillings resulted primarily from the combination of first quarter 2019 unbilled costs incurred on a Southern California region Construction project on which a claim and change orders are pending, additional work performed on a previously overbilled Florida Construction project that is nearing completion, and the effects of our first quarter 2019 overall revenue reduction as compared to the fourth quarter of 2018. The reduction in accounts payable is consistent with our decrease in accounts receivable and attributable to our revenue volume decrease during the first quarter of 2019. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 14 to the accompanying Condensed Consolidated Financial Statements. The settlement of this matter was entirely covered by the Company’s insurance carriers.

Cash flows used in operating activities were $0.1 million for the three months ended March 31, 2018. For the three months ended March 31, 2018, the key drivers of our cash used in operating activities were decreases of $3.0 million in underbillings and $2.5 million in accounts receivable and an increase of $2.6 million in overbillings, as partially offset by a decrease of $5.4 million in accounts payable. The changes in underbillings and overbillings were primarily due to new construction projects progressing and project progress allowing for additional billings for both work in progress and work completed.

Non-cash charges for depreciation and amortization increased by an insignificant amount for the three months ended March 31, 2019 over the three months ended March 31, 2018.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $0.6 million for the three months ended March 31, 2019 and $0.7 million for the three months ended March 31, 2018. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $6.9 million for the three months ended March 31, 2019 and $0.5 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, we borrowed $17.5 million and repaid a total of $7.0 million on the Credit Agreement Revolver, in addition to repayments of $0.9 million on the Credit Agreement Term Loan and $0.3 million on the Bridge Term Loan. The Company also made capital lease payments of $0.6 million and payments of $0.6 million related to debt issuance costs for our April 2019 refinancing. For the three months ended March 31, 2019, the Company’s bank overdraft decreased by $1.3 million, representing a decrease in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

For the three months ended March 31, 2018, we borrowed $41.3 million and repaid a total of $34.8 million on the Credit Agreement Revolver, and borrowed $10.0 million in the form of a Bridge Term Loan which was used to redeem the remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $0.3 million of the Bridge Term Loan, made repayments of $0.8 million on the Credit Agreement Term Loan and made capital lease payments of $0.5 million. During the three months ended March 31, 2018, the Company’s bank overdraft decreased by $4.3 million.

The following table reflects our available funding capacity as of March 31, 2019:

(in thousands)
Cash & cash equivalents		$3,804
Credit agreement:
Revolving credit facility	$20,000
Outstanding revolving credit facility	(10,500)
Outstanding letters of credit	(3,415)
Net credit agreement capacity available		6,085
Total available funding capacity		$9,889

Cash Flow Summary

Management continues to devote additional resources to its billing and collection efforts, and expects its cash provided from operating activities to turn positive over the remainder of 2019 as revenues increase following our seasonally low first quarter, related higher billings are issued and collected, and project margins continue to improve. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.

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

On January 12, 2018, LFS and Limbach Holdings LLC (“LHLLC”) entered into the Second Amendment and Limited Waiver to the Credit Agreement (the “Second Amendment and Limited Waiver”) with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second Amendment and Limited Waiver provided for a new term loan under the Credit Agreement in the aggregate principal amount of $10.0 million (the “Bridge Term Loan”), the proceeds of which were used to repurchase the Company’s remaining 280,000 shares of Class A Preferred Stock for an aggregate purchase price of $9.1 million plus accrued but unpaid dividends of $0.9 million. Loans under the Credit Agreement bore interest, at the borrower’s option, at either Adjusted LIBOR (“Eurodollar”) or a base rate, in each case, plus an applicable margin. With respect to the Bridge Term Loan, from the twelve-month anniversary of the Effective Date and all times thereafter, the applicable margin with respect to any base rate loan was 5.00% per annum and, with respect to a Eurodollar loan, 6.00% per annum. The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year, commencing on March 31, 2018. The Bridge Term Loan was to mature on April 12, 2019; however, the balance was refinanced under the 2019 Refinancing Agreements prior to maturity. The Bridge Term Loan was guaranteed by the same Guarantors and secured (on a pari passu basis) by the same Collateral as the loans under the Credit Agreement.

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

The equity interests of the Company’s subsidiaries were pledged as security for the obligations under the Credit Agreement. The Credit Agreement included customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default was deemed to have occurred if the Company’s securities ceased to be registered with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In case of an event of default, the administrative agent was entitled to, among other things, accelerated payment of amounts due under the Credit Agreement, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.

As of December 31, 2018, the Company was in compliance with the financial and other covenants related to the Credit Agreement. At March 31, 2019 and December 31, 2018, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Refinancing Agreements

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds of the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (as defined below). Proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

LFS, a wholly-owned subsidiary of the Company, and each of its subsidiaries are borrowers (the “Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement is guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the Borrowers, the “Loan Parties”).

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

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.

The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Financing Agreement) and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

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

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).

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

For further information on the Company’s obligations under the Credit Agreement and the Refinancing Agreements, see also Note 7 – Debt in the Notes to Condensed Consolidated Financial Statements.

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The bonds we provide typically reflect the project’s total contract value. As of March 31, 2019 and December 31, 2018, the Company had approximately $139.1 million and $134.2 million, respectively, in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Overall Liquidity Assessment

As a result of significant gross profit write downs recorded on numerous Mid-Atlantic projects during the first three quarters of 2018, the Company was not in compliance with certain debt covenants under its then-existing Credit Agreement as of September 30, 2018. As a result of these covenant violations, the lenders requested that the Company seek alternative financing. As of the filing date of our Form 10-Q for the quarter ended September 30, 2018, these events caused uncertainty about the Company’s future liquidity and raised substantial doubt about the Company’s ability to continue as a going concern.

As discussed above, on April 12, 2019, we entered into the Refinancing Agreements and repaid all of our obligations under the Credit Agreement, including the Credit Agreement Term Loan, Bridge Term Loan and the Credit Agreement Revolver. The closing of the Refinancing Agreements alleviated the substantial doubt about the Company’s ability to continue as a going concern prior to the filing date of our 2018 Form 10-K.

Management believes that the Refinancing Agreements will provide sufficient working capital funding to sustain our operations. As of the date of the issuance of the accompanying condensed consolidated financial statements, management further believes that the combination of our current cash position, our projected cash flow to be received from existing and new customers, our positive working capital, our significant bonding capacity, and our availability under the 2019 Refinancing Agreements, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Additionally, we expect that certain non-cash items, our net operating loss carryforwards and certain additional temporary differences between book and tax basis will mitigate our cash outflows until such items are completely utilized, and therefore add to liquidity in the near term.

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

The components of the self-insurance liability are reflected below as of March 31, 2019 and December 31, 2018:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Current liability – workers’ compensation and general liability	$386	$352
Current liability – medical and dental	732	607
Non-current liability	640	820
Total liability	$1,758	$1,779
Restricted cash	$113	$113

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting, which was reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Specifically, our monthly project reviews and our reviews of work-in-process schedules did not operate effectively to properly identify project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues.

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

As we work to remediate our material weakness, management will take additional measures, as deemed appropriate, to strengthen our internal control over financial reporting pursuant to management’s assertion requirements under section 404(a) of the Sarbanes-Oxley Act.

Changes in Internal Control over Financial Reporting

Except with respect to the changes discussed immediately above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

Scherer Litigation

On May 16, 2017, plaintiffs, Jordan M. Scherer et al., filed a complaint in State Court in Hillsborough County, Florida, against our wholly owned subsidiaries, LFS and Harper Limbach LLC (“Harper”). The complaint alleged that a Harper employee was in the course and scope of his employment at the time the personal car he was operating collided with another car, causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. In October 2018, Plaintiffs agreed to settle and dismiss their lawsuit in exchange for payment of $30.0 million from LFS and Harper, which amounts were entirely paid by the Company’s insurance carriers during February 2019. The Company had no monetary exposure, including for punitive damages. This matter was dismissed on April 28, 2019.

Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2018 Annual Report on Form 10-K.

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

Date: May 15, 2019

