Form 10-Q
period 2019-06-30
Limbach Holdings, Inc.
filed 2019-08-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, there were 7,643,133 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
(in thousands, except share and per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,011	$1,619
Restricted cash	113	113
Accounts receivable, net	142,761	135,687
Costs and estimated earnings in excess of billings on uncompleted contracts	36,030	32,698
Other current assets (Note 14)	4,637	34,869
Total current assets	184,552	204,986

Property and equipment, net of accumulated depreciation of $14.1 million and $11.8 million at June 30, 2019 and December 31, 2018, respectively	20,758	20,527
Intangible assets, net	12,603	12,953
Goodwill	10,488	10,488
Deferred tax asset	4,170	4,409
Other assets	798	271
Total assets	$233,369	$253,634

LIABILITIES
Current liabilities
Current portion of long-term debt	$2,173	$3,141
Accounts payable, including retainage	69,702	74,353
Billings in excess of costs and estimated earnings on uncompleted contracts	46,536	50,843
Accrued income taxes	10	-
Accrued expenses and other current liabilities (Note 14)	24,575	53,801
Total current liabilities	142,996	182,138
Long-term debt	39,983	23,614
Other long-term liabilities	2,498	1,514
Total liabilities	185,477	207,266
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 or December 31, 2018	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,643,133 issued and outstanding at June 30, 2019 and 7,592,911 at December 31, 2018	1	1
Additional paid-in capital	55,673	54,791
Accumulated deficit	(7,782)	(8,424)
Total stockholders’ equity	47,892	46,368
Total liabilities and stockholders’ equity	$233,369	$253,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$132,753	$139,531	$266,704	$260,080
Cost of revenue	115,352	123,733	229,270	230,995
Gross profit	17,401	15,798	37,434	29,085
Operating expenses:
Selling, general and administrative expenses	17,079	13,685	33,124	29,351
Amortization of intangibles	175	336	350	671
Total operating expenses	17,254	14,021	33,474	30,022
Operating income (loss)	147	1,777	3,960	(937)
Other income (expenses):
Interest expense, net	(1,597)	(799)	(2,430)	(1,568)
Gain on disposition of property and equipment	9	24	21	40
Loss on debt extinguishment	(513)	-	(513)	-
Loss on change in fair value of warrant liability	(103)	-	(103)	-
Total other expenses	(2,204)	(775)	(3,025)	(1,528)
Income (loss) before income taxes	(2,057)	1,002	935	(2,465)
Income tax provision (benefit)	(553)	293	293	(750)
Net income (loss)	(1,504)	709	642	(1,715)
Dividends on cumulative redeemable convertible preferred stock	-	-	-	(113)
Premium paid on partial preferred redemption	-	-	-	2,219
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(1,504)	$709	$642	$(3,821)
Earnings Per Share (“EPS”)
Basic earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.20)	$0.09	$0.08	$(0.51)
Diluted earnings (loss) per share for common stock:
Net earnings (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.20)	$0.09	$0.08	$(0.51)
Weighted average number of shares outstanding:
Basic	7,643,133	7,542,503	7,643,133	7,541,965
Diluted	7,643,133	7,807,768	7,717,484	7,541,965

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Stock-based compensation	-	-	367	-	367
Shares issued related to vested restricted stock units	50,222	-	-	-	-
Net income	-	-	-	2,146	2,146
Balance at March 31, 2019	7,643,133	1	55,158	(6,278)	48,881
Stock-based compensation	-	-	515	-	515
Net loss	-	-	-	(1,504)	(1,504)
Balance at June 30, 2019	7,643,133	$1	$55,673	$(7,782)	$47,892

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity

Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)		(2,219)
Stock-based compensation	-	-	467	-	467
Shares issued related to vested restricted stock units	27,489	-	-	-	-
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(2,424)	(2,424)
Balance at March 31, 2018	7,542,249	1	53,099	(9,003)	44,097
Stock-based compensation	-	-	654	-	654
Net income	-	-	-	709	709
Balance at June 30, 2018	7,542,249	$1	$53,753	$(8,294)	$45,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income (loss)	$642	$(1,715)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	2,873	2,798
Provision for doubtful accounts	33	47
Stock-based compensation expense	882	1,121
Amortization of debt discount and issuance costs	510	144
Deferred income tax provision (benefit)	239	(750)
Loss on debt extinguishment	513	-
Change in fair value of warrant liability	103	-
Gain on sale of property and equipment	(21)	(40)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,107)	(8,060)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,332)	283
(Increase) decrease in other current assets (1)	30,138	(688)
(Increase) decrease in other assets	-	(289)
Increase (decrease) in accounts payable	(4,651)	(6,017)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(4,307)	15,407
(Increase) decrease in prepaid income taxes (1)	101	(706)
Increase (decrease) in accrued taxes payable	-	(2,222)
Increase (decrease) in accrued expenses and other current liabilities	(32,190)	1,112
Increase (decrease) in other long-term liabilities	(87)	255
Net cash (used in) provided by operating activities	(15,661)	680
Cash flows from investing activities:
Proceeds from sale of property and equipment	77	123
Advances to joint ventures	1	-
Purchase of property and equipment	(1,229)	(2,117)
Net cash used in investing activities	(1,151)	(1,994)
Cash flows from financing activities:
Increase in bank overdrafts	2,783	4,869
Payments on Credit Agreement term loan	(14,335)	(1,500)
Proceeds from Credit Agreement revolver	17,500	67,039
Payments on Credit Agreement revolver	(17,500)	(66,594)
Proceeds from 2019 Revolving Credit Facility	7,500	-
Payments on 2019 Revolving Credit Facility	(7,500)	-
Proceeds from 2019 Refinancing Term Loan, net of debt discount	38,643	-
Warrants issued in conjunction with the 2019 Refinancing Term Loan	969	-
Embedded derivative associated with the 2019 Refinancing Term Loan	388	-
Proceeds from Bridge Term Loan	-	10,000
Payments on Bridge Term Loan	(7,736)	(1,764)
Payments on capital leases	(1,140)	(957)
Convertible preferred stock redeemed	-	(9,191)
Convertible preferred stock dividends paid	-	(875)
Payments of debt issue costs	(3,339)	-
Taxes paid related to net-share settlement of equity awards	(29)	(83)
Net cash provided by financing activities	16,204	944
Increase (decrease) in cash, cash equivalents and restricted cash	(608)	(370)
Cash, cash equivalents and restricted cash, beginning of period	1,732	739
Cash, cash equivalents and restricted cash, end of period	$1,124	$369
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$1,581	$1,521
Interest paid	$1,621	$1,184

(1)  The prior period has been reclassified to conform to the current period presentation.

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019, its results of operations for the three and six months ended June 30, 2019, and its cash flows for the six months ended June 30, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statement of Cash Flows:

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,011	$1,619	$256	$626
Restricted cash	113	113	113	113
Total cash, cash equivalents and restricted cash	$1,124	$1,732	$369	$739

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

We have made progress in evaluating the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the new guidance. Retention related balances will be presented as a separate contract asset instead of a component of accounts receivable on the face of the balance sheet. Management will evaluate the nature of warranties provided to the Company’s customers to determine if such warranties represent an assurance-type or service-type warranty, which requires identification and treatment as a separate performance obligation. For purposes of revenue recognition, such warranties are currently included in total estimated project costs. Further, management intends to develop a process for calculating the balance of remaining unsatisfied performance obligations, which is a required disclosure under the new revenue recognition standard that may differ from the historical calculation of backlog, although we intend to continue disclosing backlog in our future SEC filings. We expect to separately present contract assets and liabilities in our consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, and costs and estimated earnings in excess of billings. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings. We are currently drafting revised accounting policies and evaluating the enhanced disclosure requirements on our business processes, controls and systems.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to correct inconsistencies in the guidance and clarify how to apply certain provisions of the lease standards. In addition, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” intended to reduce costs and ease implementation of the leases standard for financial statement preparers by providing a new transition method and a practical expedient for separating components of a contract. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Because the Company’s EGC status is set to expire on December 31, 2019, the Company is expected to comply with this standard beginning in the fourth quarter of 2019. Earlier application is permitted. During the second quarter of 2019, we engaged a service provider to assist us in evaluating the impact of the new pronouncement. As management has not yet commenced its analysis of these standards, it therefore cannot estimate the impact of their adoption on the Condensed Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The amendments in this update are to be applied prospectively on or after the effective date. The adoption of this standard is not anticipated to have a material impact on the previously issued Condensed Consolidated Financial Statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard only impacts disclosure; therefore, the Company does not expect that it will have an impact on the Condensed Consolidated Financial Statements.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accounts receivable	$111,803	$106,063
Retainage	31,236	29,867
Allowance for doubtful accounts	(278)	(243)
Accounts receivable, net	$142,761	$135,687

Note 5 – Contracts in Progress

(in thousands)	June 30, 2019	December 31, 2018
Revenue earned on uncompleted contracts	$765,794	$731,923
Less: Billings to date	(776,300)	(750,068)
Net underbilling (overbilling)	$(10,506)	(18,145)

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$36,030	$32,698
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,536)	(50,843)
Net underbilling (overbilling)	$(10,506)	$(18,145)

Accounts payable includes retainage due to subcontractors totaling $11.7 million and $13.0 million as of June 30, 2019 and December 31, 2018, respectively.

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

For the three months ended June 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $0.3 million on one construction project and $0.3 million on one service project. We also recorded revisions in contract estimates that resulted in project write downs totaling $1.9 million on three construction projects for our Southern California region.

For the six months ended June 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual construction projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $3.0 million on six projects, including three projects totaling $1.0 million for our Mid-Atlantic region. One of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.5 million on seven projects, including four projects totaling $2.2 million in our Southern California region and one project for $0.5 million in our Mid-Atlantic region. Revisions in our contract estimates on one service project resulted in a gross profit write up of $0.3 million on a Mid-Atlantic project during this period and one Southern California project resulted in a gross profit write down of $0.3 million.

Note 6 – Goodwill and Intangibles

Goodwill and intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
June 30, 2019
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,397)	2,313
Favorable Leasehold Interests	530	(200)	330
Total amortized intangible assets	10,070	(7,427)	2,643
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,427)	$12,603
Goodwill	$10,488	$-	$10,488

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,081)	2,629
Favorable Leasehold Interests	530	(166)	364
Total amortized intangible assets	10,070	(7,077)	2,993
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,077)	$12,953
Goodwill	$10,488	$-	$10,488

The definite-lived intangible assets are amortized over the period the Company expects to receive the related economic benefit, which for customer relationships is based upon estimated future net cash inflows. The Company has previously determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and is an established brand within the construction industry.

Total amortization expense for these amortizable intangible assets was $0.1 million for the three months ended June 30, 2019 and $0.3 million for the three months ended June 30, 2018. Total amortization expense for these amortizable intangible assets was $0.4 million for the six months ended June 30, 2019 and $0.7 million for the six months ended June 30, 2018. The Company did not recognize any impairment charges for the three or six months ended June 30, 2019 or June 30, 2018.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2019	December 31, 2018
Credit Agreement – revolver(1)	$-	$-
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019(1)	-	7,736
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through March 2020(1)	-	14,335
2019 Revolving Credit Facility	-	-
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	40,000	-
Long-term portion of 2019 Refinancing Term Loan embedded derivative	177	-
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.1% through 2023	5,587	5,145
Total debt	45,764	27,216
Less - Current portion of long-term debt	(2,173)	(3,141)
Less - Unamortized discount and debt issuance costs	(3,608)	(461)
Long-term debt	$39,983	$23,614

(1)	On April 12, 2019, the Company entered into the Refinancing Agreements (as defined below) and used the net proceeds to repay its existing indebtedness under the Credit Agreement (as defined below).

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

The following is a summary of the additional margin and commitment fees payable on the prior revolving credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Base Rate loans	Additional Margin for Libor Rate loans	Commitment Fee
I	Greater than or equal to 2.50 to 1.00	3.00%	4.00%	0.50%
II	Less than 2.50 to 1.00, but greater than or equal to 2.00 to 1.00	2.75%	3.75%	0.50%
III	Less than 2.00 to 1.00, but greater than or equal to 1.50 to 1.00	2.50%	3.50%	0.50%
IV	Less than 1.50 to 1.00	2.25%	3.25%	0.50%

The Company refinanced its Credit Agreement Revolver on April 12, 2019 under the 2019 Refinancing Agreement, described below and therefore had no amounts outstanding under its Credit Agreement at June 30, 2019.

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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 8.00% or a base rate (with a 3.00% minimum) plus 7.00%. At June 30, 2019, the interest rate in effect on the 2019 Refinancing Term Loan was 10.54%.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

2019 Refinancing Agreement – CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and June 30, 2019, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

Accounting for the 2019 Term Loans and CB Warrants

The CB Warrants represent a freestanding financial instrument that is classified as a liability because the CB Warrants meet the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants are not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represents a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability are required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The CB Warrants liability is included in other long-term liabilities. The current portion of the embedded derivative liability of $0.2 million is included in accrued expenses and other current liabilities and the long-term portion of $0.2 million is included in long-term debt. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs is being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the three months ended June 30, 2019 and recorded an additional $0.2 million of interest expense for the amortization of the debt issuance costs for the three months ended June 30, 2019.

The Company remeasured the fair value of the CB Warrants liability and embedded derivative liability as of June 30, 2019 and recorded any adjustments as other income (expense). The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively. For the three months ended June 30, 2019, the Company recorded other expense of approximately $0.1 million and $0 to reflect the change in fair values of the CB Warrants liability and the embedded derivative liability, respectively.

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. On the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).

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

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021.

Accounting for the 2019 ABL Credit Agreement

As of June 30, 2019, the Company had nothing drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the three months ended June 30, 2019.

Note 8 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At June 30, 2019 and December 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. At June 30, 2019 and December 31, 2018, a total of 17,100 UPOs were outstanding and were exercisable, either for cash or on a cashless basis, through July 21, 2019. Each UPO consisted of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

In August 2017, the Compensation Committee of the Board of Directors of the Company commenced the granting of restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). During the second quarter of 2019, the Board of Directors approved an additional 350,000 shares of the Company’s common stock as authorized and reserved for issuance under this plan, making a total of 1,150,000 shares available under this plan. The Company granted additional RSU awards during the first half of 2019. See Note 17 – Management Incentive Plans.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the face value of the 2019 Refinancing Term Loan approximates its fair value due to the variable rate on such debt. As of June 30, 2019, the Company determined the fair value of its 2019 Refinancing Term Loan at $40.0 million. The fair value was determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes model.

The fair value of the Company’s warrant liabilities (refer to Note 7) recorded in the Company’s financial statements is determined using the Black-Scholes-Merton option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities:

Stock price	$8.13
Exercise price	$7.63
Time until expiration (years)	4.8
Expected volatility	56.2%
Risk-free interest rate	1.8%
Expected dividend yield	0.0%

The fair value of the Company’s embedded derivative liability recorded in the Company’s financial statements is determined using a probability-weighted discounted cash flow approach utilizing inputs including the imposed 2019 Refinancing Agreement Lender material weakness fee of 1.00% of the Total Term Loan Commitment as in effect on the Effective Date as well as the applicable margin increase of 1.00 % per annum as outlined in Note 7.

Level 3 rollforward table:

(in thousands)	CB Warrants Liability	Embedded Derivative Liability
Fair value, December 31, 2018	$-	$-
Issuances	-	-
Transfers	-	-
Change in fair value	-	-
Fair value, March 31, 2019	-	-
Issuances	969	388
Transfers	-	-
Change in fair value	103	-
Fair value, June 30, 2019	$1,072	$388

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
EPS numerator:
Net income (loss)	$(1,504)	$709	$642	$(1,715)
Less: Premium paid on partial preferred redemption	-	-	-	2,219
Less: Undistributed preferred stock dividends	-	-	-	(113)
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(1,504)	$709	$642	$(3,821)

EPS denominator:
Weighted average shares outstanding – basic	7,643	7,543	7,643	7,542
Impact of dilutive securities	-	265	74	-
Weighted average shares outstanding – diluted	7,643	7,808	7,717	7,542

Basic EPS attributable to common stockholders:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.20)	$0.09	$0.08	$(0.51)
Diluted EPS attributable to common stockholders:
Net income (loss) attributable to Limbach Holdings, Inc. common stockholders	$(0.20)	$0.09	$0.08	$(0.51)
21

The following table summarizes the securities that were antidilutive (including warrants, UPOs, RSUs and Preferred Stock after giving effect to their respective conversion to shares of common stock for those units in-the-money, or share equivalents for those units out-of-the-money) and therefore, were not included in the computations of diluted income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
In-the-money warrants (See Note 8)	-	-	-	277,640
Out-of-the-money warrants (See Note 8)	4,576,799	1,231,119	4,576,799	600,000
Preferred Stock (See Note 9)	-	-	-	34,033
Restricted stock units (RSUs) (See Note 17)(1)	138,782	-	2,867	76,972
In-the-money UPOs (See Note 8)	-	-	-	-
Out-of-the-money UPOs (See Note 8)	27,360	-	27,360	4,502
Total	4,742,941	1,231,119	4,607,026	993,147

(1) For the three and six months ended June 30, 2019 and 2018, all PRSUs and MRSUs (both as defined below) were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency periods.

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

The effective tax benefit rate for the three and six months ended June 30, 2019 was 26.9% and 31.3%, respectively, as compared to an effective tax rate of 29.2% and 30.4% for the three and six months ended June 30, 2018. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits.

No valuation allowance was required as of June 30, 2019 or December 31, 2018.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there was no liability for uncertain tax positions as of June 30, 2019 or December 31, 2018. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of June 30, 2019 or December 31, 2018.

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended June 30,
(in thousands)	2019	2018
Statement of Operations Data:
Revenue:
Construction	$104,925	$113,735
Service	27,828	25,796
Total revenue	132,753	139,531

Gross profit:
Construction	10,422	9,501
Service	6,979	6,297
Total gross profit	17,401	15,798

Selling, general and administrative expenses:
Construction	8,377	6,696
Service	4,460	3,345
Corporate	4,242	3,644
Total selling, general and administrative expenses	17,079	13,685
Amortization of intangibles	175	336
Operating income (loss)	$147	$1,777

Operating income (loss) for reportable segments	$147	$1,777
Less unallocated amounts:
Interest expense, net	(1,597)	(799)
Gain on disposition of property and equipment	9	24
Loss on debt extinguishment	(513)	-
Loss on change in fair value of warrant liability	(103)	-
Total unallocated amounts	(2,204)	(775)
Income (loss) before income taxes	$(2,057)	$1,002

Other Data:
Depreciation and amortization:
Construction	$810	$704
Service	223	192
Corporate	427	531
Total other data	$1,460	$1,427

	Six months ended June 30,
(in thousands)	2019	2018
Statement of Operations Data:
Revenue:
Construction	$209,599	$210,545
Service	57,105	49,535
Total revenue	266,704	260,080

Gross profit:
Construction	23,735	18,772
Service	13,699	10,313
Total gross profit	37,434	29,085

Selling, general and administrative expenses:
Construction	15,841	14,455
Service	8,771	7,471
Corporate	8,512	7,425
Total selling, general and administrative expenses	33,124	29,351
Amortization of intangibles	350	671
Operating income (loss)	$3,960	$(937)

Operating income (loss) for reportable segments	$3,960	$(937)
Less unallocated amounts:
Interest expense, net	(2,430)	(1,568)
Gain on disposition of property and equipment	21	40
Loss on debt extinguishment	(513)	-
Loss on change in fair value of warrant liability	(103)	-
Total unallocated amounts	(3,025)	(1,528)
Income (loss) before income taxes	$935	$(2,465)

Other Data:
Depreciation and amortization:
Construction	$1,590	$1,370
Service	429	372
Corporate	854	1,056
Total other data	$2,873	$2,798

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2019, respectively, compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2018.

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

LFS and Harper, wholly owned subsidiaries of the Company, were parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. In October 2018, the plaintiffs agreed to settle and dismiss their lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts were entirely paid by the Company’s insurance carriers during February 2019. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs were included in the captions labeled Other current assets and Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of December 31, 2018. The Company had no monetary exposure, including for punitive damages. This matter was dismissed on April 28, 2019.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2019 and December 31, 2018, the Company had approximately $98.3 million and $134.2 million, respectively, in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

Note 15 – Self-Insurance

The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.2 million maximum aggregate deductible loss limit per year.

The components of the self-insurance liability as of June 30, 2019 and December 31, 2018 are as follows:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Current liability — workers’ compensation and general liability	$487	$352
Current liability — medical and dental	424	607
Non-current liability	657	820
Total liability shown in Accrued expenses and other liabilities	$1,568	$1,779
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At June 30, 2019 and December 31, 2018, the Company’s contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $536.8 million and $505.5 million, respectively. In addition, Service backlog as of June 30, 2019 and December 31, 2018 was $49.4 million and $54.2 million, respectively.

Note 17 – Management Incentive Plans

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. As of June 30, 2019, the Company had reserved 1,150,000 shares of its common stock for issuance under the 2016 Plan. The number of shares issued or reserved pursuant to the 2016 Plan will be adjusted by the plan administrator, as they may deem appropriate and equitable as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.

Service-Based Awards

In 2019, the Company granted 220,636 service-based RSUs to its executives, certain employees, and non-employee directors under the 2016 Plan.

The following table summarizes our service-based RSU activity for the six months ended June 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	173,087	$13.30
Granted	220,636	6.61
Vested	(50,222)	13.31
Forfeited	(5,418)	9.17
Unvested at June 30, 2019	338,083	$9.00

Performance-Based Awards

The Company did not grant any performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2016 Plan during the first six months of 2019. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. As of June 30, 2019, the Company had not recognized any stock-based compensation expense related to its PRSUs granted to date.

The following table summarizes our PRSU activity for the six months ended June 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	124,057	$13.34
Granted	-	-
Vested	-	-
Forfeited	(2,750)	13.39
Unvested at June 30, 2019	121,307	$13.34

Market-Based Awards

The following table summarizes our market-based RSU (“MRSUs”) activity for the six months ended June 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	140,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(3,000)	6.58
Unvested at June 30, 2019	137,500	$6.58

Total recognized stock-based compensation expense amounted to $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $1.6 million at June 30, 2019. These costs are expected to be recognized over a weighted average period of 1.19 years.

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

Other Income/Expense, Net

Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income, gains and losses on the disposition of property and equipment and changes in the fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.

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

Comparison of Results of Operations for the three months ended June 30, 2019 and June 30, 2018

The following table presents operating results for the three months ended June 30, 2019 and June 30, 2018 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended June 30,
	2019			2018
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$104,925	79.0%		$113,735	81.5%
Service	27,828	21.0%		25,796	18.5%
Total revenue	132,753	100.0%		139,531	100.0%

Gross profit:
Construction	10,422	9.9	%(1)	9,501	8.4	%(1)
Service	6,979	25.1	%(2)	6,297	24.4	%(2)
Total gross profit	17,401	13.1%		15,798	11.3%

Selling, general and administrative:
Construction	8,377	8.0	%(1)	6,696	5.9	%(1)
Service	4,460	16.0	%(2)	3,345	13.0	%(2)
Corporate	4,242	3.1	%(3)	3,644	2.6	%(3)
Total selling, general and administrative expenses	17,079	12.9%		13,685	9.8%

Amortization of intangibles (Corporate)	175	0.1%		336	0.2%

Operating income (loss):
Construction	2,045	1.9	%(1)	2,805	2.5	%(1)
Service	2,519	9.1	%(2)	2,952	11.4	%(2)
Corporate	(4,417)	-		(3,980)	-
Total operating income (loss)	147	0.1%		1,777	1.3%

Other expenses (Corporate)	(2,204)	(1.7)%		(775)	(0.6)%
Income (loss) before income taxes	(2,057)	(1.5)%		1,002	0.7%
Income tax provision (benefit)	(553)	(0.4)%		293	0.2%
Net income (loss)	$(1,504)	$(1.1)%		$709	$0.5%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	104,925	113,735	(8,810)	(7.7)%
Service	27,828	25,796	2,032	7.9%
Total revenue	132,753	139,531	(6,778)	(4.9)%

Revenue for the three months ended June 30, 2019 decreased by $6.8 million compared to the three months ended June 30, 2018. Construction revenue decreased by $8.8 million, or 7.7%, and Service revenue increased by $2.0 million, or 7.9%. The decrease in Construction revenue was primarily driven by revenue decreases for our Mid-Atlantic, Michigan and Southern California regions. Our Mid-Atlantic Construction revenue decrease was the most significant and is attributable to a planned construction volume reduction for this region, while the Michigan region’s decrease results from the substantial completion of two projects since the second quarter of 2018. These decreases were partially offset by Construction revenue increases in our Florida, New England and Western Pennsylvania regions. Our Florida region’s Construction growth was the most significant and resulted from seven new projects on which work commenced since the second quarter of 2018. Our Service revenue increase is primarily attributable to increases in our Michigan and Eastern Pennsylvania regions, as partially offset by reductions in our Mid-Atlantic and Ohio regions. Maintenance contract revenue, a component of Service revenue, was $3.7 million and $3.4 million for the three months ended June 30, 2019 and June 30, 2018, respectively, an increase of $0.3 million or 9.7%.

Gross Profit

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	10,422	9,501	921	9.7%
Service	6,979	6,297	682	10.8%
Total gross profit	17,401	15,798	1,603	10.1%
Total gross profit as a percentage of consolidated total revenue	13.1%	11.3%

Our gross profit for the three months ended June 30, 2019 increased by $1.6 million compared to the three months ended June 30, 2018. Construction gross profit increased $0.9 million, or 9.7%, primarily due to gross profit improvements for our Florida and Mid-Atlantic regions, as partially offset by a gross profit decrease for our Southern California region. The Florida Construction gross profit improvement resulted from strong margin on the higher revenue volume noted above, while our Mid-Atlantic region benefited from only one Construction project write down totaling $0.3 million recorded during the second quarter of 2019 compared to six project write downs totaling $3.6 million during the second quarter of 2018. The Southern California region’s Construction gross profit decrease is attributable to the second quarter 2019 write downs noted in the succeeding paragraph. Service gross profit increase $0.7 million or 10.8%, due to gross profit improvements in our Michigan, Mid-Atlantic, Eastern Pennsylvania and Ohio regions, as partially offset by a Florida region decrease during the second quarter of 2019. As a result of the foregoing, our total gross profit percentage increased from 11.3% in the second quarter of 2018 to 13.1% in the second quarter of 2019.

For the three months ended June 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $0.3 million on one construction project and $0.3 million on one service project. We also recorded revisions in contract estimates that resulted in project write downs totaling $1.9 million on three construction projects for our Southern California region.

Selling, General and Administrative Expenses

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	8,377	6,696	1,681	25.1%
Service	4,460	3,345	1,115	33.3%
Corporate	4,242	3,644	598	16.4%
Total selling, general and administrative expenses	17,079	13,685	3,394	24.8%

Selling, general and administrative expenses as a percentage of consolidated total revenue	12.9%	9.8%

Our total selling, general and administrative (“SG&A”) expenses increased by approximately $3.4 million to $17.1 million for the three months ended June 30, 2019 compared to $13.7 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, Corporate SG&A expense included $0.5 million of stock-based compensation expense associated with the grant of restricted stock units, down $0.2 million from $0.7 million for the second quarter of 2018. We also incurred incremental payroll expenses totaling $3.2 million related to higher salary and benefit costs for new hires and retention bonus payments made during the second quarter of 2019. Selling, general and administrative expenses as a percentage of revenues were 12.9% for the three months ended June 30, 2019 up from 9.8% for the three months ended June 30, 2018.

Amortization of Intangibles

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	175	336	(161)	(47.9)%

Total amortization expense for the amortizable intangible assets was $0.2 million for the three months ended June 30, 2019 and $0.3 million for the three months ended June 30, 2018. This decrease is primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no future amortization expense.

Other Expenses

	Three months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(1,597)	(799)	798	99.9%
Gain on disposition of property and equipment	9	24	(15)	(62.5)%
Loss on debt extinguishment	(513)	-	513	100.0%
Loss on change in fair value of warrant liability	(103)	-	103	100.0%
Total other income (expenses)	(2,204)	(775)	1,399	180.5%

Other expenses, primarily interest expense, were $2.2 million for the three months ended June 30, 2019 and $0.8 million for the three months ended June 30, 2018. Our interest expense resulted from the net effect of higher second quarter 2019 interest rates being applied to higher debt principal balances. Debt issuance costs totaling $0.5 million associated with the previous Credit Agreement were written off at the time of the refinancing transaction resulting in a loss on debt extinguishment. The Company also recorded other expenses of approximately $0.1 million to reflect the change in fair value of the CB Warrant liability during the second quarter of 2019.

Income Taxes

We recorded an income tax benefit of $0.6 million for the three months ended June 30, 2019, compared to an income tax provision of $0.3 million for the second quarter of 2018. Based on our pre-tax loss for the second quarter of 2019, the benefit of $0.6 million consisted of $0.1 million current federal tax benefit and $0.5 million deferred tax benefit for that period. The Company had no current state or local income tax provision (benefit) for the three months ended June 30, 2018. Our effective tax benefit rate was 26.9% for the second quarter of 2019, compared to an effective tax rate of 29.2% for the second quarter of 2018. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Comparison of Results of Operations for the six months ended June 30, 2019 and June 30, 2018

The following table presents operating results for the six months ended June 30, 2019 and June 30, 2018 in dollars and expressed as a percentage of total revenue, as compared below:

	Six months ended June 30,
	2019			2018
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$209,599	78.6%		$210,545	81.0%
Service	57,105	21.4%		49,535	19.0%
Total revenue	266,704	100.0%		260,080	100.0%

Gross profit:
Construction	23,735	11.3	%(1)	18,772	8.9	%(1)
Service	13,699	24.0	%(2)	10,313	20.8	%(2)
Total gross profit	37,434	14.0%		29,085	11.2%

Selling, general and administrative:
Construction	15,841	7.6	%(1)	14,455	6.9	%(1)
Service	8,771	15.4	%(2)	7,471	15.1	%(2)
Corporate	8,512	3.2	%(3)	7,425	2.9	%(3)
Total selling, general and administrative expenses	33,124	12.4%		29,351	11.3%

Amortization of intangibles (Corporate)	350	0.1%		671	0.3%

Operating income (loss):
Construction	7,894	3.8	%(1)	4,317	2.1	%(1)
Service	4,928	8.6	%(2)	2,842	5.7	%(2)
Corporate	(8,862)	-		(8,096)	-
Total operating income (loss)	3,960	1.5%		(937)	(0.4)%

Other expenses (Corporate)	(3,025)	(1.1)%		(1,528)	(0.6)%
Income (loss) before income taxes	935	0.4%		(2,465)	(0.9)%
Income tax provision (benefit)	293	(0.1)%		(750)	(0.2)%
Net income (loss)	$642	$0.2%		$(1,715)	$(0.7)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	209,599	210,545	(946)	(0.4)%
Service	57,105	49,535	7,570	15.3%
Total revenue	266,704	260,080	6,624	2.5%

Revenue for the six months ended June 30, 2019 increased by $6.6 million compared to the six months ended June 30, 2018. Construction revenue decreased by $0.9 million, or 0.4%, and Service revenue increased by $7.6 million, or 15.3%. The decrease in Construction revenue was primarily driven by decreases in our Mid-Atlantic and Michigan regions due to our planned construction volume reduction at Mid-Atlantic and the substantial completion of one Michigan project since the second quarter of 2018. These decreases were partially offset by revenue increases for our Florida, New England and Western Pennsylvania regions. Our Florida region’s Construction revenue increase was the most significant and resulted primarily from ten construction projects on which work either commenced or ramped up since the first six months of 2018. Western Pennsylvania’s Construction revenue increase resulted from restarting work on one construction project. Our Service revenue increase is primarily attributable to increases in our Florida, Eastern Pennsylvania, Michigan and New England regions, as partially offset by a Mid-Atlantic reduction. Our Florida region’s Service revenue increase was the most significant and resulted primarily from seven new service projects on which work commenced or ramped up since the first six months of 2018. Maintenance contract revenue, a component of Service revenue, was $7.4 million and $6.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively, an increase of $0.7 million or 11.2%.

Gross Profit

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	23,735	18,772	4,963	26.4%
Service	13,699	10,313	3,386	32.8%
Total gross profit	37,434	29,085	8,349	28.7%
Total gross profit as a percentage of consolidated total revenue	14.0%	11.2%

Our gross profit for the six months ended June 30, 2019 increased by $8.3 million compared to the six months ended June 30, 2018. Construction gross profit increased $5.0 million, or 26.4%, primarily due to gross profit improvements for our Florida and Mid-Atlantic regions, as partially offset by a gross profit decrease for our Southern California region. The Florida gross profit improvement resulted from strong margin on the higher revenue volume noted above, while our Mid-Atlantic region benefited from only one project write down totaling $0.5 million recorded during the first half of 2019 compared to seven project write downs totaling $6.6 million during the first half of 2018. The Southern California region’s Construction gross profit decrease is attributable to the 2019 project write downs noted in the succeeding paragraph. Service gross profit increased $2.7 million, or 67.3%, due primarily to the impacts of a single Mid-Atlantic project write down of $0.9 million during the first half of 2018, increased maintenance service revenue, increased service work volume and more favorable project pricing. As a result of the foregoing, our total gross profit percentage increased from 11.2% for the first six months of 2018 to 14.0% for the first six months of 2019.

For the six months ended June 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual construction projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $3.0 million on six projects, including three projects totaling $1.0 million for our Mid-Atlantic region. One of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.5 million on seven projects, including four projects totaling $2.2 million in our Southern California region and one project for $0.5 million in our Mid-Atlantic region. Revisions in our contract estimates on one service project resulted in a gross profit write up of $0.3 million on a Mid-Atlantic project and one Southern California project resulted in a gross profit write down of $0.3 million for the first six months of 2019.

Selling, General and Administrative Expenses

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	15,841	14,455	1,386	9.6%
Service	8,771	7,471	1,300	17.4%
Corporate	8,512	7,425	1,087	14.6%
Total selling, general and administrative expenses	33,124	29,351	3,773	12.9%

Selling, general and administrative expenses as a percentage of consolidated total revenue	12.4%	11.3%

Our SG&A expenses increased by approximately $3.8 million to $33.1 million for the six months ended June 30, 2019 compared to $29.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, Corporate SG&A expense included $0.9 million of stock-based compensation expense associated with the grant of restricted stock units, representing a decrease of $0.2 million year over year. Another component of the overall SG&A expense increase for the first half of 2019 included a $1.2 million increase due to higher payroll-related incentive compensation expense as a result of the Company’s stronger current year-to-date EBITDA performance. We also incurred incremental payroll expenses totaling $2.7 million related to higher salary and benefit costs for new hires and retention bonus payments made during the first half of 2019. Selling, general and administrative expenses as a percentage of revenues were 12.4% for the six months ended June 30, 2019, up from 11.3% for the six months ended June 30, 2018.

Amortization of Intangibles

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	350	671	(321)	(47.8)%

Total amortization expense for the amortizable intangible assets was $0.4 million for the six months ended June 30, 2019 and $0.7 million for the six months ended June 30, 2018. This decrease is primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no future amortization expense.

Other Expenses

	Six months ended June 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(2,430)	(799)	1,631	204.1%
Gain on disposition of property and equipment	21	24	3	12.5%
Loss on debt extinguishment	(513)	-	513	100.0%
Loss on change in fair value of warrant liability	(103)	-	103	100.0%
Total other income (expenses)	(3,025)	(775)	2,250	290.3%

Other expenses, primarily interest expense, were $3.0 million for the six months ended June 30, 2019 and $0.8 million for the six months ended June 30, 2018. Our interest expense increased due to the Company’s debt obligations, including debt issuance amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. Debt issuance costs totaling $0.5 million associated with the previous Credit Agreement were written off at the time of the refinancing transaction resulting in a loss on debt extinguishment. The Company also recorded other expenses of approximately $0.1 million to reflect the change in fair value of the CB Warrant liability during the second quarter of 2019.

Income Taxes

We recorded an income tax provision of $0.3 million for the six months ended June 30, 2019, compared to an income tax benefit of $0.8 million for the same six months ended June 30, 2018. For the first six months of 2019, our provision comprised a current federal tax provision of $0.1 million and a deferred tax provision of $0.2 million. Our effective tax rate was 31.3% for the first six months ended June 30, 2019, compared to a benefit rate of 30.4% for the first six months ended June 30, 2018. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog was $536.8 million at June 30, 2019, compared to $505.5 million at December 31, 2018, which reflects new construction contract awards that we received during the first six months of 2019. In addition, Service backlog as of June 30, 2019 was $49.4 million compared to $54.2 million at December 31, 2018. Of the total backlog at June 30, 2019, we expect to recognize approximately $239.5 million, or 40.9%, by the end of 2019.

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

The following table presents summary cash flow information for the periods indicated:

	Six months ended June 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(15,661)	$680
Investing activities	(1,151)	(1,994)
Financing activities	16,204	944
Net decrease in cash and cash equivalents	$(608)	$(370)

Noncash investing and financing transactions:
Property and equipment financed with capital leases	$1,581	$1,521
Interest paid	1,621	1,184

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of June 30, 2019	As of December 31, 2018
Current assets	$184,552	$204,986
Current liabilities	(142,996)	(182,138)
Net working capital	$41,556	$22,848
Current ratio*	1.29	1.13

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities were $15.7 million for the six months ended June 30, 2019 compared to $0.7 million provided by operating activities for the six months ended June 30, 2018. For the six months ended June 30, 2019, our cash usage in operating activities was significantly impacted by a $7.1 million increase in accounts receivable, a $4.7 million decrease in accounts payable, a $4.3 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings), a $3.3 million increase in costs and estimated earnings in excess of billings (i.e., underbillings). The accounts receivable increase resulted primarily from our lower revenue volume and billings during the second quarter of 2019 in comparison to stronger revenue and billings for the fourth quarter of 2018. The reduction in accounts payable is consistent with our decrease in accounts receivable and attributable to our second quarter 2019 revenue volume decrease, as well as tighter management of our payable balances. Our decrease of $7.7 million in net overbillings resulted primarily from the combination of 2019 unbilled costs incurred on a Southern California region Construction project on which a claim and change orders are pending, additional work performed on a previously overbilled Florida Construction project that is nearing completion, the final settlement of a significant Michigan region project, and the effects of our second quarter 2019 overall revenue reduction as compared to the fourth quarter of 2018. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 14 to the accompanying Condensed Consolidated Financial Statements. The settlement of this matter was entirely covered by the Company’s insurance carriers.

Cash flows provided by operating activities were $0.7 million for the six months ended June 30, 2018. For the six months ended June 30, 2018, the key components included in cash provided by operating activities were an increase of $15.4 million in overbillings, as partially offset by an $8.1 million increase in accounts receivable and a $6.0 million decrease in accounts payable. The changes in overbillings were primarily due to new construction projects progressing and project progress allowing for additional billings for both work in progress and work completed.

Non-cash charges for depreciation and amortization decreased by $0.3 million for the six months ended June 30, 2019 over the six months ended June 30, 2018 primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no amortization expense for the first six months of 2019. The Company also incurred non-cash charges for debt issuance costs totaling $0.5 million associated with the previous Credit Agreement that were written off at the time of the refinancing transaction.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $1.2 million for the six months ended June 30, 2019 and $2.0 million for the six months ended June 30, 2018. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $16.2 million for the six months ended June 30, 2019 and $0.9 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, we both borrowed and repaid a total of $17.5 million on the Credit Agreement Revolver and another $7.5 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million on its 2019 Refinancing Term Loan, which was used to repay, in its entirety, $14.3 million on the Credit Agreement Term Loan, $7.7 million on the Bridge Term Loan and $10.5 million on the Credit Agreement Revolver. The Company also recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made capital lease payments of $1.1 million and payments of $3.3 million related to debt issuance costs for our April 2019 Refinancing Agreement. For the six months ended June 30, 2019, the Company’s bank overdraft increased by $2.8 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

For the six months ended June 30, 2018, we borrowed $67.0 million and repaid a total of $66.6 million on the Credit Agreement Revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $1.8 million of the Bridge Term Loan, made repayments of $1.5 million on the Credit Agreement Term Loan and made capital lease payments of $1.0 million. During the six months ended June 30, 2018, the Company’s bank overdraft increased by $4.9 million.

The following table reflects our available funding capacity as of June 30, 2019:

(in thousands)
Cash & cash equivalents		$1,011
Credit agreement:
Revolving credit facility (1)	$14,000
Outstanding revolving credit facility	-
Outstanding letters of credit	(4,215)
Net credit agreement capacity available		9,785
Total available funding capacity		$10,796

(1)	Represents the 2019 ABL Credit Agreement of $15.0 million, net of a $1.0 million reserve imposed by the lender.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Financing Agreement) and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

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

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the total leverage ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021.

As of June 30, 2019, the Company was in compliance with the financial and other covenants related to the 2019 Refinancing Agreement. At June 30, 2019, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.

For further information on the Company’s obligations under the Credit Agreement and the Refinancing Agreements, see also Note 7 – Debt in the Notes to Condensed Consolidated Financial Statements.

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The bonds we provide typically reflect the project’s total contract value. As of June 30, 2019 and December 31, 2018, the Company had approximately $98.3 million and $134.2 million, respectively, in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

Overall Liquidity Assessment

Management believes that the Refinancing Agreements will provide sufficient working capital funding to sustain our operations for at least the next twelve months. As of the date of the issuance of the accompanying condensed consolidated financial statements, management further believes that the combination of our current cash position, our projected cash flow to be received from existing and new customers, our positive working capital, our significant bonding capacity, and our availability under the 2019 Refinancing Agreements, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

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

The components of the self-insurance liability are reflected below as of June 30, 2019 and December 31, 2018:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Current liability – workers’ compensation and general liability	$487	$352
Current liability – medical and dental	424	607
Non-current liability	657	820
Total liability	$1,568	$1,779
Restricted cash	$113	$113

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting, which was reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Specifically, our monthly project reviews and our reviews of work-in-process schedules did not operate effectively to properly identify project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues.

In light of the foregoing material weakness in internal control over financial reporting, we continued to perform additional analyses at the branch and corporate levels to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

The Company is committed to remediating the underlying causes of this material weakness by implementing improvements to our controls and procedures. In addressing the material weakness, the Company, with the oversight of senior management, implemented the following steps to improve internal controls over its project accounting during the second quarter of 2019:

•	Hired additional personnel to assist with cost and revenue accounting and related projections;
•	Conducted additional training of branch financial management and operational personnel;
•	Refined the Company’s related process and controls relative to project tracking and accounting, including the creation of a new control to reconcile work-in-process with monthly project reviews; and
•	Tested and monitored controls designed to remediate the material weakness.

Except with respect to the changes discussed immediately above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
4.1	Form of CB Warrant issued pursuant to the 2019 Refinancing Agreement (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).
10.1	Financing Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the lenders from time to time party thereto, Cortland Capital Market Services LLC, as collateral agent and administrative agent, CB Agent Services LLC, as origination agent, and the other parties party thereto (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).
10.2	Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Grantors party thereto and Cortland Capital Market Services LLC, as collateral agent (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).
10.3	ABL Credit Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the other borrowers party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).
10.4	Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Grantors party thereto and Citizens Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

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

Date: August 14, 2019

