Form 10-Q
period 2019-09-30
Limbach Holdings, Inc.
filed 2019-11-14
CIK 1606163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 7,688,958 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

Form 10-Q

Part I

Item 1. Financial Statements

LIMBACH HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
(in thousands, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$760	$1,619
Restricted cash	113	113
Accounts receivable, net	143,279	135,687
Costs and estimated earnings in excess of billings on uncompleted contracts	45,974	32,698
Other current assets (Note 14)	5,040	34,869
Total current assets	195,166	204,986

Property and equipment, net of accumulated depreciation of $15.1 million and $11.8 million at September 30, 2019 and December 31, 2018, respectively	21,560	20,527
Intangible assets, net	12,454	12,953
Goodwill	6,129	10,488
Deferred tax asset	5,315	4,409
Other assets	730	271
Total assets	$241,354	$253,634

LIABILITIES
Current liabilities
Current portion of long-term debt	$3,548	$3,141
Accounts payable, including retainage	72,947	74,353
Billings in excess of costs and estimated earnings on uncompleted contracts	44,751	50,843
Accrued income taxes	66	-
Accrued expenses and other current liabilities (Note 14)	33,530	53,801
Total current liabilities	154,842	182,138
Long-term debt	39,583	23,614
Other long-term liabilities	1,958	1,514
Total liabilities	196,383	207,266
Commitments and contingencies (Note 14)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 or December 31, 2018	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,688,958 issued and outstanding at September 30, 2019 and 7,592,911 at December 31, 2018	1	1
Additional paid-in capital	56,164	54,791
Accumulated deficit	(11,194)	(8,424)
Total stockholders’ equity	44,971	46,368
Total liabilities and stockholders’ equity	$241,354	$253,634

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$147,768	$135,062	$414,472	$395,142
Cost of revenue	129,977	124,372	359,247	355,367
Gross profit	17,791	10,690	55,225	39,775
Operating expenses:
Selling, general and administrative expenses	16,568	13,325	49,691	42,676
Amortization of intangibles	149	304	499	975
Total operating expenses	16,717	13,629	50,190	43,651
Operating income (loss)	1,074	(2,939)	5,035	(3,876)
Other income (expenses):
Interest expense, net	(1,759)	(787)	(4,190)	(2,355)
Gain on disposition of property and equipment	17	36	38	76
Loss on debt extinguishment	-	-	(513)	-
Gain on change in fair value of warrant liability	525	-	422	-
Impairment of goodwill	(4,359)	-	(4,359)	-
Total other expenses	(5,576)	(751)	(8,602)	(2,279)
Loss before income taxes	(4,502)	(3,690)	(3,567)	(6,155)
Income tax benefit	(1,090)	(185)	(797)	(936)
Net loss	(3,412)	(3,505)	(2,770)	(5,219)
Dividends on cumulative redeemable convertible preferred stock	-	-	-	(113)
Premium paid on partial preferred redemption	-	-	-	2,219
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,412)	$(3,505)	$(2,770)	$(7,325)
Earnings Per Share (“EPS”)
Basic loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.44)	$(0.46)	$(0.36)	$(0.97)
Diluted loss per share for common stock:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.44)	$(0.46)	$(0.36)	$(0.97)
Weighted average number of shares outstanding:
Basic	7,673,517	7,574,545	7,653,372	7,552,945
Diluted	7,673,517	7,574,545	7,653,372	7,552,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Stock-based compensation	-	-	367	-	367
Shares issued related to vested restricted stock units	50,222	-	-	-	-
Net income	-	-	-	2,146	2,146
Balance at March 31, 2019	7,643,133	1	55,158	(6,278)	48,881
Stock-based compensation	-	-	515	-	515
Net loss	-	-	-	(1,504)	(1,504)
Balance at June 30, 2019	7,643,133	1	55,673	(7,782)	47,892
Shares issued related to vested restricted stock units	45,825	-	-	-	-
Stock-based compensation	-	-	491	-	491
Net loss	-	-	-	(3,412)	(3,412)
Balance at September 30, 2019	7,688,958	$1	$56,164	$(11,194)	$44,971

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2017	7,504,133	$1	$54,738	$(6,579)	$48,160
Dividends on redeemable convertible preferred stock	-	-	113	-	113
Premium paid on redemption of redeemable convertible preferred stock	-	-	(2,219)		(2,219)
Stock-based compensation	-	-	467	-	467
Shares issued related to vested restricted stock units	27,489	-	-	-	-
Exercise of warrants	10,627	-	-	-	-
Net loss	-	-	-	(2,424)	(2,424)
Balance at March 31, 2018	7,542,249	1	53,099	(9,003)	44,097
Stock-based compensation	-	-	654	-	654
Net income	-	-	-	710	709
Balance at June 30, 2018	7,542,249	1	53,753	(8,293)	45,460
Stock-based compensation	48,529	-	542	-	542
Net loss	-	-	-	(3,505)	(3,504)
Balance at September 30, 2018	7,590,778	$1	$54,295	$(11,798)	$42,498

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

LIMBACH HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(2,770)	$(5,219)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,234	4,216
Impairment of goodwill	4,359	-
Provision for doubtful accounts	104	57
Stock-based compensation expense	1,373	1,663
Amortization of debt discount and issuance costs	901	229
Deferred income tax benefit	(906)	(1,031)
Loss on debt extinguishment	513	-
Change in fair value of warrant liability	(422)	-
Gain on sale of property and equipment	(38)	(76)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,696)	(11,043)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(13,276)	599
(Increase) decrease in other current assets (1)	29,732	(33,365)
(Increase) decrease in other assets	-	430
Increase (decrease) in accounts payable	(1,406)	(7,300)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(6,092)	23,877
(Increase) decrease in prepaid income taxes (1)	92	(611)
Increase (decrease) in accrued taxes payable	66	(2,220)
Increase (decrease) in accrued expenses and other current liabilities	(26,250)	31,687
Increase (decrease) in other long-term liabilities	(102)	326
Net cash (used in) provided by operating activities	(17,584)	2,219
Cash flows from investing activities:
Proceeds from sale of property and equipment	148	160
Advances to joint ventures	3	1
Purchase of property and equipment	(2,192)	(3,448)
Net cash used in investing activities	(2,041)	(3,287)
Cash flows from financing activities:
Increase in bank overdrafts	6,102	757
Payments on Credit Agreement term loan	(14,335)	(2,400)
Proceeds from Credit Agreement revolver	17,500	101,016
Payments on Credit Agreement revolver	(17,500)	(94,698)
Proceeds from 2019 Revolving Credit Facility	19,250	-
Payments on 2019 Revolving Credit Facility	(19,250)	-
Proceeds from 2019 Refinancing Term Loan, net of debt discount	38,643	-
Warrants issued in conjunction with the 2019 Refinancing Term Loan	969	-
Embedded derivative associated with the 2019 Refinancing Term Loan	388	-
Proceeds from Bridge Term Loan	-	10,000
Payments on Bridge Term Loan	(7,736)	(2,014)
Payments on capital leases	(1,803)	(1,417)
Convertible preferred stock redeemed	-	(9,191)
Convertible preferred stock dividends paid	-	(875)
Payments of debt issue costs	(3,339)	-
Taxes paid related to net-share settlement of equity awards	(123)	(210)
Net cash provided by financing activities	18,766	968
Decrease in cash, cash equivalents and restricted cash	(859)	(100)
Cash, cash equivalents and restricted cash, beginning of period	1,732	739
Cash, cash equivalents and restricted cash, end of period	$873	$639
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Property and equipment acquired financed with capital leases	$2,685	$1,989
Interest paid	$3,091	$2,125

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

Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019, its results of operations for the three and nine months ended September 30, 2019, and its cash flows for the nine months ended September 30, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$760	$1,619	$526	$626
Restricted cash	113	113	113	113
Total cash, cash equivalents and restricted cash	$873	$1,732	$639	$739

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

We have made progress in evaluating the impact of the new pronouncement on our contracts, including identifying potential differences that will result from applying the new guidance. Retention related balances will be presented as a separate contract asset instead of a component of accounts receivable on the face of the balance sheet. Management will evaluate the nature of warranties provided to the Company’s customers to determine if such warranties represent an assurance-type or service-type warranty, which requires identification and treatment as a separate performance obligation. For purposes of revenue recognition, such warranties are currently included in total estimated project costs. We are currently evaluating the cumulative effect adjustment for this warranty matter. Further, management intends to develop a process for calculating the balance of remaining unsatisfied performance obligations, which is a required disclosure under the new revenue recognition standard that may differ from the historical calculation of backlog, although we intend to continue disclosing backlog in our future SEC filings. We expect to separately present contract assets and liabilities in our consolidated balance sheets. Contract assets will include amounts due under contractual retainage provisions, unbilled receivables, and costs and estimated earnings in excess of billings. Contract liabilities will include provisions for losses and billings in excess of costs and estimated earnings. We have drafted our revised accounting policies and are evaluating the enhanced disclosure requirements on our business processes, controls and systems.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” ASU 2016-02 provides an approach for classifying leases as either finance leases or operating leases. For either classification, a right-of-use (“ROU”) asset and a lease liability will be required to be recognized, unless the term of the lease is one year or less. The guidance is required to be applied using a modified retrospective approach which includes optional practical expedients. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842),” that clarified the standard by providing a practical expedient in transition to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to correct inconsistencies in the guidance and clarify how to apply certain provisions of the lease standards. In addition, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” intended to reduce costs and ease implementation of the leases standard for financial statement preparers by providing a new transition method and a practical expedient for separating components of a contract. Under the new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Because the Company’s EGC status is set to expire on December 31, 2019, the Company is expected to comply with this standard beginning in the fourth quarter of 2019. Earlier application is permitted. During the second quarter of 2019, we selected a software solution and engaged a service provider to assist us in evaluating the impact of the new pronouncement. Lease data elements have been gathered and are currently being migrated to the software solution. While the Company has not yet completed its evaluation of the effects of adopting this ASU, right-of-use assets and lease liabilities will be recorded in the Consolidated Balance Sheets as of the fourth quarter of 2019 and thereafter. We expect to elect the ‘package of practical expedients,’ which permits the Company to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company currently does not expect to elect the use of the hindsight practical expedient or the practical expedient pertaining to land easements. The Company, however, expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for our real estate and vehicle leases. The adoption of this standard is not anticipated to have a material impact on the recognition, measurement or presentation of lease expenses within the Condensed Consolidated Statement of Operations or Condensed Consolidated Statements of Cash Flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for financial statements issued for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update are to be applied on a prospective basis. Management adopted this standard in the first quarter of 2019 and applied the guidance within the standard when performing the Company’s interim impairment tests.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this standard only impacts disclosure; therefore, the Company does not expect that it will have a material impact on the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposure. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The guidance is effective for smaller reporting companies on January 1, 2023 with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on our historical experience, the Company does not expect that this pronouncement will have a significant impact in its financial statements or on the estimate of the allowance for doubtful accounts.

Note 4 – Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accounts receivable	$111,280	$106,063
Retainage	32,339	29,867
Allowance for doubtful accounts	(340)	(243)
Accounts receivable, net	$143,279	$135,687

Note 5 – Contracts in Progress

(in thousands)	September 30, 2019	December 31, 2018
Revenue earned on uncompleted contracts	$809,414	$731,923
Less: Billings to date	(808,191)	(750,068)
Net underbilling (overbilling)	$1,223	(18,145)

The above is reflected in the accompanying Condensed Consolidated Balance Sheets as follows:
Costs and estimated earnings in excess of billing on uncompleted contracts	$45,974	$32,698
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,751)	(50,843)
Net underbilling (overbilling)	$1,223	$(18,145)

Accounts payable includes retainage due to subcontractors totaling $11.8 million and $13.0 million as of September 30, 2019 and December 31, 2018, respectively.

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

For the three months ended September 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual construction projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $0.6 million on one Mid-Atlantic region project and one New England region project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.7 million on six construction projects in our Southern California region and one construction project in our New England region.

For the nine months ended September 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual construction projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $3.4 million on seven construction projects, including two projects totaling $0.7 million for our Mid-Atlantic region. In addition, one of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. Revisions in our contract estimates on one service project resulted in a gross profit write up of $0.2 million on a Mid-Atlantic region project. We also recorded revisions in contract estimates that resulted in project write downs totaling $6.5 million on nine construction projects, including seven projects totaling $5.1 million in our Southern California region, one project for $1.0 million in our Western Pennsylvania region and one project for $0.4 million in our Mid-Atlantic region. Revisions in our contract estimates on one service project resulted in a gross profit write down of $0.4 million on a Southern California region project.

Note 6 – Goodwill and Intangibles

The Company tests its goodwill and indefinite-lived intangible asset allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount.

For the Company’s goodwill, management performed an impairment test as of December 31, 2018 using a weighted average of (1) an income approach and (2) a market approach to determine the fair value of each reporting unit and concluded that its goodwill was not impaired since the estimated fair value of each reporting unit exceeded its respective net book value. In addition, the Company determined the implied control premium (the excess of the aggregated fair values of its reporting units over its market capitalization) was consistent with and within a reasonable range of actual premiums paid in industry-specific merger and acquisition (“M&A”) transactions over a sustained period of time. For the Company’s indefinite-lived intangible asset, management performed an impairment test as of December 31, 2018 using the relief-from-royalty method.

During the interim periods since the date of the last quantitative impairment test, and prior to the third quarter of 2019, the Company concluded that no triggering events had occurred. In the third quarter of 2019, in connection with the preparation of its quarterly financial statements, the Company assessed the changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair values of both of its reporting units were below their carrying amounts and whether the fair value of its indefinite-lived intangible asset was below its carrying amount. While there was no single determinative event or factor, potential triggering events identified in the accounting guidance (ASC 350, Intangibles – Goodwill and Other) developed during the third quarter of 2019 which led the Company to conclude that a quantitative impairment test was necessary. The triggering factors included:

•	The Company’s planned reduction and elimination of certain large-scale construction projects resulting in a change in management’s long-term outlook for the construction segment during the third quarter of 2019;

•	The Company experienced significant negative operating cash flows during the nine months ended September 30, 2019, which the Company believes is attributable to delays experienced in resolving certain claims, unapproved change orders and project write-downs experienced in the Southern California region, resulting in management’s reevaluation of the long-term plans of the Company, specifically relating to reducing and eliminating certain large-scale construction projects as noted above.;

•	The Company failed its Total Leverage Ratio covenant under the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement as of August 31, 2019; and

•	The Company’s stock price declined significantly during the third quarter.

As the Company determined that the fair value of its construction reporting unit was below its carrying amount, the Company performed an interim impairment test as of September 30, 2019 (the “Interim Test”) and, as described below, recognized a non-cash impairment charge for its construction reporting unit of $4.4 million. In addition, the Interim Test indicated that the fair value of the service reporting unit exceeded its carrying value by 101% and the fair value of the indefinite-lived intangible asset exceeded its carrying value by 58%.

The impairment of the construction reporting unit’s goodwill was primarily driven by the valuation effects of management decreasing its forecasted cash flows within the construction reporting unit as a result of the following:

•	The Company’s planned reduction and elimination of certain large-scale construction projects that typically require a large amount of working capital, an increased risk of claims and low historical margins;

•	Management’s strategic focus to only allow certain regions to bid on large-scale construction projects based on past performance and the labor capacity available within that region; and

•	Management’s continued focus on expanding its service reporting unit which includes special projects and other work performed directly for facility owners, much of which is smaller in contract value than work performed in our construction reporting unit; and recurring revenue from contractual maintenance agreements and the associated time and material and emergency or “spot work” project opportunities.

As a result, when performing the Interim Test, the Company decreased its discounted cash flows related to the construction reporting unit as compared to the December 31, 2018 test.

Consistent with the previous December 31, 2018 test, the Company utilized a weighted average of (1) an income approach and (2) a market approach to determine the fair value of the Company and each of its reporting units for the Interim Test. The income approach is based on estimated present value of future cash flows for each reporting unit. The market approach is based on assumptions about how market data relates to each reporting unit. The weighting of these two approaches is based on their individual correlation to the economics of each reporting unit and is impacted by factors such as the availability of comparable market data for each reporting unit.

Assessing impairment inherently involves management judgments as to the assumptions used to calculate fair value of the reporting units and the impact of market conditions on those assumptions. The key inputs that the Company uses in its assumptions to estimate the fair value of its reporting units under the income-based approach are as follows:

•	Weighted average cost of capital (“WACC”), the risk-adjusted rate used to discount the projected cash flows;

•	Cash flows generated from existing work and new awards; and

•	Projected operating margins.

Expected future after-tax operating cash flows of each reporting unit are discounted to a present value using a risk-adjusted discount rate. Estimates of future cash flows require management to make significant assumptions concerning future operating performance including cash flows generated from existing work and new awards, projected operating margins, variations in the amount and timing of cash flows and the probability of achieving the estimated cash flows, as well as future economic conditions, which may differ from actual future cash flows. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in estimating the present value of future cash flows, is based on estimates of the WACC of market participants relative to the reporting units. Financial and credit market volatility can directly impact certain inputs and assumptions used to develop the WACC.

To develop the cash flows generated from new awards and future operating margins, the Company tracks known prospects of significance for each of its reporting units and considers the estimated timing of when the work is expected to be bid, started and completed. The Company also gives consideration to its relationships with the prospective owners; the pool of competitors that are capable of performing large, complex work; business strategy; and the Company’s history of success in winning new work in each reporting unit. With regard to operating margins, the Company gives consideration to its historical reporting unit operating margins in the end markets that the prospective work opportunities are most significant, expected margins from existing work, current market trends in recent new work procurement, and business strategy.

The Company also estimated the fair value of its reporting units under a market-based approach by applying industry-comparable multiples of revenues and operating earnings to its reporting units’ revenues and operating earnings. The conditions and prospects of companies in the engineering and construction industry depend on common factors such as overall demand for services.

The Company believes that the discount rates, timing of cash flows and other inputs and assumptions used in the Interim Test are consistent with those that a market participant would use based on the events described above which occurred during the third quarter of 2019 and are reflective of the current market assessment of the fair value of its reporting units. As an additional step to corroborate the Interim Test results, the Company compared its implied control premium with those of recent comparable market transactions and concluded that the implied control premium was within the range of control premiums observed in prior industry-specific M&A transactions. Similar to previous valuations, small changes to valuation assumptions could have a significant impact on the concluded value.

As noted above, Management also completed an Interim Test of its indefinite-lived intangible asset during the third quarter of 2019 using the relief-from-royalty method. Assumptions used under this approach are based on a combination of historical results, current forecasts, market data and recent economic events.

The Company will continue to monitor events occurring or circumstances changing which may suggest that the remaining goodwill and indefinite-lived intangible asset should be reevaluated.

Changes in the carrying amount of goodwill, by segment, consist of the following:

(in thousands)	Construction	Service	Total
Balance at December 31, 2018	$4,359	$6,129	$10,488
Third quarter impairment	(4,359)	-	(4,359)
Balance at September 30, 2019	$-	$6,129	$6,129

Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
September 30, 2019
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,529)	2,181
Favorable Leasehold Interests	530	(217)	313
Total amortized intangible assets	10,070	(7,576)	2,494
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets	$20,030	$(7,576)	$12,454

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$-
Customer Relationships – Service	4,710	(2,081)	2,629
Favorable Leasehold Interests	530	(166)	364
Total amortized intangible assets	10,070	(7,077)	2,993
Unamortized intangible assets:
Trade Name	9,960	-	9,960
Total unamortized intangible assets	9,960	-	9,960
Total amortized and unamortized assets	$20,030	$(7,077)	$12,953

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

Total amortization expense for these amortizable intangible assets was $0.1 million for the three months ended September 30, 2019 and $0.3 million for the three months ended September 30, 2018. Total amortization expense for these amortizable intangible assets was $0.5 million for the nine months ended September 30, 2019 and $1.0 million for the nine months ended September 30, 2018.

Note 7 – Debt

Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2019	December 31, 2018
Credit Agreement – revolver(1)	$-	$-
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019(1)	-	7,736
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through March 2020(1)	-	14,335
2019 Revolving Credit Facility	-	-
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	40,000	-
2019 Refinancing Term Loan embedded derivative	388	-
Capital leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.1% through 2023	6,028	5,145
Total debt	46,416	27,216
Less - Current portion of long-term debt	(3,548)	(3,141)
Less - Unamortized discount and debt issuance costs	(3,285)	(461)
Long-term debt	$39,583	$23,614

(1)	On April 12, 2019, the Company entered into the Refinancing Agreements (as defined below) and used the net proceeds to repay its existing indebtedness under the Credit Agreement (as defined below).

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

The Company refinanced its Credit Agreement Revolver on April 12, 2019 under the 2019 Refinancing Agreement, described below and therefore had no amounts outstanding under its Credit Agreement at September 30, 2019.

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Management intends for proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 8.00% or a base rate (with a 3.00% minimum) plus 7.00%. At September 30, 2019, the interest rate in effect on the 2019 Refinancing Term Loan was 10.18%.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00 % per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

2019 Refinancing Agreement – CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and September 30, 2019, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

Accounting for the 2019 Term Loans and CB Warrants

The CB Warrants represent a freestanding financial instrument that is classified as a liability because the CB Warrants meet the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants are not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represents a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability are required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The CB Warrants liability is included in other long-term liabilities. The current portion of the embedded derivative liability of $0.2 million is included in current portion of long-term debt and the long-term portion of $0.2 million is included in long-term debt. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs is being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019 and recorded an additional $0.2 million and $0.4 million of interest expense for the amortization of the debt issuance costs for the three and nine months ended September 30, 2019.

The Company remeasured the fair value of the CB Warrants liability and embedded derivative liability as of September 30, 2019 and recorded any adjustments as other income (expense). The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively. For the three and nine months ended September 30, 2019, the Company recorded other income of $0.5 million and $0.4 million to reflect the change in fair values of the CB Warrants liability and the embedded derivative liability, respectively.

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

The 2019 ABL Credit Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, generally, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets other than in the ordinary course of business or another permitted disposition of assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

The 2019 ABL Credit Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occur.

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.

Accounting for the 2019 ABL Credit Agreement

As of September 30, 2019, the Company had nothing drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the three and nine months ended September 30, 2019.

Note 8 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

At September 30, 2019 and December 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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

On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. In December 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. The 17,100 UPOs that were outstanding at December 31, 2018 expired on July 21, 2019. Each UPO consisted of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.

In August 2017, the Compensation Committee of the Board of Directors of the Company commenced the granting of restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives (the “Inaugural RSU Award”), an annual long-term incentive RSU award (the “LTI RSU Award”), and an RSU award to non-employee directors (“Director RSU Award”). On May 30, 2019, the Company’s stockholders approved the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan (the “2019 Incentive Plan”) which effectively increased the amount of shares of the Company’s common stock for issuance under the original 2016 Plan of 800,000 shares to 1,150,000 shares under the 2019 Incentive Plan. The Company granted additional RSU awards during the first nine months of 2019. See Note 17 – Management Incentive Plans.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the face value of the 2019 Refinancing Term Loan approximates its fair value due to the variable rate on such debt. As of September 30, 2019, the Company determined the fair value of its 2019 Refinancing Term Loan at $40.0 million. The fair value was determined using discounted estimated future cash flows using level 3 inputs.

To determine the fair value of the warrants issued in connection with the Business Combination, the Company utilized the Black-Scholes-Merton option pricing model.

The fair value of the Company’s warrant liabilities recorded in the Company’s financial statements (refer to Note 7) is determined using the Black-Scholes-Merton option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities during the three and nine months ended September 30, 2019:

Stock price	$4.93 - $8.13
Exercise price	$7.63
Time until expiration (years)	4.5 - 5.0
Expected volatility	54% - 65%
Risk-free interest rate	1.5% - 2.4%
Expected dividend yield	0.0%

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

Level 3 rollforward table:

(in thousands)	CB Warrants Liability	Embedded Derivative Liability
Fair value, December 31, 2018	$-	$-
Issuances	-	-
Transfers	-	-
Change in fair value	-	-
Fair value, March 31, 2019	-	-
Issuances	969	388
Transfers	-	-
Change in fair value	103	-
Fair value, June 30, 2019	$1,072	$388
Issuances	-	-
Transfers	-	-
Change in fair value	(525)	-
Fair value, September 30, 2019	$547	$388

Note 11 – Earnings per Share

Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, and the dilutive effect of the Class A Preferred Stock, using the “if-converted” method.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
EPS numerator:
Net loss	$(3,412)	$(3,505)	$(2,770)	$(5,219)
Less: Premium paid on partial preferred redemption	-	-	-	2,219
Less: Undistributed preferred stock dividends	-	-	-	(113)
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(3,412)	$(3,505)	$(2,770)	$(7,325)

EPS denominator:
Weighted average shares outstanding – basic	7,674	7,575	7,653	7,553
Impact of dilutive securities	-	-	-	-
Weighted average shares outstanding – diluted	7,674	7,575	7,653	7,553

Basic EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.44)	$(0.46)	$(0.36)	$(0.97)
Diluted EPS attributable to common stockholders:
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(0.44)	$(0.46)	$(0.36)	$(0.97)

The following table summarizes the securities that were antidilutive (including warrants, UPOs, RSUs and Preferred Stock after giving effect to their respective conversion to shares of common stock for those units in-the-money, or share equivalents for those units out-of-the-money) and therefore, were not included in the computations of diluted income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
In-the-money warrants (See Note 8)	-	-	-	110,945
Out-of-the-money warrants (See Note 8)	4,576,799	4,576,799	4,576,799	1,231,119
Preferred Stock (See Note 9)	-	-	-	22,564
Restricted stock units (RSUs) (See Note 17)(1)	114,837	60,914	83,409	56,331
In-the-money UPOs (See Note 8)(2)	-	1,118	-	3,279
Out-of-the-money UPOs (See Note 8)(2)	3,903	8,550	12,590	-
Total	4,695,539	4,647,381	4,672,798	1,424,238

(1) For the three and nine months ended September 30, 2019 and 2018, all PRSUs and MRSUs (both as defined below) were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency periods.

(2) These UPO’s expired on July 21, 2019.

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

The effective tax benefit rate for the three and nine months ended September 30, 2019 was 24.2% and 22.3%, respectively, as compared to an effective tax benefit rate of 5.0% and 15.2% for the three and nine months ended September 30, 2018. The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits.

No valuation allowance was required as of September 30, 2019 or December 31, 2018.

The Company performed an analysis of its tax positions and determined that no material uncertain tax positions exist. Accordingly, there was no liability for uncertain tax positions as of September 30, 2019 or December 31, 2018. Based on the provisions of ASC Topic 740 - Income Taxes, the Company had no material unrecognized tax benefits as of September 30, 2019 or December 31, 2018.

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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended September 30,
(in thousands)	2019	2018
Statement of Operations Data:
Revenue:
Construction	$118,076	$109,389
Service	29,692	25,673
Total revenue	147,768	135,062

Gross profit:
Construction	10,602	4,967
Service	7,189	5,723
Total gross profit	17,791	10,690

Selling, general and administrative expenses:
Construction	8,439	7,770
Service	4,622	3,680
Corporate	3,507	1,875
Total selling, general and administrative expenses	16,568	13,325
Amortization of intangibles	149	304
Operating income (loss)	$1,074	$(2,939)

Operating income (loss) for reportable segments	$1,074	$(2,939)
Other expenses:
Impairment of goodwill (Construction)	(4,359)	-

Less unallocated amounts:
Interest expense, net	(1,759)	(787)
Gain on disposition of property and equipment	17	36
Gain on change in fair value of warrant liability	525	-
Total unallocated amounts	(1,217)	(751)
Loss before income taxes	$(4,502)	$(3,690)

Other Data:
Depreciation and amortization:
Construction	$783	$710
Service	207	185
Corporate	371	523
Total other data	$1,361	$1,418

	Nine months ended September 30,
(in thousands)	2019	2018
Statement of Operations Data:
Revenue:
Construction	$327,675	$319,934
Service	86,797	75,208
Total revenue	414,472	395,142

Gross profit:
Construction	34,337	23,738
Service	20,888	16,037
Total gross profit	55,225	39,775

Selling, general and administrative expenses:
Construction	24,280	22,780
Service	13,393	11,516
Corporate	12,018	8,380
Total selling, general and administrative expenses	49,691	42,676
Amortization of intangibles	499	975
Operating income (loss)	$5,035	$(3,876)

Operating income (loss) for reportable segments	$5,035	$(3,876)
Other expenses:
Impairment of goodwill (Construction)	(4,359)	-

Less unallocated amounts:
Interest expense, net	(4,190)	(2,355)
Gain on disposition of property and equipment	38	76
Loss on debt extinguishment	(513)	-
Gain on change in fair value of warrant liability	422	-
Total unallocated amounts	(4,243)	(2,279)
Loss before income taxes	$(3,567)	$(6,155)

Other Data:
Depreciation and amortization:
Construction	$2,373	$2,080
Service	636	557
Corporate	1,225	1,579
Total other data	$4,234	$4,216

Note 14 – Commitments and Contingencies

Leases. Operating leases consist primarily of leases for real property and equipment. The leases frequently include renewal options, escalation clauses, and require the Company to pay certain occupancy expenses. Lease expense was approximately $1.4 million and $4.0 million for the three and nine months ended September 30, 2019, respectively, compared to $1.1 million and $3.4 million for the three and nine months ended September 30, 2018.

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

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2019 and December 31, 2018, the Company had approximately $103.1 million and $134.2 million, respectively, in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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

The components of the self-insurance liability as of September 30, 2019 and December 31, 2018 are as follows:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Current liability — workers’ compensation and general liability	$647	$352
Current liability — medical and dental	688	607
Non-current liability	611	820
Total liability shown in Accrued expenses and other liabilities	$1,946	$1,779
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.

Note 16 – Backlog

At September 30, 2019 and December 31, 2018, the Company’s contractual Construction backlog, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted construction contracts in progress, was $516.8 million and $505.5 million, respectively. In addition, Service backlog as of September 30, 2019 and December 31, 2018 was $44.8 million and $54.2 million, respectively.

Note 17 – Management Incentive Plans

Upon approval of the Business Combination, the Company adopted the Limbach Holdings, Inc. Omnibus Incentive Plan (the “2016 Plan”). Certain employees, directors and consultants will be eligible to be granted awards under the 2016 Plan, other than incentive stock options, which may be granted only to employees. On May 30, 2019, the Company’s stockholders approved the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan (the “2019 Incentive Plan”) which effectively increased the amount of shares of the Company’s common stock for issuance under the original 2016 Plan of 800,000 shares to 1,150,000 shares under the 2019 Incentive Plan. The number of shares issued or reserved pursuant to the 2019 Incentive Plan will be adjusted by the plan administrator, as they may deem appropriate and equitable as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.

Service-Based Awards

In 2019, the Company granted 220,636 service-based RSUs to its executives, certain employees, and non-employee directors under the 2019 Incentive Plan.

The following table summarizes our service-based RSU activity for the nine months ended September 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	173,087	$13.30
Granted	220,636	6.61
Vested	(96,047)	13.28
Forfeited	(9,418)	8.56
Unvested at September 30, 2019	288,258	$8.34

Performance-Based Awards

The Company did not grant any performance-based RSUs (“PRSUs”) to its executives and certain employees under the 2019 Incentive Plan during the first nine months of 2019. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. As of September 30, 2019, the Company had not recognized any stock-based compensation expense related to its PRSUs granted to date.

The following table summarizes our PRSU activity for the nine months ended September 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	124,057	$13.34
Granted	-	-
Vested	-	-
Forfeited	(4,250)	13.43
Unvested at September 30, 2019	119,807	$13.34

Market-Based Awards

The following table summarizes our market-based RSU (“MRSUs”) activity for the nine months ended September 30, 2019:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	140,500	$6.58
Granted	-	-
Vested	-	-
Forfeited	(3,000)	6.58
Unvested at September 30, 2019	137,500	$6.58

Total recognized stock-based compensation expense amounted to $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2019 and 2018 was $0.6 million and $0.9 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $1.1 million at September 30, 2019. These costs are expected to be recognized over a weighted average period of 1.14 years.

Note 18 – Subsequent Events

Amendment Number One to 2019 Refinancing Agreement and Waiver

On November 14, 2019, the Company, LFS and LHLLC, with the other lenders and guarantors, entered into the Amendment Number One to Financing Agreement and Waiver (the “2019 Refinancing Amendment Number One and Waiver”) with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent. The 2019 Refinancing Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15.0 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

Amendment Number One to 2019 ABL Credit Agreement and Waiver

On November 14, 2019, the Company, LFS and LHLLC, with the other lenders and guarantors, entered into the Amendment Number One to ABL Financing Agreement and Waiver (the “2019 ABL Credit Amendment Number One and Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The 2019 ABL Credit Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000, as described above in the Amendment Number One to 2019 Refinancing Agreement and Waiver. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $7,500.

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

Other Income/Expense, Net

Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income, gains and losses on the disposition of property and equipment, changes in the fair value of warrant liability and goodwill impairment. Deferred financing costs are amortized to interest expense using the effective interest method.

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

We performed our annual impairment testing as of September 30, 2019 and impairment charges resulting from this process are reported in the third quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our goodwill impairment analysis at the reporting unit level. Each of our operating units represents an operating segment, and our operating segments are our reporting units.

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

Comparison of Results of Operations for the three months ended September 30, 2019 and September 30, 2018

The following table presents operating results for the three months ended September 30, 2019 and September 30, 2018 in dollars and expressed as a percentage of consolidated revenue, as compared below:

	Three months ended September 30,
	2019			2018
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$118,076	79.9%		$109,389	81.0%
Service	29,692	20.1%		25,673	19.0%
Total revenue	147,768	100.0%		135,062	100.0%

Gross profit:
Construction	10,602	9.0	%(1)	4,967	4.5	%(1)
Service	7,189	24.2	%(2)	5,723	22.3	%(2)
Total gross profit	17,791	12.1%		10,690	7.9%

Selling, general and administrative:
Construction	8,439	7.1	%(1)	7,770	7.1	%(1)
Service	4,622	15.6	%(2)	3,680	14.3	%(2)
Corporate	3,507	2.4	%(3)	1,875	1.4	%(3)
Total selling, general and administrative expenses	16,568	11.2%		13,325	9.9%

Amortization of intangibles (Corporate)	149	0.1%		304	0.2%

Operating income (loss):
Construction	2,163	1.8	%(1)	(2,803)	(2.6	)%(1)
Service	2,567	8.6	%(2)	2,043	8.0	%(2)
Corporate	(3,656)	-		(2,179)	-
Total operating income (loss)	1,074	0.7%		(2,939)	(2.2)%

Other expenses:
Other expenses (Corporate)	(1,217)	(0.8)%		(751)	(0.6)%
Impairment of goodwill (Construction)	(4,359)	(3.7	)%(1)	-	-
Total other expenses	(5,576)	(3.8)%		(751)	(0.6)%
Loss before income taxes	(4,502)	(3.0)%		(3,690)	(2.7)%
Income tax benefit	(1,090)	(0.7)%		(185)	(0.1)%
Net loss	$(3,412)	$(2.3)%		$(3,505)	$(2.6)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	118,076	109,389	8,687	7.9%
Service	29,692	25,673	4,019	15.7%
Total revenue	147,768	135,062	12,706	9.4%

Revenue for the three months ended September 30, 2019 increased by $12.7 million compared to the three months ended September 30, 2018. Construction revenue increased by $8.7 million, or 7.9%, and Service revenue increased by $4.0 million, or 15.7%. The increase in Construction revenue was primarily driven by revenue increases for our Florida, New England, Eastern Pennsylvania and Western Pennsylvania regions. These increases were partially offset by Construction revenue decreases in our Ohio, Michigan, Southern California and Mid-Atlantic regions. Our Florida region’s Construction growth was the most significant and resulted from eight new projects on which work commenced since the third quarter of 2018. Our Service revenue increase is primarily attributable to increases in our Michigan, Florida and New England regions, as partially offset by reductions in our Southern California and Western Pennsylvania regions. Maintenance contract revenue, a component of Service revenue, was $3.7 million and $3.6 million for the three months ended September 30, 2019 and September 30, 2018, respectively, an increase of $0.1 million or 2.8%.

Gross Profit

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	10,602	4,967	5,635	113.4%
Service	7,189	5,723	1,466	25.6%
Total gross profit	17,791	10,690	7,101	66.4%
Total gross profit as a percentage of consolidated total revenue	12.0%	7.9%

Our gross profit for the three months ended September 30, 2019 increased by $7.1 million compared to the three months ended September 30, 2018. Construction gross profit increased $5.6 million, or 113.4%, primarily due to gross profit improvements for our Mid-Atlantic and Florida regions, as partially offset by a gross profit decrease for our Southern California region. We recorded no significant Construction project write downs for the Mid-Atlantic region during the third quarter of 2019 as compared to gross profit write downs on four projects totaling $9.0 million during the third quarter of 2018. The Construction gross profit improvement in our Florida region resulted from strong margin on the higher revenue volume noted above. The Southern California region’s Construction gross profit decrease is attributable to third quarter 2019 write downs noted in the succeeding paragraph. Service gross profit increased $1.5 million or 25.6%, due to gross profit improvements in our Mid-Atlantic, Michigan, and Florida regions, as partially offset by a Southern California region decrease during the third quarter of 2019. As a result of the foregoing, our total gross profit percentage increased from 7.9% in the third quarter of 2018 to 12.0% in the third quarter of 2019.

For the three months ended September 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $0.6 million on one Mid-Atlantic region construction project and one New England region construction project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.7 million on six construction projects for our Southern California region and one construction project for our New England region.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	8,439	7,770	669	8.6%
Service	4,622	3,680	942	25.6%
Corporate	3,507	1,875	1,632	87.0%
Total selling, general and administrative expenses	16,568	13,325	3,243	24.3%

Selling, general and administrative expenses as a percentage of consolidated total revenue	11.2%	9.9%

Our total selling, general and administrative (“SG&A”) expenses increased by approximately $3.2 million to $16.6 million for the three months ended September 30, 2019 compared to $13.3 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, incremental payroll expenses increased $3.2 million primarily related to the full reversal of the incentives accrual during the third quarter of 2018 and higher salary and benefit costs for new hires. Selling, general and administrative expenses as a percentage of revenues were 11.2% for the three months ended September 30, 2019 up from 9.9% for the three months ended September 30, 2018.

Amortization of Intangibles

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	149	304	(155)	(51.0)%

Total amortization expense for the amortizable intangible assets was $0.1 million for the three months ended September 30, 2019 and $0.3 million for the three months ended September 30, 2018. This decrease is primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no future amortization expense.

Other Expenses

	Three months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(1,759)	(787)	972	123.5%
Gain on disposition of property and equipment	17	36	(19)	(52.8)%
Gain on change in fair value of warrant liability	525	-	525	100.0%
Total other expenses (Corporate)	(1,217)	(751)	466	62.1%
Impairment of goodwill (Construction)	(4,359)	-	4,359	100.0%
Total other expenses	(5,576)	(751)	4,825	642.5%

Other expenses, consisted primarily of interest expense of $1.8 million for the three months ended September 30, 2019 as compared to $0.8 million of interest expense for the three months ended September 30, 2018 and the recognition of impairment of goodwill on our Construction segment of $4.4 million. Our interest expense resulted from the net effect of higher third quarter 2019 interest rates being applied to higher debt principal balances and debt issuance amortization associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. The Company also recorded other income of approximately $0.5 million to reflect the change in fair value of the CB Warrant liability during the third quarter of 2019.

Income Taxes

We recorded an income tax benefit of $1.1 million for the three months ended September 30, 2019, compared to an income tax benefit of $0.2 million for the third quarter of 2018. Based on our pre-tax loss for the third quarter of 2019, a deferred tax benefit of $1.1 million was recorded for that period. The Company had no current state or local income tax provision (benefit) for the three months ended September 30, 2019. Our effective tax benefit rate was 24.2% for the third quarter of 2019, compared to an effective tax rate of 5.0% for the third quarter of 2018. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

Comparison of Results of Operations for the nine months ended September 30, 2019 and September 30, 2018

The following table presents operating results for the nine months ended September 30, 2019 and September 30, 2018 in dollars and expressed as a percentage of consolidated revenue, as compared below:

	Nine months ended September 30,
	2019			2018
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$327,675	79.1%		$319,934	81.0%
Service	86,797	20.9%		75,208	19.0%
Total revenue	414,472	100.0%		395,142	100.0%

Gross profit:
Construction	34,337	10.5	%(1)	23,738	7.4	%(1)
Service	20,888	24.1	%(2)	16,037	21.3	%(2)
Total gross profit	55,225	13.3%		39,775	10.1%

Selling, general and administrative:
Construction	24,280	7.4	%(1)	22,780	7.1	%(1)
Service	13,393	15.4	%(2)	11,516	15.3	%(2)
Corporate	12,018	2.9	%(3)	8,380	2.1	%(3)
Total selling, general and administrative expenses	49,691	12.0%		42,676	10.8%

Amortization of intangibles (Corporate)	499	0.1%		975	0.2%

Operating income (loss):
Construction	10,057	3.1	%(1)	958	0.3	%(1)
Service	7,495	8.6	%(2)	4,521	6.0	%(2)
Corporate	(12,517)	-		(9,355)	-
Total operating income (loss)	5,035	1.2%		(3,876)	(1.0)%

Other expenses:
Other expenses (Corporate)	(4,243)	(1.0)%		(2,279)	(0.6)%
Impairment of goodwill (Construction)	(4,359)	(1.3	)%(1)	-	-
Total other expenses	(8,602)	(2.1)%		(2,279)	(0.6)%
Loss before income taxes	(3,567)	(0.9)%		(6,155)	(1.6)%
Income tax benefit	(797)	(0.2)%		(936)	(0.2)%
Net loss	$(2,770)	$(0.7)%		$(5,219)	$(1.3)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	327,675	319,934	7,741	2.4%
Service	86,797	75,208	11,589	15.4%
Total revenue	414,472	395,142	19,330	4.9%

Revenue for the nine months ended September 30, 2019 increased by $19.3 million compared to the nine months ended September 30, 2018. Construction revenue increased by $7.7 million, or 2.4%, and Service revenue increased by $11.6 million, or 15.4%. The increase in Construction revenue was primarily driven by increases in our Florida, New England, Western Pennsylvania and Eastern Pennsylvania regions. Our Florida region’s Construction revenue increase was the most significant and resulted primarily from sixteen construction projects on which work either commenced or ramped up since the first nine months of 2018. Our Construction revenue increased in our New England region due to ten construction projects commencing since the first nine months of 2019 as well as ramped up projects in Eastern and Western Pennsylvania previously started in 2018. These increases were partially offset by planned construction volume reduction at the Mid-Atlantic region and the substantial completion of one Michigan project since the third quarter of 2018 in addition to decreases in Ohio projects due to completion year over year and Southern California. Our Service revenue increase is primarily attributable to increases in our Florida, Michigan, New England, Eastern Pennsylvania regions, as partially offset by Mid-Atlantic and Southern California region reductions. Our Florida region’s Service revenue increase was the most significant and resulted primarily from six new service projects on which work commenced or ramped up since the first nine months of 2018. Maintenance contract revenue, a component of Service revenue, was $11.1 million and $10.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, an increase of $0.8 million or 7.8%.

Gross Profit

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	34,337	23,738	10,599	44.7%
Service	20,888	16,037	4,851	30.2%
Total gross profit	55,225	39,775	15,450	38.8%
Total gross profit as a percentage of consolidated total revenue	13.3%	10.1%

Our gross profit for the nine months ended September 30, 2019 increased by $15.5 million compared to the nine months ended September 30, 2018. Construction gross profit increased $10.6 million, or 44.7%, primarily due to gross profit improvements for our Florida, Michigan, New England and Mid-Atlantic regions, as partially offset by a gross profit decrease for our Southern California region. The Florida gross profit improvement resulted from strong margin on the higher revenue volume noted above, while our Mid-Atlantic region benefited from only one construction project write down totaling $0.4 million recorded during the first nine months of 2019 compared to eight construction project write downs totaling $17.0 million during the first nine months of 2018. The Southern California region’s Construction gross profit decrease is attributable to the 2019 project write downs noted in the succeeding paragraph. Service gross profit increased $4.9 million, or 30.2%, due primarily to increased maintenance service revenue, increased service work volume and more favorable project pricing in our  Ohio, Florida, Michigan and Eastern Pennsylvania regions. As a result of the foregoing, our total gross profit percentage increased from 10.1% for the nine months ended September 30, 2018 to 13.3% for the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, we recorded revisions in our contract estimates for certain construction and service projects. For individual construction projects with revisions having a material gross profit impact, this resulted in gross profit write ups totaling $3.4 million on seven construction projects, including two projects totaling $0.7 million for our Mid-Atlantic region. One of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. Revisions in our contract estimates on one service project resulted in a gross profit write up of $0.2 million on a Mid-Atlantic region project. We also recorded revisions in contract estimates that resulted in project write downs totaling $6.5 million on nine construction projects, including seven projects totaling $5.1 million in our Southern California region, one project for $1.0 million in our Western Pennsylvania region and one project for $0.4 million in our Mid-Atlantic region. Revisions in our contract estimates on one service project resulted in a gross profit write down of $0.4 million on a Southern California region project.

Selling, General and Administrative Expenses

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	24,280	22,780	1,500	6.6%
Service	13,393	11,516	1,877	16.3%
Corporate	12,018	8,380	3,638	43.4%
Total selling, general and administrative expenses	49,691	42,676	7,015	16.4%

Selling, general and administrative expenses as a percentage of consolidated total revenue	12.0%	10.8%

Our SG&A expenses increased by approximately $7.0 million to $49.7 million for the nine months ended September 30, 2019 compared to $42.7 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 SG&A expenses included a $3.5 million increase primarily due to the full reversal of the incentives accrual for the nine months ended September 30, 2018 and higher payroll-related incentive compensation expense for the nine months ended September 30, 2019 as a result of the Company’s stronger current year-to-date EBITDA performance. We also incurred incremental payroll expenses totaling $3.8 million related to higher salary and benefit costs for new hires and retention bonus payments made during the nine months ended September 30, 2019 as partially offset by a reduction in professional fees of $0.4 million. For the nine months ended September 30, 2019, Corporate SG&A expense included $1.4 million of stock-based compensation expense associated with the grant of restricted stock units, representing a decrease of $0.3 million year over year. Selling, general and administrative expenses as a percentage of revenues were 12.0% for the nine months ended September 30, 2019, up from 10.8% for the nine months ended September 30, 2018.

Amortization of Intangibles

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	499	975	(476)	(48.8)%

Total amortization expense for the amortizable intangible assets was $0.5 million for the nine months ended September 30, 2019 and $1.0 million for the nine months ended September 30, 2018. This decrease is primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no future amortization expense and $0.1 million less amortization on the Customer Relationships – Service intangible asset year over year.

Other Expenses

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(4,190)	(2,355)	1,835	77.9%
Gain on disposition of property and equipment	38	76	(38)	50.0%
Loss on debt extinguishment	(513)	-	513	100.0%
Gain on change in fair value of warrant liability	422	-	422	100.0%
Total other expenses (Corporate)	(4,243)	(2,279)	1,964	86.2%
Impairment of goodwill (Construction)	(4,359)	-	4,359	100.0%
Total other expenses	(8,602)	(2,279)	6,323	277.4%

Other expenses, totaling $8.6 million consisted primarily of interest expense of $4.2 million for the nine months ended September 30, 2019 as compared to $2.3 million for the nine months ended September 30, 2018 and recognition of impairment of goodwill on our Construction segment of $4.4 million for the nine months ended September 30, 2019. Our interest expense increased due to the Company’s debt obligations, including debt issuance amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. Debt issuance costs totaling $0.5 million associated with the previous Credit Agreement were written off at the time of the refinancing transaction resulting in a loss on debt extinguishment. The Company also recorded other income of approximately $0.4 million to reflect the change in fair value of the CB Warrant liability during the nine months ended September 30, 2019.

Income Taxes

We recorded an income tax benefit of $0.8 million for the nine months ended September 30, 2019, compared to an income tax benefit of $0.9 million for the nine months ended September 30, 2018. For the first nine months of 2019, our provision comprised a current federal tax provision of $0.1 million and a deferred tax benefit of $0.9 million. Our effective tax benefit rate was 22.3% for the first nine months ended September 30, 2019, compared to a benefit rate of 15.2 % for the first nine months ended September 30, 2018. Our effective tax rates differ from the federal statutory rate of 21% primarily due to state taxes, nondeductible expenses and tax credits. See Note 12 - Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

Construction backlog was $516.8 million at September 30, 2019, compared to $505.5 million at December 31, 2018, which reflects new construction contract awards that we received during the first nine months of 2019. In addition, Service backlog as of September 30, 2019 was $44.8 million compared to $54.2 million at December 31, 2018. Decrease in Service backlog year over year is due to Service project timing. Of the total backlog at September 30, 2019, we expect to recognize approximately $136.3 million, or 24.3%, by the end of 2019.

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

The following table presents summary cash flow information for the periods indicated:

	Nine months ended September 30,
(in thousands)	2019	2018
Net cash provided by (used in):
Operating activities	$(17,584)	$2,219
Investing activities	(2,041)	(3,287)
Financing activities	18,766	968
Net decrease in cash and cash equivalents	$(859)	$(100)

Noncash investing and financing transactions:
Property and equipment financed with capital leases	$2,685	$1,989
Interest paid	3,091	2,125

Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and our unbilled revenue on contracts in progress. We regularly assess our receivables and costs in excess of billings for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.

The following table represents our summarized working capital information:

(in thousands, except ratios)	As of September 30, 2019	As of December 31, 2018
Current assets	$195,166	$204,986
Current liabilities	(154,842)	(182,138)
Net working capital	$40,324	$22,848
Current ratio*	1.26	1.13

*	Current ratio is calculated by dividing current assets by current liabilities.

Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities were $17.6 million for the nine months ended September 30, 2019 compared to $2.2 million provided by operating activities for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our cash usage in operating activities was significantly impacted by a $7.7 million increase in accounts receivable, a $1.4 million decrease in accounts payable, a $6.1 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings), a $13.3 million increase in costs and estimated earnings in excess of billings (i.e., underbillings). The accounts receivable increase of $7.7M is due to high September 2019 billings in our New England region for which cash has not yet been collected. The $6.1 million decrease in overbillings is due to newly commenced projects without significant progress as of the end of the quarter. Increase in underbillings of $13.1 million is primarily due to a combination of 2019 unbilled costs incurred on Southern California region and Mid-Atlantic region Construction projects, on which claims and change orders are pending. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 14 to the accompanying Condensed Consolidated Financial Statements. The settlement of this matter was entirely covered by the Company’s insurance carriers.

Cash flows provided by operating activities were $2.2 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the key components included in cash provided by operating activities were increases of $31.7 million in accrued expenses and other current liabilities and $23.9 million in billings in excess of costs and estimated earnings on uncompleted contracts (i.e., overbillings), as offset by increases of $33.4 million in other current assets and $11.0 million in accounts receivable and a decrease of $7.3 million in accounts payable.

The company recognized a goodwill impairment charge of $4.4 million associated with its Construction reporting unit for the nine months ended September 30, 2019. No impairment was recognized for the nine months ended September 30, 2018. Non-cash charges for depreciation and amortization remained relatively flat at $4.2 million for the nine months ended September 30, 2019 over the nine months ended September 30, 2018 primarily attributable to the Backlog – Construction intangible asset becoming fully amortized during the fourth quarter of 2018, thereby resulting in no amortization expense for the first nine months of 2019. The Company also incurred non-cash charges for debt issuance costs totaling $0.5 million associated with the previous Credit Agreement that were written off at the time of the refinancing transaction and recognized $0.4 million for the change in the CB warrant liability as discussed in Note 7 – Debt.

Cash Flows Used in Investing Activities

Cash flows used in investing activities were $2.0 million for the nine months ended September 30, 2019 and $3.3 million for the nine months ended September 30, 2018. The majority of our cash used for investing activities in both periods was for capital additions pertaining to additional vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. We also obtained the use of various assets through operating and capital leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $18.8 million for the nine months ended September 30, 2019 and $0.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we both borrowed and repaid a total of $17.5 million on the Credit Agreement Revolver and another $19.3 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million, net of debt discount, on its 2019 Refinancing Term Loan, which was used to repay, in its entirety, $14.3 million on the Credit Agreement Term Loan, $7.7 million on the Bridge Term Loan and $10.5 million on the Credit Agreement Revolver. We both borrowed and repaid a total of $19.3 million on our 2019 Revolving Credit Facility. The Company also recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made capital lease payments of $1.8 million and payments of $3.3 million related to debt issuance costs for our April 2019 Refinancing Agreement. For the nine months ended September 30, 2019, the Company’s bank overdraft increased by $6.1 million, representing an increase in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

Cash flows provided by financing activities were $0.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, we borrowed $101.0 million and repaid a total of $94.7 million on the Credit Agreement revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $2.0 million of the Bridge Term Loan, made repayments of $2.4 million on the Credit Agreement term loan and made capital lease payments of $1.4 million. During the nine months ended September 30, 2018, the Company’s bank overdraft increased by $0.8 million.

The following table reflects our available funding capacity as of September 30, 2019:

(in thousands)
Cash & cash equivalents		$760
Credit agreement:
Revolving credit facility (1)	$14,000
Outstanding revolving credit facility	-
Outstanding letters of credit	(4,215)
Net credit agreement capacity available		9,785
Total available funding capacity		$10,545

(1)	Represents the 2019 ABL Credit Agreement of $15.0 million, net of a $1.0 million reserve imposed by the lender.

Cash Flow Summary

Management continues to devote additional resources to its billing and collection efforts, and expects its cash provided from operating activities to turn positive over the remainder of 2019 as revenues increase, related higher billings are issued and collected, and project margins continue to improve. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.

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

Refinancing Agreements

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds of the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (as defined below). Management intends for proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

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

The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, generally, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets other than in the ordinary course of business or another permitted disposition of assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. This was mainly caused by EBITDA being below forecast in July and August 2019 driven by significant project write-downs and project delays coupled with an outstanding revolver balance of $2.0 million as of August 31, 2019. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, respectively, each of which were in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months.

On November 14, 2019, the Company, LFS and LHLLC, with the other guarantors, entered into the Amendment Number One to Financing Agreement and Waiver (the “2019 Refinancing Amendment Number One and Waiver”) with the lenders party thereto and Cortland Capital Market Services LLC, as administrative agent. The 2019 Refinancing Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, to be between 4.25 to 1.00 and 2.00 to 1.00 for each month beginning October 1, 2019 through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee and a non-refundable amendment fee.

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

2019 ABL Credit Agreement – Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%.

2019 ABL Credit Agreement – Other Terms and Conditions

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

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries as of the last day of each month not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months.

On November 14, 2019, the Company, LFS and LHLLC, with the other guarantors, entered into the Amendment Number One to ABL Financing Agreement and Waiver (the “2019 ABL Credit Amendment Number One and Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The 2019 ABL Credit Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $7,500.

As of September 30, 2019, the Company was not in compliance with the financial and other covenants related to the 2019 Refinancing Agreement. At September 30, 2019, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.

For further information on the Company’s obligations under the Credit Agreement and the Refinancing Agreements, see also Note 7 – Debt in the Notes to Condensed Consolidated Financial Statements.

Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The bonds we provide typically reflect the project’s total contract value. As of September 30, 2019 and December 31, 2018, the Company had approximately $103.1 million and $134.2 million, respectively, in surety bonds outstanding. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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

The components of the self-insurance liability are reflected below as of September 30, 2019 and December 31, 2018:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Current liability – workers’ compensation and general liability	$647	$352
Current liability – medical and dental	688	607
Non-current liability	611	820
Total liability	$1,946	$1,779
Restricted cash	$113	$113

The restricted cash balance represents cash set aside for the funding of workers’ compensation and general liability insurance claims. This amount is replenished when depleted, or at the beginning of each month.

Multiemployer Pension Plans

We participate in approximately 40 multiemployer pension plans (“MEPPs”) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, we are responsible with the other participating employers for any plan underfunding. Our contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of a MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact funded status of a MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by us may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective due to a material weakness in our internal controls over financial reporting, which was reported in our Annual Report on Form 10-K for the year ended December 31, 2018. Specifically, our monthly project reviews and our reviews of work-in-process schedules did not operate effectively to properly identify project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues.

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

Changes in Internal Control over Financial Reporting

The Company is committed to remediating the underlying causes of this material weakness by implementing improvements to our controls and procedures. In addressing the material weakness, the Company, with the oversight of senior management, implemented the following steps to improve internal controls over its project accounting during the third quarter of 2019:

•	Hired additional personnel to assist with cost and revenue accounting and related projections;
•	Continued training of branch financial management and operational personnel;
•	Continued to refine the Company’s related process and controls relative to project tracking and accounting, including the creation of a new control to reconcile work-in-process schedules with monthly project reviews; and
•	Continued testing and monitoring of controls designed to remediate the material weakness.

Except with respect to the changes discussed immediately above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information below is reported in lieu of information that would be reported under Items 1 and 2.03 under Form 8-K.

Amendment Number One to 2019 Refinancing Agreement and Waiver

On November 14, 2019, the Company, LFS and LHLLC, with the other lenders and guarantors, entered into the Amendment Number One to Financing Agreement and Waiver (the “2019 Refinancing Amendment Number One and Waiver”) with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent. The 2019 Refinancing Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15.0 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

Amendment Number One to 2019 ABL Credit Agreement and Waiver

On November 14, 2019, the Company, LFS and LHLLC, with the other lenders and guarantors, entered into the Amendment Number One to ABL Financing Agreement and Waiver (the “2019 ABL Credit Amendment Number One and Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The 2019 ABL Credit Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019.

In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity, as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $7,500.

The Company qualifies the foregoing description of the 2019 Refinancing Amendment Number One and Waiver and 2019 ABL Credit Amendment Number One and Waiver in its entirety by reference to the full text of such agreements, which are filed as Exhibit 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit	Description
10.1	Offer Letter, dated September 29, 2019, between the Company and Jayme Brooks. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2019).
10.2	Amendment Number One to Financing Agreement and Waiver, dated November 14, 2019, by and among Limbach Holdings, Inc., Limbach Holdings LLC, Limbach Facility Services LLC, the other Guarantors party thereto, the Lenders party thereto and Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent.
10.3	Amendment Number One to ABL Financing Agreement and Waiver, dated November 14, 2019, by and among Limbach Holdings, Inc., Limbach Holdings LLC, Limbach Facility Services LLC, the other Guarantors party thereto, the Lenders party thereto and Citizens Bank, N.A., as Collateral Agent and Administrative Agent.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III
Chief Executive Officer
(Principal Executive Officer)

/s/ Jayme L. Brooks
Jayme L. Brooks
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2019