Form 10-K
period 2019-12-31
Limbach Holdings, Inc.
filed 2020-05-12
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36541
LIMBACH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1251 Waterfront Place, Suite 201 Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)
1-412-359-2100
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LMB	The Nasdaq Stock Market LLC
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
Large accelerated filer ☐                             Accelerated filer ☐
Non-accelerated filer ☒                                   Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $54,492,584.
As of May 11, 2020, the number of shares outstanding of the registrant’s common stock was 7,799,197.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.
Form 10-K

Part I
Item 1. Business
Limbach Holdings, Inc. (the “Company,” “we” or “our”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed, on July 20, 2016, as a result of a business combination (“Business Combination”) with Limbach Holdings LLC (“LHLLC”).
The Company is a specialty contractor providing heating, ventilation, air-conditioning (“HVAC”), plumbing, electrical and building controls design, engineering, installation and maintenance services in commercial, institutional and light industrial markets. The Company operates in new construction, renovation and retrofit environments. Across the United States, we provide comprehensive facility services consisting of mechanical construction, HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, prefabrication of mechanical systems and components, and the complete range of sustainable building solutions and practices. Our primary customers include: (i) general contractors (“GCs”) and construction managers (“CMs”) who serve as the prime contractors in designing and constructing commercial buildings for public, institutional and private owners; and (ii) building owners themselves, for “owner-direct” work in which we contract directly with the building owners for both construction and maintenance services.
The Company operates in two segments, (i) Construction, in which we provide some or all of our services pursuant to a contract with a GC or CM, and (ii) Service, in which we provide construction and maintenance services, including small and mid-size construction projects and various building services, direct to building owners.
Our core market sectors consist of the following:

•	Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups, and pharmaceutical and biotech laboratories and manufacturing facilities;

•	Education, including both public and private colleges, universities, research centers and K-12 facilities;

•	Sports and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides;

•	Infrastructure, including passenger terminals and maintenance facilities for rail and airports;

•	Government, including various facilities for federal, state and local agencies;

•	Hospitality, including hotels and resorts;

•	Commercial, including office building and other commercial structures;

•	Mission critical facilities, including data centers; and

•	Industrial manufacturing facilities.
We are particularly focused on expanding our top four sectors noted above (healthcare, education, mission critical facilities, and industrial manufacturing facilities), leveraging our core areas of expertise and targeting projects with optimal risk/reward characteristics. Our principal focus in coming years will be to accelerate the growth of our Service segment, which includes maintenance services, small projects, building controls installation and service, building environment management and performance services, and other project opportunities performed direct for building owners. In our Construction segment, our efforts are focused on improving project execution and profitability by pursuing opportunities that are smaller in size, shorter in duration, and where we can leverage our captive design and engineering services.
Our subsidiaries include Limbach Company LLC, which operates in New England, Eastern Pennsylvania, Western Pennsylvania, New Jersey, Ohio, Michigan and the Mid-Atlantic region which are the geographies in which we have entered into collective bargaining arrangements with various craft labor unions; Limbach Company LP, which operates in the Southern California region as a union operation; and Harper Limbach, a Florida-based subsidiary where we operate on a merit shop basis. Each of our operations provides design, construction and maintenance services in some or all of the HVAC, plumbing and electrical fields.
Our core growth strategies include offering design, construction and maintenance services for the full complement of HVAC, plumbing and electrical services in all of our branch operations. We currently offer certain of these services in each of our regions, with electrical self-perform design, installation and maintenance services being offered primarily in our Mid-Atlantic region. In addition, we also offer electrical services through installation subcontracting in our Ohio, Eastern Pennsylvania, Orlando, South East Florida and Tampa Bay regions. Over the coming years, we plan to further equip each of our regions to provide a combined offering of HVAC, plumbing and electrical services. This combined offering is appealing to building owners who own and operate facilities with complex building systems. We also offer services to building owners known as MEP Prime, a service where we act as the general contractor on assignments that predominantly include a heavy concentration of mechanical HVAC, electrical, plumbing and building controls systems, along with other trades such as concrete and drywall, to complete a full package.

We are also expanding our building controls offering to include other digital solutions to monitor the building systems and energy consumption. These services will allow us to develop related energy retrofit projects for building owners.
Complex systems lend themselves to delivery methodologies that fit our value proposition and integrated business model, including design/assist and design/build. We believe that few specialty contractors in the United States offer fully integrated HVAC, plumbing and electrical services. We believe our integrated approach provides a significant competitive advantage, especially when combined with our proprietary design and production software systems. Our integrated approach allows for increased prefabrication of HVAC components, improved cycle times for project delivery and reduced risks associated with onsite construction.
In 2019, we were ranked the 12th largest mechanical contractor according to information provided by Engineering News Record. For additional financial information about our operating segments, see Note 13 – Operating Segments in the notes to consolidated financial statements.
Customers

Our customer base primarily consists of general contractors and construction managers, building owners and their representatives.
We believe we have strong relationships with many national commercial GC/CMs. As one of our core risk management processes, we are selective in choosing to work with GC/CMs that have similar core values to ours, have a solid payment history, have experienced and available project management labor, and who value our services and our reputation. Our top core national GC/CM customers include the following (listed in alphabetical order):

•	Barton Malow

•	Hathaway Dinwiddie

•	Hensel Phelps Construction

•	John Moriarty & Associates

•	Whiting-Turner
In addition to these national GC/CM customers, our branches also maintain strong relationships with local and regional GC/CMs that fit our selection criteria. The Company had a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019 and a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018.
Our strategic goals include continuing to grow our direct relationships with building owners. Building owners control capital and operating investments. This not only improves our position relative to major construction contracts with these owners, but also allows us to build long-term relationships around recurring maintenance services and smaller repair and installation projects. In our typical customer life cycle, we pursue opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is our primary point of entry into the building owner’s organization. However, we maintain hundreds of building owner relationships through our contracts for maintenance, smaller project renovations and energy retrofits. In our experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to us. The following list includes some of our notable owner-direct relationships (listed in alphabetical order):

•	Beaumont Health System

•	Cardinal Health

•	Constellation Energy

•	Disney’s Facility Group

•	Disney’s Imagineering

•	Honda

•	Hospital Corporation of America

•	Johns Hopkins University

•	Marriott

•	Michigan State University

•	Ohio Health

•	Ohio State University

•	Orlando Health

•	PPG Industries

•	Steward

•	Tyco

•	UHS

•	Washington Gas
Construction Segment
Construction Delivery Methods
Our Construction revenue remained flat, reported at $438.2 million for the year ended December 31, 2019 and $438.2 million for the year ended December 31, 2018. However, gross profit improved to 9.9% for the year ended December 31, 2019 from 8.4% for the year ended December 31, 2018. We provide our Construction segment services through a variety of project delivery methodologies.
• Competitive Lump Sum Bidding (also referred to as “Plan & Spec” Bidding). Plan & Spec bidding is a competitive bid process among multiple contractors bidding on nearly complete or completed design documents based on a lump sum price for delivery of the project. Price is the predominant selection criteria in this process.
• Design/Assist. Design/Assist is a process in which a specialty contractor is selected among competing contractors using best value methodology. In best value, a selection is made based primarily upon qualifications and project approach, and secondarily on select cost factors. Cost factors are usually limited to a fixed fee and expense estimate and an estimate of the cost of work. With Design/Assist, the specialty contractor is typically contracted early in the design process to provide design and preconstruction input as needed to assist the customer in maintaining the established budget and completing design and drawings. This delivery option often includes a guaranteed maximum price (“GMP”) on a fixed fee basis; however, sometimes the owner may offer a lump sum price to be established following the completion of design. Typically, once the specialty contractor is selected, there is no further competition. In some cases, the owner has the option of holding a competitive process at the end of design. On occasion, an owner may arrange for a cost-plus fixed fee arrangement exclusive of a GMP or lump sum arrangement.
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
• Performance Contracting. In select locations within specific vertical markets (such as education), we provide performance contracting to building owners. Performance contracting involves the assessment of a building owner’s facilities and offers a proposal to reduce energy and operating costs over a specified period of time. Energy and operating savings are delivered through replacement of energy or cost inefficient systems and equipment with more efficient systems. The Company’s performance contracting team is able to deliver the capital improvements using our Design/Build platform and then, in some instances, guarantee the energy and operating systems over an agreed upon time-frame. In most cases, the building owner provides the financing for performance contracting. In other cases, we arrange for third-party financing as part of the contract. Typically, performance contracts are offered by the Company on a negotiated basis. Negotiated contracts can provide for higher margins and lower risk than conventional projects. To assure our cost and operating saving guarantees, we require that we provide maintenance services during the term of the agreement.
Service Segment
Our key business initiatives include the establishment of long-term relationships with building owners on a direct basis as compared to contracting with a GC/CM. We strive to convert construction projects into service business opportunities. We believe we have been successful in converting construction projects into long-term maintenance contracts with building owners. However, a large portion of our maintenance services are delivered to building owners for whom we have not performed construction services. Accordingly, our service platform can operate on a standalone basis or in conjunction with our construction platform. We believe that our maintenance service offering provides a distribution channel through which we can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces our value proposition and differentiated capabilities. Our Service revenue has grown by 6.3% to $115.1 million for the year ended December 31, 2019 as compared to $108.3 million for the year ended December 31, 2018. Our Service business includes multiple technical offerings, often delivered pursuant to renewable, evergreen contracts and provides the following revenue and gross profit streams:
• Maintenance Contracts. Through evergreen contracts, we provide maintenance services for HVAC, electrical and/or plumbing systems and equipment.

• Service Project Contracts. Smaller than typical construction projects, this work is contracted directly for a building owner. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, the Company may act as the “prime” general contractor.
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
• Energy Monitoring. Limbach's Energy Assessment for Performance (“LEAP”) program improves energy performance in buildings with a data-driven approach. LEAP's web-based energy management and sustainability software automatically tracks utility bills, updates key performance indicators like the Energy Star benchmarks and monitors energy use in real-time. On a routine schedule, professional engineers and certified energy managers provide expert analysis and coaching towards low and no-cost efficiency gains and discover longer-term opportunities to capture greater cost savings.
Due to our successful contractual relationships with certain building owners earned through maintenance services, we are well positioned with those owners when they are ready to initiate major capital construction projects. As a result, our maintenance services often lead to and help drive and support the growth of our HVAC, plumbing and electrical construction business.
Engineering and Shared Services
Located in Orlando, Florida, LEDS provides captive engineering capabilities. LEDS provides professional engineering, energy analysis, estimation, and detail design services to building owners and clients in both our Construction and Service segments. This capability distinguishes us from competitors that more typically provide Design/Build services by hiring external engineering companies. By providing professional engineering through LEDS, we deliver integrated Design/Build services to the market. By bundling engineering services with construction, our clients avoid the costly expense of separate engineering services.
The core capability of LEDS is professional engineering. Combined throughout the Company, we maintain 14 registered professional engineers on staff, who are supported by a staff of approximately 25 estimators and designers. LEDS acts as the engineer of record for projects where we serve as a Design/Build specialty contractor. LEDS engineers have experience in healthcare, institutional, commercial, hospitality, and industrial projects. Our operations in all of our regions have complete access to a large staff of professional engineers and designers through LEDS. LEDS controls the development and maintenance of our Limbach Modeling and Production System (“LMPS”). LMPS is a comprehensive database, workflow, and reporting system used by LEDS and all of our branches to design, estimate, plan, and track construction projects. We believe LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (“BIM”) tool that allows us to construct mechanical, electrical and plumbing engineering (“MEP”) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. We utilize LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.
Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 18 — Remaining Performance Obligations in the accompanying notes to our consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings."
Our Construction backlog was $504.2 million and $505.5 million as of December 31, 2019 and 2018, respectively. Projects are brought into backlog once we have been provided a written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and they have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  Based on historical trends, we estimate that 68% of our construction backlog as of December 31, 2019 will be recognized as revenue during 2020.
Our Service backlog was $57.0 million and $54.2 million as of December 31, 2019 and December 31, 2018, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  Based on historical trends, we estimate that 96% of our service backlog as of December 31, 2019 will be recognized as revenue during 2020.
Competition
The HVAC, plumbing, electrical, and maintenance industry is highly competitive and the geographic markets in which we compete have numerous companies that provide similar services. Factors influencing our competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, availability and experience of craft labor, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors with greater national presence and breadth of expertise than that of the Company.
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
Employees
As of December 31, 2019, we had approximately 1,900 employees, including 600 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage crews in our construction business and office staff. We also had approximately 1,300 craft employees, some of whom are represented by various labor unions. We believe we have a good relationship with our employees. In most locations, we have developed strong partnerships with local unions to have access to an experienced, talented craft workforce.
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
The markets we serve are highly fragmented and competitive. The commercial specialty contractor industry is characterized by numerous companies, many of which are small and whose activities are often geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, a large portion of our work is awarded through a bid process. Consequently, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. As such, smaller competitors are sometimes able to win bids for such projects based on price alone due to their lower cost and financial return requirements. We expect competition in the commercial specialty contractor industry to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers as some of our customers have employees who perform service and maintenance work similar to the services we provide. Vertical consolidation is also expected to intensify competition in the industry. In addition, new and emerging technologies and services are expected to significantly impact the industry in coming years. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability could be impaired if we have to reduce prices to remain competitive.
If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or overly-burdened, and we may be unable to increase revenue growth.
The growth we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and operations. Future growth may strain our infrastructure, operations and other managerial and operating resources. We have also experienced severe constriction in the markets in which we operated in the past and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in us incurring costs that affect our profitability. If our business resources become strained or overly-burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and ability to increase revenue growth.

Our dependence on a limited number of customers could adversely affect our business and results of operations.
Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, the Company had a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019 and a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018. Similarly, our backlog frequently reflects multiple contracts for a limited number of customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.
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
In addition, the costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•	on-site conditions that differ from those described in the original bid or contract;

•	failure to include required materials, equipment, or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum or guaranteed maximum price contract;

•	contract or project modifications creating unanticipated costs not covered by change orders;

•
failure by the customer, owner or general contractor to properly approve and authorize change orders for work that is required and as a result, the inability to bill and collect for the value of the work performed;

•	failure by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers to perform their obligations;

•	delays in quickly identifying and taking measures to address issues which arise during contract execution;

•	changes in availability, proximity and costs of materials and equipment, including pipe, sheet metal, other construction materials and mechanical HVAC, electrical and plumbing equipment;

•	claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;

•	difficulties in obtaining required governmental permits or approvals;

•	availability and skill level of workers in the geographic location of a project;

•	citations issued by any governmental authority, including the Occupational Safety and Health Administration;

•
unexpected labor conditions, shortages or work stoppages causing delays in completion, or acceleration of the contracted work to maintain milestone completion dates, which could cause losses due to not meeting estimated production targets;

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
Many of our customer contracts contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. We are not always able to shift this risk to subcontractors. Our experience has been that customers are willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, customers may seek to impose contractual risk-shifting provisions more aggressively, which could increase risks and adversely affect our financial position, results of operations and cash flows.
Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.
The timing of project awards is unpredictable and outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors, including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions, and overall market and economic conditions. We may not win contracts that we have bid upon for any number of reasons, including price, a customer’s perception of our ability to perform, a competitor’s relationships and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether, and when, large project awards occur, as well as the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.
The uncertainty of the timing of project awards may also present difficulties in matching the size of our work crews with project needs. In some cases, we may maintain and bear the cost of more ready work crews than are currently required in anticipation of future needs for existing contracts or expected future contracts. If a project is delayed or an expected project award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.
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

We may incur significant costs in performing our work in excess of the original project scope and contract amount without having an approved change order.

After the award of a contract, we may perform additional work that was not contemplated in our original contract price, at the request or direction of the customer, without the benefit of an approved change order. Our contracts generally afford the customer the right to order such changed or additional work, and typically require the customer to compensate us for the additional work. If we are unable to successfully negotiate a change order, or fail to obtain adequate compensation for these matters, we could be required to record in the current period an adjustment to revenue and profit recognized in prior periods. Such adjustments, if substantial, could have a material adverse effect on our financial position, results of operations and cash flows.

Our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs could have a negative impact on our results of operations and financial condition, liquidity and on our credit facilities.

In certain circumstances, we assert or have asserted claims against project contractors, owners, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as delays, inefficiencies or errors caused by others or changes from the initial project scope, all of which may result in additional costs. Often, these claims can be the subject of lengthy negotiations, arbitration or even litigation proceedings, and it is difficult to accurately predict when and on what terms these claims will be ultimately resolved.

The potential impact of recoveries for claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled and therefore these claims have the ability to negatively impact our results of operations and financial condition.  For example, we could have estimated and reported a profit on a contract over several periods and later determined, that all or a portion of such previously estimated and reported profits were overstated due to the results of the settlement of a claim. If this occurs, the full aggregate amount of the overstatement would be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis and in accordance with generally accepted accounting principles in the United States of America, the Company has used a detailed process in estimating and accounting for these claims and we believe that the Company has typically made reliable estimates of such claims. However, given the uncertainties associated with these types of claims, it is possible for actual recoveries to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits. We could also recognize additional revenues and profits when the final settlements exceed our recorded estimates.

In addition, when these types of claims are made, we may use or have used working capital to cover cost overruns pending the resolution of the relevant claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. Moreover, given that our credit agreements have certain requirements and covenants related to minimum liquidity, our use of working capital to cover cost overruns related to pending claims may impact our ability to meet our credit agreement covenants or limit the use of our credit agreements.  If we default under our credit agreements, it could result in, among other things, us no longer being entitled to borrow under one or more of the credit agreements, acceleration of the maturity of outstanding indebtedness under the agreements, foreclosure on collateral securing the obligations under the agreements or require us to enter into amendments and/or waivers to those credit agreements that may place additional requirements on us and that cost us additional amounts payable to our lenders.
We place significant decision making powers with our subsidiaries’ management, which presents certain risks that may cause the operating results of individual branches to vary.
We operate from various locations across the United States, supported by corporate executives and services, with local branch management retaining responsibility for day-to-day operations and adherence to applicable laws. We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. If a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation with exposure to large liabilities or that has less advantageous terms than is typically found across the markets in which we operate. Likewise, inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our financial position, results of operations and cash flows and prospects.
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
Due to the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our financial position, results of operations and cash flows.
Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, motor vehicle and transportation accidents and damage to equipment. In addition, the Company leases a sizeable fleet of vehicles operated by Company employees, and many of our employees operate their personal vehicles in the course and scope of their employment, traveling to and from the sites and our facilities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial position, results of operations and cash flows. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.
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
We have separate subsidiary employers that have union and non-union operations. There is a risk that our corporate structure and operations in this regard could be challenged by one or more of the unions to which the employees belong. An adverse claim or judgment resulting from such a challenge could have a material adverse effect on our financial position, results of operations and cash flows.
Strikes or work stoppages could have a negative impact on our operations and results.
We are party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the recent past, any such labor actions, or our inability to renew the collective bargaining agreements, could materially and adversely impact our financial position, results of operations and cash flows if they occur in the future.

Our success depends upon the continuing contributions of certain key personnel, each of whom would be difficult to replace. If we lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
Our continuing success depends on the performance of our management team. We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace. We cannot guarantee the continued employment of any of our key executives who may choose to leave the company for any number of reasons, such as other business opportunities, differing views on strategic direction, etc. If we lose members of our management team, our business, financial position, results of operations, cash flows, and customer base, as well as the market price of our common stock, could be adversely affected.
If we are unable to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers, we will be unable to operate efficiently, which could reduce our profitability.
Our business is labor intensive, and many of our operations experience a high rate of employment turnover. It is often difficult to find qualified personnel in certain geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the skilled labor force necessary to operate efficiently and to support our growth strategy or to execute our work in backlog. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners, subcontractors and suppliers, may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.
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
Certain of our projects include contract clauses requiring DBE participation. The participation clauses may be in the form of a goal or in the form of a minimum amount of work that must be subcontracted to a DBE firm. If we fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects, as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed the original estimates, we could experience reduced profits or a loss for that project, and there could be a material adverse impact to our financial position, results of operations, cash flows and liquidity. Further, if we contract with a DBE contractor that is not properly qualified to perform a commercially useful function, we could be held responsible for violation of federal, state or local laws related to DBE contracting.
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
We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of the joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Furthermore, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduction to our profit on a project. We may be the controlling member of a joint venture; however, to the extent we are not controlling, we may have limited control over certain of the decisions made by the controlling member with respect to the work being performed by the joint venture. The other member(s) may not be subject to the same compliance and regulatory requirements. While we have processes and controls intended to mitigate risks associated with our joint ventures, to the extent the controlling member makes decisions that negatively impact the joint venture it could have a material adverse effect on our financial position, results of operations, cash flow and profits.
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
Although we maintain insurance policies with respect to certain of our related exposures, these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. Our estimates of liabilities for unpaid claims and associated expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported, and the effectiveness of our safety program. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating the risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies (including potential punitive damages awards) or that exceed our accruals or coverage limits.
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
Our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits.
A material portion of our revenue is recognized using the cost-to-cost method of accounting, which results in recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, or claims against the customer for increased costs incurred due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period in which the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the cost-to-cost method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis, in most branches, we believe that the Company has typically made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.
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
We often warrant the services provided, typically as a function of contract, guaranteeing the work performed against defects in workmanship and the material we supply. If warranty claims occur, we could be required to repair or replace warrantied work in place at our cost. In addition, our customers may elect to repair or replace the warrantied item by using the services of another provider and require us to pay for the cost of the repair or replacement. Costs incurred as a result of warranty claims could adversely affect our financial position, results of operations and cash flows.
Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.
The U.S. federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations. Foreign governments and trading blocs have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies in which we operate, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

Rising inflation and/or interest rates, or deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations.
Economic factors, including inflation and fluctuations in interest rates, recession and fears of recession could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. To the extent that Congress is unable to lower United States debt substantially, a decrease in federal spending could result, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. These and related economic factors could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Refinancing Agreements (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the December 31, 2019, we had $14.0 million of available borrowing capacity (with zero drawn) under the 2019 Revolving Credit Facility (as defined below), $41.0 million outstanding under the 2019 Refinancing Term Loan (as defined below) and $25.0 million available under the 2019 Delayed Draw Term Loan (as defined below). In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.
Our Refinancing Agreements and other debt obligations include certain debt covenants, some of which are financial in nature, are further described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt or surety agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness would become immediately due and payable, and we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.
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
We cannot assure that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us on favorable terms, or at all, in amounts sufficient to enable us to meet all of our existing or potential future debt service obligations, or to fund our other important business uses or liquidity needs. Furthermore, if we incur additional indebtedness in connection with future acquisitions or for any other purpose, our existing or potential future debt service obligations could increase significantly and our ability to meet those obligations could depend, in large part, on the returns from such acquisitions or projects, as to which no assurance can be given.
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

•
require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities.

We may also refinance all or a portion of our indebtedness at or prior to the scheduled maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things, (i) our business, financial condition, liquidity, results of operations, and then-current market conditions; and (ii) restrictions in the agreements governing our indebtedness. As a result, we may not be able to refinance any of our indebtedness or obtain additional financing on favorable terms, or at all.
If we do not generate sufficient cash flow from operations and additional borrowings or refinancings are not available to us, we may be unable to meet all of our existing or potential future debt service obligations. As a result, we would be forced to take other actions to meet those obligations, such as raising equity or delaying capital expenditures, any of which could have a material adverse effect on the Company. Furthermore, we cannot assure that we will be able to effect any of these actions on favorable terms, or at all.
Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.
We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 50% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $44.6 million for the year ended December 31, 2019 and $43.8 million for the year ended December 31, 2018. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2019 or 2018.
Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and business.
We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, and have made annual assessments of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, due to our status as an emerging growth company prior to fiscal year 2020, our independent registered public accounting firm has not historically been required to attest to the effectiveness of our internal control over financial reporting.

Our management has concluded that our disclosure controls and procedures and internal control over financial reporting are effective. However, if we are unable to establish and maintain effective disclosure controls and internal control over financial reporting or have material weaknesses in our internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our 2018 audit, our management conducted an assessment of our disclosure controls and procedures and our internal control over financial reporting and determined that, as of December 31, 2018, we had the following material weakness:

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

See Part II, Item 9A Controls and Procedures for further discussion.
During 2019 we remediated this material weakness in our internal control over financial reporting. However, if we were unable to maintain effective internal control over financial reporting, or if we identify additional material weaknesses in our internal control over financial reporting, our management would be unable to assert in future reports that our disclosure controls and procedures and our internal control over financial reporting are effective. This could cause investors, counterparties and customers to lose confidence in the accuracy and completeness of our financial statements and reports and have a material adverse effect on our liquidity, access to capital markets and perceptions of our creditworthiness and/or a decline in the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.
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
We may pursue selective acquisitions to grow our business. We cannot provide assurance that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.
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
Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial position, results of operations or cash flows.
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
A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease including the recent outbreak of respiratory illness caused by a novel coronavirus (COVID-19) first identified in Wuhan, Hubei Province, China, or other public health crisis were to affect our markets or facilities or those of our suppliers, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at one or more of our offices, facilities or work sites, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, Construction and Service work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreak has caused disruption to the U.S. economy, or the local economies of the markets in which we operate, and may cause shortages of building materials, increase costs associated with obtaining building materials, affect job growth and consumer confidence, or cause economic changes, including the possibility of an economic recession, that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) are considering placing, or have placed, restrictions on travel and conducting or operating business activities. At this time those restrictions are very fluid and evolving. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy, including the possibility that we may continue to experience adverse impacts to our business as a result of an economic recession that occurs after the virus has subsided; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.

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
We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our information or our customers’ data. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks and data. Likewise, cyber-attacks by employees, or surreptitiously through the Company’s systems, pose a risk to the security of the systems, networks and data of our customers, subcontractors and suppliers. Despite efforts to protect confidential business information, personal data of employees and subcontractors, our information technology systems and those of our third-party service providers may be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime, and damage to our reputation, competitiveness and operations.  Of special note is our risk when implementing new capabilities.  As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, employees and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business.
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
Federal Government Contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract, or debarment from bidding on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact the ability of the other locations to bid on and perform government contracts; additionally, because of our decentralized nature, we face risk in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse effect on our financial position, results of operations and cash flows.
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
HVAC systems are subject to various environmental statutes and regulations, including the Clean Air Act and those regulating the production, servicing and disposal of certain ozone-depleting refrigerants used in HVAC systems. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of licenses or potential debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.
Our failure to comply with immigration laws and labor regulations could affect our business.
In certain markets, we rely heavily on our immigrant labor force. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all illegal immigrants who work for us. The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon the Company, which could have a material adverse effect on our financial position, results of operations and cash flows.
Risks Related to Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock has been volatile and may be volatile in the future, and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.  These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	political and economic conditions, such as a recession;

•	news reports relating to trends, concerns and other issues in the financial services industry generally;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors; and

•	changes in government regulations.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of May 11, 2020, we had an aggregate of 7,799,197 shares of our outstanding common stock, of which 2,544,692 shares were held by our directors, officers and holders of greater than 10% of our common stock. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
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
We are generally not restricted from issuing additional shares of our common stock, up to the 100,000,000 shares of voting common stock authorized by our second amended and restated certificate of incorporation, which could be increased by a vote of the holders of a majority of our shares. In connection with the 2019 Refinancing Agreement, we have issued warrants which may cause further dilution of our stock upon becoming exercisable. In addition, we may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.
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
We no longer qualify as an "emerging growth company", effective December 31, 2019, and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of certain reduced disclosure requirements.
For as long as we remained an emerging growth company, we could take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. We no longer qualify for such status, and as we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Even though we no longer qualify as an emerging growth company, we currently do, and may continue to, qualify as a “smaller reporting company” which allows us to take advantage of many of the same exemptions from disclosure requirements. However, we cannot be certain we will continue to qualify as a smaller reporting company.
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
In addition to the material risks listed under Item 1A of this Annual Report on Form 10-K above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize projected revenue in our contract backlog; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;  increased competition; our ability to retain key personnel, efficiently utilize our workforce and comply with labor regulations; risks associated with labor productivity; uncertain timing and funding of new contract awards, as well as project cancellations; risks associated with design/build contracts; risks associated with dependence on a limited number of customers; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial position, results of operations and cash flow; risks associated with cost-to-cost method of accounting; our ability to provide surety bonds; risks associated with placing significant decision making power with our subsidiaries’ management and failure to coordinate procedures and practices across our branch locations; failure to keep pace with technological changes or innovation; risks associated with information technology system failures, network disruptions and/or cyber security breaches; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; failure to implement effective disclosure controls and procedures and internal controls over financial reporting; our ability to comply or remain in compliance with applicable federal, state and local laws, regulations or requirements; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion or deliberate and malicious acts, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; lower than expected growth in our primary end markets, risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; proposed and actual revisions to U.S. tax laws, which would seek to increase income taxes payable or a downturn, recession, disruption, or stagnation in the economy in general; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; our ability to remain in compliance with covenants under our debt and credit agreements or service our indebtedness, including our ability to refinance our current debt obligations and incur additional indebtedness; our ability to settle or negotiate unapproved change orders and claims; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to remain competitive, current, in demand and profitable; and the potential impact of pandemic, epidemic, or outbreak of an infectious disease, including the COVID-19 pandemic.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2019, we maintained our principal executive offices and corporate headquarters at 1251 Waterfront Place, Suite 201, Pittsburgh, Pennsylvania. We have ten operating branches and related satellite offices, as well as the Limbach Engineering & Design Center. Those branches and offices (summarized below) are spread throughout the eastern portion of the country and California. All of our branches support both the Construction and Service operating segments. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Engineering & Design Center)	Leased	20,445 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	18,692 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	50,133 square feet
Wilmington, Massachusetts (New England)	Leased	30,995 square feet
East Brunswick, New Jersey	Leased	4,200 square feet
Columbus, Ohio (3 locations)	Leased	110,144 square feet
Pittsburgh, Pennsylvania (Corporate)	Leased	19,165 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Seal Beach, California (Southern California)	Leased	88,507 square feet
Tampa, Florida (2 locations)	Leased	13,739 square feet
Pittsburgh, Pennsylvania (Western Pennsylvania)	Leased	67,025 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet
Bronxville, New York	Leased	1,000 square feet
Detroit, Michigan	Leased	2,155 square feet
Sanford, Florida	Leased	6,200 square feet
Boynton Beach, Florida	Leased	9,631 square feet
Item 3. Legal Proceedings
Scherer Litigation
On May 16, 2017, plaintiffs, Jordan M. Scherer et al., filed a complaint in State Court in Hillsborough County, Florida, against our wholly owned subsidiaries, Limbach Facility Services LLC (“LFS”), and Harper Limbach LLC (“Harper”). The complaint alleged that a Harper employee was in the course and scope of his employment at the time the personal car he was operating collided with another car, causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss the lawsuit in exchange for payment of $30.0 million from LFS and Harper, which amounts were paid entirely by the Company’s insurance carriers in February 2019. The Company did not have any monetary exposure, including for punitive damages.

Bernards Litigation

On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company intends to vigorously defend the suit.  Trial is expected later in 2020.

Lanzo Litigation

On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. – North, filed a Demand for Arbitration against our wholly owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages in excess of $1.0 million caused by Lanzo’s deficient performance, including the need to hire a replacement subcontractor to finish and/or remediate portions of Lanzo’s work.  A binding arbitration proceeding is anticipated later in 2020.
Item 4. Mine Safety Disclosures

Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “LMB” and our public warrants are quoted on the OTCQB under the symbol “LMBHW.”
Holders
At April 30, 2020, there were approximately 52 holders of record of our common stock and 3 holders of record of our public warrants. In addition, there were approximately 5 holders of record of our $15 Exercise Price Warrants (as defined below), 58 holders of record of our Merger Warrants (as defined below) and 58 holders of record of our Additional Merger Warrants (as defined below).
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the captions “Proposal No. 2: Approval of an Amendment to the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan” in the Proxy Statement.
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
Overview
Limbach Holdings, Inc. (the “Company,” “we” or “our”) is an industry-leading commercial specialty contractor in the areas of heating, ventilation, air-conditioning (“HVAC”), plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies. Our customers are located throughout Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or services primarily on HVAC, plumbing or electrical systems. Our market sectors primarily include the following:

•	Healthcare, including research, acute care and inpatient hospitals, for regional and national hospital groups;

•	Education, including both public and private colleges, universities, research centers and K-12 facilities;

•	Sports and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides;

•	Infrastructure, including passenger terminals and maintenance facilities for rail and airports;

•	Government, including various facilities for federal, state and local agencies facilities;

•	Hospitality, including hotels and resorts;

•	Commercial, including office buildings and other commercial structures;

•	Mission critical facilities, including data centers; and

•	Industrial manufacturing facilities.
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

Our specialty contracting is provided through either our special projects division or our Construction segment. Special projects typically range in value up to $1 million. Construction projects typically range in value up to $100 million. Actual contracts may be below or above these stated ranges depending upon the actual project requirements.
We possess the ability to provide design services in-house through our design center located in Orlando, Florida. We sell the majority of our services by leading with our engineered solutions, which we believe are highly valued by our select customer base and drive higher margin outcomes.
Service Segment
Our services within the Service segment primarily include the following categories:

•	Maintenance of HVAC, plumbing and/or electrical systems;

•	Service projects for system and equipment upgrades, including energy retrofits;

•	Emergency service work, which we refer to as “Spot Work”;

•	Automatic temperature controls (“ATC”);

•	Specialty contracting, including the design and construction of HVAC, plumbing and/or electrical systems within commercial and institutional buildings; and

•	Energy monitoring.
Typical maintenance agreements range in value up to approximately $200,000. Service projects typically range in value up to $500,000. Spot work varies in value and is typically billed at pre-approved billing rates. ATC projects vary in size up to $250,000. Specialty contracting, general contracting and performance contracting can range up to $100 million.
Outlook for 2020

For 2020, the Company has reviewed its operations and has determined that it is taking additional steps to focus on the following key areas (i) profitability, operating cash flows and actions oriented to maintaining sufficient liquidity, (ii) continuing to emphasize owner-direct construction and service work and (iii) targeting projects in its Construction segment and pursuing processes that avoid or reduce exposure to jobs that create potential financial challenges for the Company.

In focusing on profitability and cash flows, among other things, the Company will continue to aggressively pursue claims that it has asserted against project contractors, owners, engineers, consultants, subcontractors or others involved in projects where the

Company has incurred additional costs exceeding the contract price or for amounts not included in the original contract price.  Management believes that the resolution of such currently existing and possible future claims will be a significant part of the Company’s success related to profitability, liquidity and financial performance.  Additionally, given that both the 2019 Refinancing Agreement (as defined below) and the 2019 ABL Credit Agreement (as defined below) have minimum liquidity covenant requirements of at least $10.0 million on a per monthly basis (as more fully described in “Liquidity and Capital Resources” below) and that those covenants can (and have) created challenges for the Company to utilize the revolving facility under the 2019 ABL Credit Agreement (unless such covenants can be met while still incurring borrowings), management also believes that this focus on claims recovery and on management’s ability to manage operating cash flows and liquidity will be significant to the Company’s overall short-term success.  However, as a specialty contractor providing HVAC, plumbing, electrical and building controls design, engineering, installation and maintenance services in commercial, institutional and light industrial markets, our operating cash flows are subject to variability, including variability associated with winning, performing and closing work and projects. Additionally, our operating cash flows are impacted by the timing related to the resolution of the uncertainties inherent in the complex nature of the work that we perform, including claims and back charge settlements.  Although we believe that we have adequate plans related to providing sufficient operating working capital and liquidity in the short-term, the complex nature of the work we perform, including related to claims and back charge settlements could prove those plans to be incorrect.  If those plans prove to be incorrect, our financial position, results of operations, cash flows and liquidity could be materially and adversely impacted.

As it relates to focusing on owner-direct work and our focus on job selection and processes, we believe that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations and therefore the Company is taking steps to actively reduce these risks as it looks at future job selection and as it completes current jobs.
JOBS Act
We ceased to qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Act on December 31, 2019, at which time we reached the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities.
Industry Forecast
Industry forecasting by FMI anticipates that the impact of COVID-19 will cause, at a minimum, a momentary recession between the second and third quarter of 2020. This is due to the high volatility across financial and equity markets, emergency policies set in place by the Federal Reserve, significantly lower oil prices, the potential impact of federal stimulus, and the mounting political uncertainty headed into the 2020 presidential election. As noted in FMI’s First Quarter 2020 Construction Outlook report, three of our top four sectors: Healthcare, Education, and Infrastructure are projected to be relatively stable through 2024. Our fourth largest sector, Sports and entertainment, is projected to decrease through 2022 before rebounding in 2023. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.
Trends that could affect the Company’s business are discussed in this Annual Report on Form 10-K under the caption Item 1A.
Key Components of Consolidated Statements of Operations
Revenue
We generate revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
We generally invoice customers on a monthly basis, based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings are recorded as a contract asset until billable under the contract terms. Billings in excess of costs and estimated earnings are recorded as a contract liability until the related revenue is recognizable.
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
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including leasehold interests, customer relationships – Service and backlog – Construction.
Other Income/Expense
Other income/expense consists primarily of interest expense incurred in connection with our debt, net of interest income, loss on debt extinguishment, loss on debt modification, gains and losses on the sale of property and equipment, change in fair value of warrant liability and impairment of goodwill. Deferred financing costs are amortized to interest expense using the effective interest method.
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
The Company had a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019 and a single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018.

Comparison of Results of Operations for the years ended December 31, 2019 and December 31, 2018
The following table presents operating results for the years ended December 31, 2019 and December 31, 2018 in absolute terms and expressed as a percentage of total revenue:

	For the years ended
	December 31, 2019			December 31, 2018
(Amounts in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$438,196	79.2%	(3)	$438,229	80.2%	(3)
Service	115,138	20.8%	(3)	108,297	19.8%	(3)
Total revenue	553,334	100.0%		546,526	100.0%

Gross profit:
Construction	43,493	9.9%	(1)	36,721	8.4%	(1)
Service	28,384	24.7%	(2)	22,710	21.0%	(2)
Total gross profit	71,877	13.0%		59,431	10.9%

Selling, general and administrative:
Construction	28,356	6.5%	(1)	27,307	6.2%	(1)
Service	17,367	15.1%	(2)	15,003	13.9%	(2)
Corporate	17,445	3.2%	(3)	14,779	2.7%	(3)
Total selling, general and administrative expenses	63,168	11.4%		57,089	10.4%

Amortization of intangibles	642	0.1%	(3)	1,272	0.2%	(3)

Operating income (loss):
Construction	15,137	3.5%	(1)	9,414	2.1%	(1)
Service	11,017	9.6%	(2)	7,707	7.1%	(2)
Corporate	(18,087)	—%		(16,051)	—%
Total operating income	8,067	1.5%	(3)	1,070	0.2%	(3)

Other expenses:
Other expenses (Corporate)	(5,765)	(1.0)%	(3)	(3,550)	(0.6)%	(3)
Impairment of goodwill (Construction)	(4,359)	(1.0)%	(1)	—	—%	(1)
Total other expenses	(10,124)	(1.8)%	(3)	(3,550)	(0.6)%	(3)
Loss before benefit from income taxes	(2,057)	(0.4)%	(3)	(2,480)	(0.5)%	(3)
Income tax benefit	(282)	(0.1)%	(3)	(635)	(0.1)%	(3)

Net loss	$(1,775)	(0.3)%	(3)	$(1,845)	(0.3)%	(3)

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	For the years ended
	December 31, 2019	December 31, 2018	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Revenue:
Construction	$438,196	$438,229	$(33)	—%
Service	115,138	108,297	6,841	6.3%
Total revenue	$553,334	$546,526	$6,808	1.2%
Revenue was $553.3 million for the year ended December 31, 2019 as compared to $546.5 million for the year ended December 31, 2018. Revenue increased $6.8 million, or 1.2%, for the year ended December 31, 2019 as compared to the same 2018 period. Construction revenue remained flat while Service revenue increased by $6.8 million, or 6.3%. Construction revenue was primarily driven by growth in the Florida, New England, and Western and Eastern Pennsylvania regions offset by declines in the Ohio and Michigan regions and the planned decline in the Mid-Atlantic region. The $6.8 million increase in Service revenue resulted primarily from the Company’s continuing focus on developing longer term customer relationships and sales of larger service owner-direct projects and contracts and growth in the maintenance contract base. In addition, growth in the Florida, New England and Michigan regions contributed to the overall increase in 2019 Service revenue offset by a planned decline in the Mid-Atlantic region.
Gross Profit

	For the years ended
	December 31, 2019	December 31, 2018	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Gross profit:
Construction	$43,493	$36,721	$6,772	18.4%
Service	28,384	22,710	5,674	25.0%
Total gross profit	$71,877	$59,431	$12,446	20.9%
Total gross profit as a percentage of consolidated total revenue	13.0%	10.9%
Construction segment gross profit	9.9%	8.4%
Service segment gross profit	24.7%	21.0%
Total gross profit was $71.9 million for the year ended December 31, 2019 as compared to $59.4 million for the year ended December 31, 2018. Gross profit increased $12.4 million, or 20.9%, for the year ended December 31, 2019 as compared to the same 2018 period. Construction gross profit increased $6.8 million, or 18.4% while Service gross profit increased $5.7 million, or 25.0%. The total gross profit percentage increased to 13.0% for the year ended December 31, 2019 from 10.9% for the year ended December 31, 2018, mainly driven by the segment mix of projects undertaken and less project write downs taken in 2019 versus 2018. The Construction segment gross profit percentage increased from 8.4% for the year ended December 31, 2018 to 9.9% for the year ended December 31, 2019, again due to less project write downs in 2019 than in 2018. The Service segment gross profit percentage increased from 21.0% for the year ended December 31, 2018 to 24.7% for the year ended December 31, 2019, due to increased Service project volume coupled with favorable pricing.
During the years ended December 31, 2019 and 2018, we recorded revisions in our contract estimates for certain Construction and Service projects. For individual projects with revisions having a material gross profit impact, this resulted in 2019 gross profit write downs totaling $12.4 million which included sixteen Construction projects, twelve of which were in the Southern California region for a total of $9.9 million and $1.4 million on a single Western Pennsylvania project. We also recorded an $0.4 million gross profit write down on a single Southern California region Service project. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in 2019 gross profit write ups totaling $4.7 million on ten Construction projects, including a gross profit write up of $0.4 million on a single Southern California Service project and $0.3 million on a single Mid-Atlantic region Service project. During the year ended December 31, 2018, the Company recorded revisions in contract estimates on fourteen Construction projects resulting in cumulative write downs of $16.6 million, ten of which were in the Mid-Atlantic region and $1.7 million on a single Mid-Atlantic Service project. Certain operating locations recorded revisions in gross profit write ups totaling $3.3 million on six Construction projects and $0.5 million on a single Service project.

Selling, General and Administrative Expenses

	For the years ended
	December 31, 2019	December 31, 2018	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Selling, general and administrative expenses:
Construction	$28,356	$27,307	$1,049	3.8%
Service	17,367	15,003	2,364	15.8%
Corporate	17,445	14,779	2,666	18.0%
Total selling, general and administrative expenses	$63,168	$57,089	$6,079	10.6%
Total selling, general and administrative expenses as a percentage of consolidated total revenue	11.4%	10.4%
Selling, general and administrative expenses totaled $63.2 million for the year ended December 31, 2019 as compared to $57.1 million for the year ended December 31, 2018. Selling, general and administrative expenses increased $6.1 million, or 10.6%, during the year ended December 31, 2019 as compared to 2018. Our most significant increases were $5.2 million due to higher salary and benefits costs related to new hires at our various locations and a $0.8 million increase in incentive compensation. In 2018, the Company did not accrue or pay out incentive compensation due to the Company's performance. We also incurred an incremental $0.4 million in pre-sales engineering costs. These increases were offset by a decrease of $0.4 million of stock-based compensation expense from the issuance of restricted stock units year over year.
Amortization of Intangibles

	For the years ended
	December 31, 2019	December 31, 2018	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Amortization of intangibles	$642	$1,272	$(630)	(49.5)%
Total amortization expense for the amortizable intangible assets was $0.6 million for the year ended December 31, 2019 and $1.3 million for the year ended December 31, 2018. Of this $0.6 million decrease in amortization expense year over year, $0.5 million was attributable to the Backlog – Construction intangible asset becoming fully amortized in 2018 and $0.1 million resulted from the 2019 lower amortization on the Customer Relationships – Service intangible asset.
Other Expenses

	For the years ended
	December 31, 2019	December 31, 2018	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Other income (expenses):
Interest income (expense), net	$(6,285)	$(3,305)	$2,980	90.2%
Loss on debt modification	—	(335)	(335)	(100.0)%
Loss on debt extinguishment	(513)	—	513	100.0%
Gain (loss) on sale of property and equipment	57	90	33	36.7%
Gain on change in fair value of warrant liability	588	—	(588)	100.0%
Gain on embedded derivative	388	—	(388)	100.0%
Impairment of goodwill	(4,359)	—	4,359	100.0%
Total other expenses	$(10,124)	$(3,550)	$6,574	185.2%
Other expenses totaled $10.1 million for the year ended December 31, 2019 as compared to $3.6 million for the year ended December 31, 2018. Other expense increased $6.6 million, or 185.2%, for the year ended December 31, 2019 as compared to 2018, due to an increase in interest expense of $3.0 million, due to the Company's higher interest rates on the refinanced debt obligations, including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. Debt issuance costs totaling $0.5 million associated with the previous Credit Agreement were written off at the time of the refinancing transaction resulting in a loss on debt extinguishment. The Company also recognized a goodwill impairment loss within our Construction segment of $4.4 million for the year ended December 31, 2019. The Company also recorded other income of approximately $0.6 million and $0.4 million to reflect the change in fair value of the CB Warrants liability and the embedded derivative liability, respectively, during the year ended December 31, 2019. See also Note 9 – Debt in the notes to consolidated financial statements.
Provision for Income Taxes
The Company’s current income tax expense and deferred income tax benefit were $0.3 million and $(0.6) million, respectively, for the year ended December 31, 2019 as compared to the Company’s current income tax expense and deferred income tax benefit of $0.1 million and $(0.7) million, respectively, for the year ended December 31, 2018. The Company had net deferred tax assets of $4.8 million as of December 31, 2019 and $4.4 million as of December 31, 2018. There were no valuation allowances recorded as of December 31, 2019.
The increase in current income tax expenses is primarily attributable to the Company’s higher operating income during the year ended December 31, 2019 as compared to the year ended December 31, 2018.
See also Note 12 - Income Taxes in the notes to consolidated financial statements.
Construction and Service Backlog Information

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 18 — Remaining Performance Obligations in the accompanying notes to our consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
Our Construction backlog was $504.2 million and $505.5 million as of December 31, 2019 and 2018, respectively. Projects are brought into backlog once we have been provided a written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and they have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  Based on historical trends, we estimate that approximately 68% of our construction backlog as of December 31, 2019 will be recognized as revenue during 2020.
The increase in Construction backlog was driven by an increase in new construction projects in the Michigan and Florida regions, offset by decreases in construction projects in New England and Ohio. Of the Construction backlog at December 31, 2019, we expect to recognize approximately $342.7 million by the end of 2020.
Our Service backlog was $57.0 million and $54.2 million as of December 31, 2019 and December 31, 2018, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  Based on historical trends, we estimate that approximately 96% of our service backlog as of December 31, 2019 will be recognized as revenue during 2020. Service backlog increased in all regions, most notably in the Florida region due to mechanical, electrical and plumbing engineering (“MEP”) prime projects.
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

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of an economic recession. In response to the COVID-19 outbreak, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have been and remain applicable to Limbach's operations in different ways, often varying by state. In some instances, these orders have resulted in shutdowns of Construction and Service projects. In limited instances, project owners have chosen to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continues to staff its projects and perform work. However, as Limbach's operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn. The duration of these measures is unknown and may be extended, and additional measures may be necessary. Our year-end financial results do not reflect the adverse impact of the COVID-19 pandemic, as our business first experienced the impact of the COVID-19 economic slowdown at the end of our first fiscal quarter. The New England region was the only branch where all construction activity was prohibited for a period of time. However, on April 16, 2020, the mayor of Boston (where the majority of the New England region's activity is located) announced that construction would resume in May. In addition to project suspensions in the New England region, each of the Company's other branches experienced select project suspensions and were adversely impacted. In the Service segment, the branches are experiencing a slowdown in some types of work due to restrictions on building access. However, as building access returns, the branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects.

As a result of the events stated above, management performed a complete reforecast of its 2020 and 2021 financial plans. We assessed a variety of factors, including but not limited to, Construction and Service projects currently being impacted or delayed, anticipated and/or announced restart dates for impacted projects by local and state governments, construction industry financial forecasts for the remainder of 2020, and the impact of certain cost-cutting measures implemented during the end of the Company's first fiscal quarter. Based on these factors at the time of the analysis, we assumed a measured recovery in revenue and gross profit commencing in May and returning to normal revenue and gross profit levels in the fourth quarter of 2020. However, it is difficult to identify the nature and extent of the COVID-19 impacts and fully estimate any costs associated therewith, as such this could adversely impact the above reforecast that was completed. The impacts are expected to become more defined over time and any actual cost impact is more readily discernible as projects evolve. Based on the reforecast and management's assumptions regarding the impact of COVID-19 on the business and its currently projected recovery time, management projects compliance with the financial covenants associated with its credit agreements.

While management has used all currently available information in its forecasts and have considered recent market data published by FMI, the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.

During the first quarter of 2020, we have taken several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

•	Identification of projects that have been shut down and methods for seeking to preserve any contractual entitlement that may exist;

•	Establishment of a task force to identify possible types and areas of impact from COVID-19 for both shutdown and continuing operations;

•	Examination of the Company's productivity and potential impact on gross profit as a result of COVID-19;

•	Implementation of the Company's pandemic response plan;

•	Implemented furlough, work schedule reduction plans and permanent reductions in force;

•
Suspension of all discretionary, non-essential expenditures, including by not limited to, auto allowances, deferral of rent ranging between 1 and 3 months, 10% salary reduction for a select group of Corporate and region management and cost reduction opportunities identified by our external consultant; and

•	Continued our hiring freeze.

In addition to the above actions, we have taken steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees and have instituted daily mandatory safety talks for all employees; emphasized more frequent washing of hands and tools, social distancing, wearing masks and work protocols.
Liquidity and Capital Resources
Cash Flows
Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks and institutional lenders.
The following table presents summary cash flow information for the periods indicated:

	For the years ended
(in thousands)	December 31, 2019	December 31, 2018
Net cash provided by (used in):
Operating activities	$(926)	$25,322
Investing activities	(2,491)	(3,680)
Financing activities	10,142	(20,649)
Net increase in cash	$6,725	$993

Noncash investing and financing transactions:
Debt issuance costs related to 2019 Refinancing Agreement paid-in-kind	$1,000	$—
Property and equipment acquired financed with capital leases	—	3,260
Right of use assets obtained in exchange for new operating lease liabilities	3,355	—
Right of use assets obtained in exchange for new finance lease liabilities	3,578	—
Right of use assets disposed or adjusted modifying operating leases liabilities	1,651	—
Right of use assets disposed or adjusted modifying finance leases liabilities	(78)	—
Interest paid	4,607	2,714
Interest paid on finance leases	$—	$—
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our accounts receivable and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted construction revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization, in response to the COVID-19 pandemic) along with borrowings available under our 2019 Refinancing Agreement and 2019 ABL Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements). In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities. If current economic conditions decline materially from information presently available or if project shutdowns extend into the fourth quarter or the first quarter of 2021, the Company could be unable to meet its financial covenants, which would cause an event of default thereby classifying its debt as current. If the lenders were to call the debt, the Company might not have the available working capital to satisfy its outstanding debt obligations.

The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2019	2018
Current assets	$195,380	$204,986
Current liabilities	(156,869)	(182,138)

Net working capital	$38,511	$22,848
Current ratio*	1.25	1.13

*	Current ratio is calculated by dividing current assets by current liabilities.
Cash Flows Provided by (Used in) Operating Activities
Cash flows provided by (used in) operating activities were $(0.9) million for the year ended December 31, 2019 as compared to $25.3 million for the year ended December 31, 2018. As compared to the same period in 2018 for the year ended December 31, 2019, we experienced cash inflows of $0.7 million in our accounts receivable and $11.9 million in our accounts payable offset by cash outflows of $13.4 million in our contract assets and $6.4 million in our contract liabilities. The decreases in other current assets of $30.1 million and accrued expenses and other current liabilities of $34.7 million are primarily attributable to the $30.0 million lawsuit settlement referenced in Note 14 – Commitments and Contingencies in the accompanying notes to consolidated financial statements. The settlement of this matter was entirely covered by the Company’s insurance carriers. We also experienced an increase in our operating lease liabilities balance of $3.7 million due to the adoption of ASC Topic 842.
Stock-based compensation expense from the issuance of restricted stock units was $1.8 million for the year ended December 31, 2019. The Company also recognized a goodwill impairment charge of $4.4 million associated with its Construction reporting unit for the year ended December 31, 2019. No impairment was recognized for the year ended December 31, 2018. Non-cash charges for depreciation and amortization slightly increased from $5.7 million for the year ended December 31, 2018 to $6.3 million for the year ended December 31, 2019 along with $3.8 million of noncash operating lease expense associated with the Company's operating lease right-of-use assets due to the adoption of ASC Topic 842. The Company also amortized $1.4 million of its debt issuance costs and debt discount in conjunction with its Credit Agreement and 2019 Refinancing Agreement, incurred a loss on debt extinguishment totaling $0.5 million associated with the previous Credit Agreement that was written off at the time of the refinancing transaction and recognized a change in fair value of its CB Warrants (defined below) liability and a gain on embedded derivative due to the successful remediation of the material weakness of $0.6 million and $0.4 million, respectively.
For the year ended December 31, 2018, we experienced increases of $6.4 million in our net receivables, $22.3 million in billings in excess of costs and estimated earnings on uncompleted contracts ("overbilled position"), and $6.9 million in accounts payable. The increase in receivables was driven by higher fourth quarter billings year over year associated with 2018's increase in revenue volume. In addition, the increase in our overbilled position resulted from a combination of favorable billing terms in certain new projects and heightened attention to our billing procedures. Stock-based compensation expense from the issuance of restricted stock units was $2.2 million for the year ended December 31, 2018. The increases in other current assets of $31.2 million and accrued expenses and other current liabilities of $29.5 million were primarily attributable to the $30.0 million lawsuit previously referenced. Prepaid income taxes at December 31, 2018 decreased by $2.8 million due to accrued income tax payments made during the period ending December 31, 2018.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $(2.5) million for the year ended December 31, 2019 as compared to $(3.7) million for the year ended December 31, 2018. Cash used in investing activities for the year ended December 31, 2019 of $2.7 million represented cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.2 million in proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2018 of $3.9 million represented cash outflows for capital expenditures, offset by $0.2 million in proceeds from the sale of property and equipment.
During both 2019 and 2018, we obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by (used in) financing activities was $10.1 million for the year ended December 31, 2019 as compared to $(20.6) million for the year ended through December 31, 2018. For the year ended December 31, 2019, we both borrowed and repaid $17.5 million on the Credit Agreement Revolver and borrowed and repaid another $32.5 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million, net of debt discount, in conjunction with the 2019 Refinancing Agreement Term Loan, which was used to repay, in its entirety, $14.3 million of the Credit Agreement Term Loan, $7.7 million of the Bridge Term Loan and $10.5 million of the Credit Agreement Revolver. In addition, the Company recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $1.0 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made finance lease payments of $2.5 million, and paid $3.8 million of debt issuance costs associated with our outstanding debt instruments during 2019 and 2018. During the year ended December 31, 2019, the Company’s bank overdrafts decreased by $1.3 million, representing decrease in the Company’s short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.
For the year ended December 31, 2018, we borrowed $109.7 million and repaid a total of $115.3 million on the Credit Agreement Revolver, and borrowed $10.0 million under the Bridge Term Loan which was used to redeem the Company’s remaining 280,000 preferred shares for $10.0 million, including accrued but unpaid dividends of $0.9 million. In addition, the Company repaid $2.3 million of the Bridge Term Loan, made repayments of $3.3 million on the Credit Agreement Term Loan (as defined below) and made payments on finance leases of $1.9 million. The Company also paid $0.8 million of debt issuance costs associated with the Credit Agreement Revolver, Credit Agreement Term Loan and the Bridge Term Loan. During the year ended December 31, 2018, the Company’s bank overdrafts decreased by $6.4 million, representing decrease in the Company’s short-term obligation to its bank.

The following table reflects our available funding capacity as of December 31, 2019:

(in thousands)
Cash & cash equivalents		$8,344
Credit agreement:
Revolving credit facility	14,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,315)
Net credit agreement capacity available		10,685
Total available funding capacity		$19,029
Cash Flow Summary
Cash used in operating activities for the year ended December 31, 2019 was primarily driven by our $13.4 million increase in contract assets (cash outflow) and $6.4 million decrease in contract liabilities (cash outflow) as compared to January 1, 2019. This equates to a $19.8 million operating cash outflow during the period. The $13.4 million increase in contract assets were mostly attributable to unapproved change orders and claims of $38.4 million and $23.1 million as of December 31, 2019 and 2018, respectively. Management expects operating cash flow will turn positive as our new projects mature, cash is collected on both outstanding accounts receivable and claims, unapproved change orders are converted, and profits increase. Management further expects that increasing volumes of service work, which is less sensitive to the cash flow variability presented by large construction projects, will continue to positively impact our cash flow trends.
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
2019 Refinancing Agreement - Interest Rates and Fees
The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%.
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

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15.0 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL

Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties was required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which was paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

As of November 30, 2019, the Company's Minimum Liquidity, as defined in the 2019 Refinancing Amendment Number One and Waiver, was $8.7 million which did not meet the Minimum Liquidity Covenant of at least $10.0 million. The lender has waived the event of default arising from this noncompliance as of November 30, 2019 while reserving its rights with respect to covenant compliance in future months. As of December 31, 2019, the Company was in compliance with all covenants under the 2019 Refinancing Agreement Amendment Number One and Waiver.
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

In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000, as described above in the Amendment Number One to 2019 Refinancing Agreement and Waiver. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $7,500.

As of November 30, 2019, the Company's Minimum Liquidity, as defined in the 2019 ABL Credit Amendment Number One and Waiver, was $8.7 million which did not meet the Minimum Liquidity Covenant of at least $10.0 million. The lender has waived the event of default arising from this noncompliance as of November 30, 2019 while reserving its rights with respect to covenant compliance in future months. As of December 31, 2019, the Company was in compliance with all covenants under the 2019 ABL Credit Agreement Amendment Number One and Waiver.
For further information on the Company’s obligations under the Credit Agreement and the Refinancing Agreements, see also Note 9 – Debt in the Notes to Consolidated Financial Statements.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2019 and 2018, we had approximately $116.0 million and $106.6 million in surety bonds outstanding, respectively. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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
The components of the self-insurance are reflected below as of December 31, 2019 and 2018, respectively:

(in thousands)	December 31, 2019	December 31, 2018
Current liability — workers’ compensation and general liability	$703	$352
Current liability — medical and dental	821	607
Non-current liability	382	820
Total liability	$1,906	$1,779
Restricted cash	$113	$113
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
Critical Accounting Policies
Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this Annual Report on Form 10-K, our business has two operating segments: (1) Construction, for which we account for using the cost-to-cost method and (2) Service, for which revenue is recognized as services are provided. In addition, we believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of our self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the notes to consolidated financial statements.
Revenue and Cost Recognition

We believe our most significant accounting policy is revenue recognition from long-term construction contracts for which we use the cost-to-cost method of accounting. Under the cost-to-cost method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred to total estimated contract costs. Revenue from fixed price and modified fixed price contracts are recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs.
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
Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as we incur costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in our balance sheet under the caption “contract assets”. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in our balance sheet under the caption “contract liabilities”.
The cost-to-cost method of accounting is also affected by changes in job performance, job conditions, and final contract settlements. These factors may result in revisions to estimated costs and, therefore, revenue. Such revisions are frequently based on further estimates and subjective assessments. The effects of these revisions are recognized in the period in which revisions are determined. When such revisions lead to a conclusion that a loss will be recognized on a contract, the full amount of the estimated ultimate loss is recognized in the period such conclusion is reached, regardless of the percent complete of the contract.
Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 5 – Contract Assets and Liabilities in the Notes to Consolidated Financial Statements for information related to unresolved change orders and claims.

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
Accounts Receivable and Allowance for Doubtful Accounts
We are required to estimate the collectability of accounts receivable and provide an allowance for doubtful accounts for receivable amounts we believe we will not ultimately collect. This requires us to make certain judgments and estimates involving, among others, the creditworthiness of our customers, prior collection history with our customers, ongoing relationships with our customers, the aging of past due balances, our lien rights, if any, in the property where we performed the work, and the availability, if any, of payment bonds applicable to the contract. These estimates are evaluated and adjusted as needed when additional information is received.
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
Deferred Tax Assets
We regularly evaluate the need for valuation allowances related to deferred tax assets for which future realization is uncertain. We perform this evaluation quarterly. In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.
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
We perform our annual impairment testing as of October 1 and any impairment charges resulting from this process are reported in the fourth quarter. We segregate our operations into reporting units based on the degree of operating and financial independence of each unit and our related management of them. We perform our annual goodwill impairment analysis at the reporting unit level. Each of our operating units represents an operating segment, and our operating segments are our reporting units.
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

Off-Balance Sheet and Other Arrangements
Aside from the $3.3 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2019 we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Item 8. Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Limbach Holdings, Inc.
Pittsburgh, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia
May 12, 2020

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$8,344	$1,619
Restricted cash	113	113
Accounts receivable, net	105,067	135,687
Contract assets	77,188	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	32,698
Advances to and equity in joint ventures, net	8	12
Other current assets	4,660	34,857
Total current assets	195,380	204,986

Property and equipment, net	21,287	20,527
Intangible assets, net	12,311	12,953
Goodwill	6,129	10,488
Operating lease right-of-use assets	21,056	—
Deferred tax asset	4,786	4,409
Other assets	668	271
Total assets	$261,617	$253,634
LIABILITIES
Current liabilities
Current portion of long-term debt	$4,425	$3,141
Current operating lease liabilities	3,750	—
Accounts payable, including retainage	86,267	74,353
Contract liabilities	42,370	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	50,843
Accrued income taxes	12	—
Accrued expenses and other current liabilities	20,045	53,801
Total current liabilities	156,869	182,138
Long-term debt	38,868	23,614
Long-term operating lease liabilities	18,247	—
Other long-term liabilities	763	1,514
Total liabilities	214,747	207,266
Commitments and contingencies
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 and December 31, 2018 ($0 redemption value as of December 31, 2019 and December 31, 2018)	—	—
STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value; 100,000,000 shares authorized, 7,688,958 issued and outstanding at December 31, 2019 and 7,592,911 at December 31, 2018	1	1
Additional paid-in capital	56,557	54,791
Accumulated deficit	(9,688)	(8,424)
Total stockholders’ equity	46,870	46,368
Total liabilities and stockholders’ equity	$261,617	$253,634
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue	$553,334	$546,526
Cost of revenue	481,457	487,095
Gross profit	71,877	59,431
Operating expenses:
Selling, general and administrative	63,168	57,089
Amortization of intangibles	642	1,272
Total operating expenses	63,810	58,361
Operating income	8,067	1,070
Other income (expense):
Interest income (expense), net	(6,285)	(3,305)
Loss on debt modification	—	(335)
Loss on debt extinguishment	(513)	—
Gain on sale of property and equipment	57	90
Gain on change in fair value of warrant liability	588	—
Gain on embedded derivative	388	—
Impairment of goodwill	(4,359)	—
Total other expenses	(10,124)	(3,550)
Loss before income taxes	(2,057)	(2,480)
Income tax benefit	(282)	(635)
Net loss	(1,775)	(1,845)
Dividends on cumulative redeemable convertible preferred stock	—	113
Premium paid on partial preferred redemption	—	(2,219)
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,775)	$(3,951)

EPS
Net loss per share attributable to Limbach Holdings, Inc. common stockholders:
Basic	$(0.23)	$(0.52)
Diluted	$(0.23)	$(0.52)
Weighted average number of shares outstanding:
Basic	7,662,362	7,562,586
Diluted	7,662,362	7,562,586
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional paid-in capital	Accumulated deficit	Stockholders’ equity
	Number of shares outstanding	Par value amount

Balance at January 1, 2018	7,504,133	$1	$54,738	$(6,579)	$48,160
Exercise of warrants	10,627	—	—	—	—
Shares issued related to vested restricted stock units	78,151	—	—	—	—
Stock-based compensation	—	—	2,159	—	2,159
Premium paid on redemption of redeemable convertible preferred stock	—	—	(2,219)	—	(2,219)
Dividends on redeemable convertible preferred stock	—	—	113	—	113
Net loss	—	—	—	(1,845)	(1,845)
Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Cumulative effect of accounting change - ASC Topic 606	—	—	—	639	639
Cumulative effect of accounting change - ASC Topic 842	—	—	—	(128)	(128)
Shares issued related to vested restricted stock units	96,047	—	—	—	—
Stock-based compensation	—	—	1,766	—	1,766
Net loss	—	—	—	(1,775)	(1,775)
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

(in thousands)	January 1, 2019 through December 31, 2019	January 1, 2018 through December 31, 2018
Cash flows from operating activities:
Net loss	$(1,775)	$(1,845)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	6,286	5,683
Noncash operating lease expense	3,799	—
Impairment of goodwill	4,359	—
Provision for doubtful accounts	95	64
Stock-based compensation expense	1,766	2,159
Loss on debt modification	—	335
Loss on debt extinguishment	513	—
Amortization of debt discount and issuance costs	1,392	373
Deferred tax benefit	(609)	(745)
Change in fair value of warrant liability	(588)	—
Gain on embedded derivative	(388)	—
Gain on sale of property and equipment	(57)	(90)
Changes in operating assets and liabilities:
Accounts receivable	659	(6,408)
Contract assets	(13,378)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	—	308
Other current assets	30,139	(31,162)
Other assets	—	—
Accounts payable, including retainage	11,914	6,914
Contract liabilities	(6,446)	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	22,301
Prepaid income taxes	58	(2,753)
Accrued taxes payable	12	—
Accrued expenses and other current liabilities	(34,686)	29,535
Operating lease liabilities	(3,654)	—
Other long-term liabilities	(337)	653
Net cash provided by (used in) operating activities	(926)	25,322
Cash flows from investing activities:
Proceeds from sale of property and equipment	168	198
Advances to joint ventures	4	(1)
Purchase of property and equipment	(2,663)	(3,877)
Net cash used in investing activities	(2,491)	(3,680)
Cash flows from financing activities:
Bank overdrafts	(1,333)	(6,446)
Payments on Credit Agreement term loan	(14,335)	(3,300)
Proceeds from Credit Agreement revolver	17,500	109,650
Payments on Credit Agreement revolver	(17,500)	(115,308)
Proceeds from 2019 Revolving Credit Facility	32,500	—
Payments on 2019 Revolving Credit Facility	(32,500)	—
Proceeds from 2019 Refinancing Term Loan, net of debt discount	38,644	—
Warrants issued in conjunction with the 2019 Refinancing Term Loan	969	—
Embedded derivative associated with the 2019 Refinancing Term Loan	388	—
Proceeds from Bridge Term Loan	—	10,000
Payments on Bridge Term Loan	(7,736)	(2,264)
Payments on finance leases	(2,547)	(1,939)
Convertible preferred stock redeemed	—	(9,191)
Convertible preferred stock dividends paid	—	(875)
Taxes paid related to net-share settlement of equity awards	(131)	(211)
Payments of debt issuance costs	(3,777)	(765)
Net cash provided by (used in) financing activities	10,142	(20,649)
Increase in cash, cash equivalents and restricted cash	6,725	993
Cash, cash equivalents and restricted cash, beginning of year	1,732	739
Cash, cash equivalents and restricted cash, end of year	$8,457	$1,732

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Debt issuance costs related to 2019 Refinancing Agreement paid-in-kind	$1,000	$—
Property and equipment acquired financed with capital leases	—	3,260
Right of use assets obtained in exchange for new operating lease liabilities	3,355	—
Right of use assets obtained in exchange for new finance lease liabilities	3,578	—
Right of use assets disposed or adjusted modifying operating leases liabilities	1,651	—
Right of use assets disposed or adjusted modifying finance leases liabilities	(78)	—
Interest paid	$4,607	$2,714
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2019
Note 1 – Organization and Plan of Business Operations
Limbach Holdings, Inc. (the “Company,” "we" or "us"), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed on July 20, 2016, as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company’s consolidated financial statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.
We operate in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, sports and entertainment, infrastructure, government, hospitality, commercial, mission critical, and industrial manufacturing. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended, declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We ceased to qualify as an emerging growth company on December 31, 2019, at which time we reached the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities. Accordingly, we are required to comply with new or revised financial accounting standards as a public business entity.
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
Cash and Cash Equivalents

Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company maintains demand accounts at several domestic banks. From time to time, account balances have exceeded the maximum available Federal Deposit Insurance Corporation (FDIC) coverage limit.
Restricted Cash
Restricted cash is cash held at a commercial bank in an imprest account held for the purpose of funding workers’ compensation and general liability claims against the Company. This amount is replenished either when depleted or at the beginning of each month.
Accounts Receivable and Allowance for Doubtful Accounts
The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Management provides for probable uncollectible accounts through a charge to earnings and a credit to the valuation account based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. Based on the Company’s experience in recent years, the majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets.
Joint Ventures
The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to Limbach’s sub-contract are recorded within the Company’s statements of operations and balance sheets, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue is equal to the sum of the sub-contracts it issues to the joint venture partners. The voting power and management of the joint ventures are shared equally by the joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC Topic 323 – Investments – Equity Method and Joint Ventures.
Revenue Recognition
Implementation of New Revenue Recognition Guidance
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual period beginning January 1, 2019 using a modified retrospective transition approach. Results for reporting periods beginning after January 1, 2019 are presented under this new pronouncement, while prior period quarterly and annual amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition (ASC Topic 605), which was in effect for those periods. The impact of adoption on the Company’s opening balance sheet was primarily related to the accounting of assurance-type and service-type warranties, which requires identification and treatment as a separate performance obligation. Prior to the adoption of ASC Topic 606, such warranties were included in total estimated project costs.
Revenue Recognition Policy
Our revenue is primarily derived from construction-type and service contracts that generally range from six months to two years. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract

2.	Identify performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price

5.	Recognize revenue
Throughout the execution of our construction-type contracts, the Company recognizes revenue with the continuous transfer of control to the customer. The customer typically controls the asset under construction by either contractual termination clauses or by the Company’s rights to payment for work already performed on the asset under construction that does not have an alternative use for the Company.

Because control transfers over time, revenue is recognized to the extent of progress towards completion of the performance obligations. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services provided. The Company generally uses the cost-to-cost method for its contracts, which measures progress towards completion for each performance obligation based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligation. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Revenue, including estimated profits, is recorded proportionately as costs are incurred. Cost of operations includes labor, materials, subcontractor costs, and other direct and indirect costs, including depreciation and amortization.

Certain construction-type contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer. We have determined there are no significant financing components in our contracts during the year ended December 31, 2019.

For our service contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.

Due to the nature of the work required to be performed on many of the Company’s performance obligations, estimating total revenue and cost at completion is complex, subject to many variables and requires significant judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, claims, contract disputes and the achievement of contractual performance criteria, and award or other incentive fees are made during the contract performance period. In accordance with ASC 606-10-32, we estimate the variable consideration using one of two methods. In contracts in which there is a binary outcome, the most likely amount method is used. In instances in which there is a range of possible outcomes, the expected value method is used. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management.

Costs to fulfill our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses on our consolidated statements of operations.

In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of contracts.

Changes in Estimates on Construction Contracts

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•	The completeness and accuracy of the original bid;

•	costs associated with scope changes;

•	expected, or actual, resolution terms for claims;

•	achievement of contract incentives;

•	changes in costs of labor and/or materials;

•	extended overhead and other costs due to owner, weather and other delays;

•	subcontractor performance issues;

•	changes in productivity expectations;

•	site conditions that differ from those assumed in the original bid;

•	changes from original design on design-build projects;

•	the availability and skill level of workers in the geographic location of the project;

•	a change in the availability and proximity of equipment and materials;

•	our ability to fully and promptly recover on claims and backcharges for additional contract costs, and

•	the customer's ability to properly administer the contract.

Subsequent to the inception of a construction-type contract in our construction and service segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated.

Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated and recovery is probable.

On certain projects, we have submitted and have pending unresolved contract modifications and claims to recover additional costs and the associated profit, if applicable, to which the Company believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.

Changes are made to the transaction price from affirmative claims with customers to the extent that additional revenue on a claim settlement with a customer is probable and estimable. A reduction to costs related to claims with non-customers with whom we have a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and estimable. Recognizing claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters.

The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Significant changes in cost estimates, particularly in our larger, more complex projects have had, and can in future periods have, a significant effect on our profitability. Management evaluates changes in estimates on a contract by contract basis and discloses significant changes, if material, in the notes to the consolidated financial statements. The cumulative catch-up method is used to account for revisions in estimates. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.
Prior to January 1, 2019, the Company reported revenue under ASC Topic 605, under which revenues from long-term contracts were accounted for using the percentage-of-completion method of accounting. Under the percentage-of-completion method, the Company estimated profit as the difference between total estimated revenue and total estimated cost of a contract and recognized that profit over the contract term based on costs incurred under the cost-to-cost method.

Under ASC Topic 605, revenues from the Company’s construction services were performed under fixed-price, time-and-materials, and cost-plus fee contracts. For fixed-price contracts, the Company used the ratio of cost incurred to date on the contract to management’s estimate of the contract’s total cost, to determine the percentage of completion on each contract. This method was used as management considered expended costs to be the best available measure of progression of these contracts. Contract cost included all direct costs on contracts, including labor and material, subcontractor costs and those indirect costs related to contract performance, such as supplies, fuel, tool repairs and depreciation. The Company recognized revenues from construction services with fees based on time-and-materials, or cost-plus fee as the services were performed and amounts were earned. If contracts included contract incentive or bonus provisions, they were included in estimated contract revenues only when the achievement of such incentive or bonus was reasonably certain.

Under ASC Topic 605, contract costs incurred to date and expected total contract costs were continuously monitored during the term of the contract. Changes in job performance, job conditions and final contract settlements were factors that influenced management’s assessment of total contract value and the total estimated costs to complete those contracts and therefore, the Company’s profit recognition. These changes, which included contracts with estimated costs in excess of estimated revenues, were recognized in contract costs in the period in which the revisions were determined. At the point the Company anticipated a loss on a contract, the Company estimated the ultimate loss through completion and recognized that loss in the period in which the possible loss was identified.
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
As a result of the goodwill quantitative impairment test performed at September 30, 2019, the Company recognized a $4.4 million impairment loss within its Construction segment. Refer to Note 7 - Goodwill and Intangible Assets for additional information on the impairment loss. There were no impairment losses on our intangible assets as a result of our impairment tests.
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
Property and Equipment, net
Property and equipment, with the exception of our fleet vehicle finance leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. For buildings and leasehold improvements, the Company’s useful lives range from 5 years to 40 years; for machinery and equipment, useful lives range from 3 years to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for our real estate operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.
Leases

A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time.
At lease commencement, we measure and record a lease liability equal to the present value of the remaining lease payments, generally discounted using quoted borrowing rates on our secured debt as the implicit rate is not readily determinable on many of our real estate operating leases. For our fleet vehicles classified as financing leases, we use the stated interest rate in the lease.
On the lease commencement date, the amount of the right-of-use (“ROU”) assets consist of the following:

•	the amount of the initial measurement of the lease liability;

•	any lease payment made at or before the commencement date, minus any lease incentives received; and

•	any initial direct costs incurred.
Most of our operating lease contracts have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts.
Deferred Financing Costs and Debt Discount
Deferred financing costs representing third-party, lender debt issuance costs are deferred and amortized using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.
Debt issuance costs related to the Credit Agreement Term Loan are reflected as a direct reduction from the carrying amount of long-term debt. Debt issuance costs related to the Bridge Term Loan are reflected as a direct deduction from the carrying amount of the current portion of long-term debt. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an other asset.

The allocated fair value of the CB Warrants and embedded derivative liabilities are recorded as a debt discount and are accreted over the expected term of the debt as interest expense.
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions (“PRSUs”), the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the graded vesting method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 20 – Management Incentive Plans in the notes to the consolidated financial statements.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan approximates its fair value due to the variable rate on such debt. As of December 31, 2019, the Company determined that the fair value of its 2019 Refinancing Agreement term loan was $41.0 million. This fair value was determined using discounted estimated future cash flows using level 3 inputs. There were no outstanding borrowings on the Company’s 2019 ABL Credit Agreement revolver at December 31, 2019.

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications (refer to Note 9 - Debt). The fair value of the Company’s warrant liabilities recorded in the Company’s consolidated financial statements is determined using the Black-Scholes-Merton option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, are a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities as of December 31, 2019:

Stock price	$3.78
Exercise price	$7.63
Time until expiration (years)	4.3
Expected volatility	70%
Risk-free interest rate	1.7%
Expected dividend yield	—%

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

	For the Years Ended
	December 31, 2019	December 31, 2018
In-the-money warrants	—	—
Out-of-the-money warrants	4,576,799	4,576,799
Preferred stock	—	16,877
Service-based RSUs	80,718	48,307
Performance and market-based RSUs (1)	375	—
In-the-money UPOs	—	1,308
Out-of-the-money UPOs	15,067	8,550
Total	4,672,959	4,651,841

(1) For the years ended December 31, 2019 and 2018, certain PRSUs and MRSUs were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during 2019 and 2018 and would not be satisfied if the reporting date was at the end of the contingency period.

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2019	December 31, 2018
EPS numerator:
Net loss	$(1,775)	$(1,845)
Less: Undistributed preferred stock dividends	—	113
Less: Premium paid on partial preferred redemption	—	(2,219)
Net loss attributable to Limbach Holdings, Inc. common stockholders	$(1,775)	$(3,951)

EPS denominator:
Weighted average shares outstanding – basic	7,662	7,563
Weighted average shares outstanding – diluted	7,662	7,563

Net loss per share attributable to Limbach Holdings, Inc. common stockholders:
Basic	$(0.23)	$(0.52)
Diluted	$(0.23)	$(0.52)
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

Note 3 – Accounting Standards
Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash” to address diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments should be applied using a retrospective transition method to each period presented. On January 1, 2019, the Company adopted the provisions of ASU 2016-18 using the retrospective transition method. As a result, changes in restricted cash are now included in the beginning of period and end of period total cash, cash equivalents and restricted cash amounts.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$8,344	$1,619
Restricted cash	113	113
Total cash, cash equivalents and restricted cash	8,457	1,732

In January 2017, the FASB issued ASU 2017-04, “Intangibles–Goodwill and Other - Simplifying the Test for Goodwill Impairment” to address the cost and complexity of the goodwill impairment test which resulted in the elimination of Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of goodwill by assigning fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Rather, the Company would be required to do its annual and interim goodwill impairment tests by comparing the fair value of the reporting unit with its carrying amount and to recognize an impairment charge for the amount by which the carrying amount is greater than the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Income tax effects measuring the goodwill impairment loss, if applicable, from any tax deductible goodwill on the carrying amount on the reporting unit should also be considered. The guidance is effective for public business entities' financial statements issued for the Company’s annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this update are to be applied on a prospective basis. Management adopted this standard in the first quarter of 2019 and applied the guidance within the standard when performing the Company’s interim impairment tests.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Accounting,” to simplify the accounting for share-based payment transactions to non-employees for goods and services by aligning it with the guidance for share-based payments to employees. This guidance is effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09, “Revenue from Contracts with Customers—Topic 606.” Management adopted this standard in the fourth quarter of 2019. The adoption of this standard had no material impact on the consolidated financial statements.
New Revenue Recognition Standard
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual period beginning after January 1, 2019 using a modified retrospective transition approach. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods; however, certain balances have been reclassified within the footnote disclosure for comparative purposes to conform to the current year presentation.
The adoption of ASC Topic 606 did not have an impact on revenue of our fixed-price and other service contracts. However, it did impact revenue of our construction-type contracts within our construction and service segments specifically in accounting for warranties. For many of our construction-type contracts, we previously included assurance-type warranties in total estimated project costs. Under ASC Topic 606, the estimated cost of satisfying assurance-type warranties is accrued in accordance with the guidance in ASC Topic 460, Guarantees. Upon adoption of ASC Topic 606, we removed estimated and actual warranty costs at the contract level and recognized a warranty liability and expense in direct proportion to the cost-to-cost method progress towards completion of the associated contract, which had a $0.6 million effect on our opening accumulated deficit balance.
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact on the consolidated financial statements as of January 1, 2019 and for the period ending December 31, 2019.
In addition, as of January 1, 2019, we began to separately present contract assets and liabilities on the consolidated balance sheets. Contract assets include amounts due under contractual retainage provisions that were previously included in accounts receivable as well as costs and estimated earnings in excess of billings on uncompleted contracts that were previously separately presented. Contract liabilities include billings in excess of costs and estimated earnings on uncompleted contracts that were previously separately presented and provisions for losses. See Note 5 - Contract Assets and Liabilities for further information.
The adoption of ASC Topic 606 had no impact on the cash flows provided by operating activities in the Company's consolidated statements of cash flows.
Notes 2, 4, 5, 8 and 18 include additional information relating to our adoption of ASC Topic 606. Note 13 includes information regarding our revenue disaggregated by segment.
Refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 606 had on our consolidated financial statements.

New Leasing Standard

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC Topic 842”). ASC Topic 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. ASC Topic 842 allowed companies to adopt the new standard by applying either a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method on December 31, 2019. Under this method, financial results reported in periods prior to 2019 are unchanged. The Company elected the package of practical expedients which provides relief from having to reassess (1) whether any expired or existing contracts contain leases, (2) lease classification (as operating or financing) for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company also elected not to separate non-lease components from lease components and did not elect the hindsight practical expedient.
The adoption of ASC Topic 842 had no impact to the Company's statements of operations or the cash flows provided by operating and financing activities in the Company's consolidated statements of cash flows.
Refer to Note 15 - Leases for additional information regarding the impact of the adoption of ASC Topic 842 on the Company's financial position as of December 31, 2019.
Additionally, refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 842 had on our consolidated financial statements.
Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements
The effect of the changes made to the Company's consolidated January 1, 2019 balance sheet for the adoption of ASC Topic 606 and ASC Topic 842 were as follows:

CONSOLIDATED BALANCE SHEET
(in thousands)	Balance as of December 31, 2018 (a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	Balance as of January 1, 2019
Assets
Accounts receivable, net (b)	135,687	(29,867)	—	105,820
Contract assets	—	63,810	—	63,810
Costs and estimated earnings in excess of billings on uncompleted contracts	32,698	(32,698)	—	—
Operating lease right-of-use assets (c)	—	—	19,830	19,830
Deferred tax asset	4,409	(233)	—	4,176

Liabilities
Contract liabilities	—	48,816	—	48,816
Billings in excess of costs and estimated earnings on uncompleted contracts	50,843	(50,843)	—	—
Accrued expenses and other current liabilities	53,801	2,400	—	56,201
Current portion of long-term debt	3,141	—	62	3,203
Current operating lease liabilities (c)	—	—	3,240	3,240
Long-term debt	23,614	—	65	23,679
Long-term operating lease liabilities (c)	—	—	17,385	17,385
Other long-term liabilities	1,514	—	(794)	720

Stockholders' Equity
Accumulated deficit	(8,424)	639	(128)	(7,913)
(a) Balances as previously reported on the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
(b) Prior to the adoption of ASC Topic 606, retainage receivable was included within accounts receivable, net.
(c) Prior to the adoption of ASC Topic 842, operating lease right-of-use assets and current and long-term operating lease liabilities were not recorded on the Company's consolidated balance sheets.

The effect of the changes made to the Company's consolidated balance sheets and consolidated statements of operations for the adoption of ASC Topic 606 and ASC Topic 842 for the year ended December 31, 2019, were as follows:

CONSOLIDATED BALANCE SHEET	As of December 31, 2019
(in thousands)	Balance Without Adoption of ASC Topic 606 and ASC Topic 842	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Reported
Assets
Accounts receivable, net (a)	137,940	(32,873)	—	105,067
Contract assets	(81)	77,269	—	77,188
Costs and estimated earnings in excess of billings on uncompleted contracts	43,033	(43,033)	—	—
Operating lease right-of-use assets (b)	—	—	21,056	21,056
Deferred tax asset	5,194	(408)	—	4,786

Liabilities
Current portion of long-term debt	4,365	—	60	4,425
Current operating lease liabilities (b)	—	—	3,750	3,750
Contract liabilities	316	42,054	—	42,370
Accrued expenses and other current liabilities	17,159	2,886	—	20,045
Billings in excess of costs and estimated earnings on uncompleted contracts	45,076	(45,076)	—	—
Long-term debt	38,802	—	66	38,868
Long-term operating lease liabilities (b)	—	—	18,247	18,247
Other long-term liabilities	1,702	—	(939)	763

Stockholders' Equity
Accumulated deficit (c)	(10,651)	1,091	(128)	(9,688)
(a) Prior to the adoption of ASC Topic 606, retainage receivable was included within accounts receivable, net.
(b) Prior to the adoption of ASC Topic 842, operating lease right-of-use assets and current and long-term operating lease liabilities were not recorded on the Company's consolidated balance sheets.

CONSOLIDATED STATEMENT OF OPERATIONS	As of December 31, 2019
(in thousands)	Balance Without Adoption of ASC Topic 606 and ASC Topic 842	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Reported
Revenue
Construction	$438,179	$17	$—	$438,196
Service	115,222	(84)	—	115,138
Total revenue	553,401	(67)	—	553,334
Cost of revenue
Construction	395,272	(569)	—	394,703
Service	86,871	(117)	—	86,754
Total cost of revenue	482,143	(686)	—	481,457
Gross profit	71,258	619	—	71,877
Operating expenses:
Selling, general and administrative expenses	63,168	—	—	63,168
Amortization of intangibles	642	—	—	642
Total operating expenses	63,810	—	—	63,810
Operating income	7,448	619	—	8,067
Other income (expenses):
Impairment of goodwill	(4,359)	—	—	(4,359)
Interest expense, net	(6,285)	—	—	(6,285)
Loss on debt extinguishment	(513)	—	—	(513)
Gain on change in fair value of warrant liability	588	—	—	588
Gain on embedded derivative	388	—	—	388
Gain on disposition of property and equipment	57	—	—	57
Total other expenses	(10,124)	—	—	(10,124)
Loss before income taxes	(2,676)	619	—	(2,057)
Income tax benefit	$(449)	167	—	(282)
Net loss	$(2,227)	$452	$—	$(1,775)
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, and for interim periods within annual periods beginning after December 15, 2019. The amendments in this update are to be applied prospectively on or after the effective date. Management adopted this standard in the fourth quarter of 2019. The adoption of this standard had no material impact on the consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” to improve the effectiveness of disclosures in the notes to financial statements related to recurring or nonrecurring fair value measurements by removing amounts and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The new standard requires disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Management adopted this standard in the fourth quarter of 2019. The adoption of this standard only impacts disclosure and therefore, the adoption had no material impact on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and is meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. Management is currently assessing the impact of this pronouncement on its consolidated financial statements.
Note 4 – Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	December 31, 2019	January 1, 2019 *
Accounts receivable – trade	$105,373	$106,063
Allowance for doubtful accounts	(306)	(243)
Accounts receivable, net	$105,067	$105,820

Certain construction contracts include retainage provisions that were previously included in accounts receivable, net as of December 31, 2018, in our consolidated balance sheets.

* See Note 3 - Accounting Standards for the impact of adoption of new accounting standards.
Note 5 – Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2019	January 1, 2019 *	Change
Contract assets
Costs in excess of billings and estimated earnings	$44,315	$33,943	$10,372
Retainage receivable	32,873	29,867	3,006
Total contract assets	$77,188	$63,810	$13,378

Certain construction contracts include retainage provisions that were included in contract assets as of December 31, 2019 and in accounts receivable, net as of December 31, 2018, in our consolidated balance sheets.

Retainage receivable represents amounts invoiced to customers where payments have been partially withheld, typically 10%, pending the completion of certain milestones, satisfaction of other contractual conditions or the completion of the project. Retainage agreements vary from project to project and balances could be outstanding for several months or years depending on a number of circumstances such as contract-specific terms, project performance and other variables that may arise as the Company makes progress towards completion.

Contract assets represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Contract assets result when either: (1) the appropriate contract revenue amount has been recognized over time in accordance with ASC Topic 606, but a portion of the revenue recorded cannot be currently billed due to the billing terms defined in the contract, or (2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings.
The current estimated net realizable value on such items as recorded in contract assets in the consolidated balance sheets was $38.4 million and $23.1 million as of December 31, 2019 and 2018, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2019	January 1, 2019 *	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$40,662	$46,968	$(6,306)
Provisions for losses	1,708	1,848	(140)
Total contract liabilities	$42,370	$48,816	$(6,446)

Billings in excess of costs represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue.

Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.

The net overbilling (underbilling) position for contracts in process consisted of the following:

(in thousands)	December 31, 2019	January 1, 2019 *
Revenue earned on uncompleted contracts	726,215	737,043
Less: Billings to date	(722,562)	(750,068)
Net underbilling (overbilling)	3,653	(13,025)

(in thousands)	December 31, 2019	January 1, 2019 *
Costs in excess of billings and estimated earnings	44,315	33,943
Billings in excess of costs and estimated earnings	(40,662)	(46,968)
Net underbilling (overbilling)	3,653	(13,025)
* See Note 3 - Accounting Standards for the impact of adoption of new accounting standards.
During the years ended December 31, 2019 and 2018, we recorded revisions in our contract estimates for certain Construction and Service projects. For individual projects with revisions having a material gross profit impact, this resulted in 2019 gross profit write downs totaling $12.4 million on sixteen Construction projects, twelve of which were in the Southern California region for a total of $9.9 million and $1.4 million on a single Western Pennsylvania project. We also recorded an $0.4 million gross profit write down on a single Southern California region Service project. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in 2019 gross profit write ups totaling $4.7 million on ten Construction projects, including a gross profit write up of $0.4 million on a single Southern California Service project and $0.3 million on a single Mid-Atlantic region Service project. During the year ended December 31, 2018, the Company recorded revisions in contract estimates on fourteen Construction projects resulting in cumulative write downs of $16.6 million, ten of which were in the Mid-Atlantic region and $1.7 million on a single Mid-Atlantic Service project. Certain operating locations recorded revisions in gross profit write ups totaling $3.3 million on six Construction projects and $0.5 million on a single Service project during the year ended December 31, 2018.
Note 6 – Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2019	December 31, 2018
Land and improvements	$400	$400
Buildings and leasehold improvements	7,701	7,022
Machinery and equipment	18,853	14,165
Finance leases - vehicles (1)	11,081	10,748
Gross property and equipment	38,035	32,335
Less: Accumulated amortization on finance leases	(4,669)	(5,394)
Less: Accumulated depreciation	(12,079)	(6,414)
Property and equipment, net of accumulated amortization and depreciation	$21,287	$20,527

(1) See additional information provided in Note 15 - Leases.
Depreciation and amortization expense on property and equipment was $5.6 million for the year ended December 31, 2019 and $4.4 million for the year ended December 31, 2018.
Note 7 – Goodwill and Intangible Assets

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

•
The Company experienced significant negative operating cash flows during the nine months ended September 30, 2019, which the Company believes is attributable to delays experienced in resolving certain claims, unapproved change orders and project write-downs experienced in the Southern California region, resulting in management’s reevaluation of the long-term plans of the Company, specifically relating to reducing and eliminating certain large-scale construction projects as noted above;

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

On October 1, 2019, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair value of the Service reporting unit or indefinite-life intangible is less than its carrying value. In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value.

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

There were no impairment losses identified as a result of our October 1, 2019 impairment test.

Changes in the carrying amount of goodwill, by segment, consist of the following:

(in thousands)	Construction	Service	Total
December 31, 2018	$4,359	$6,129	$10,488
Third quarter 2019 impairment	(4,359)	—	(4,359)
December 31, 2019	$—	$6,129	$6,129

Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2019
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$—
Customer Relationships – Service	4,710	(2,655)	2,055
Favorable Leasehold Interests	530	(234)	296
Total amortized intangible assets	10,070	(7,719)	2,351
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,719)	$12,311

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2018
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$—

Customer Relationships – Service	4,710	(2,081)	2,629
Favorable Leasehold Interests	530	(166)	364
Total amortized intangible assets	10,070	(7,077)	2,993
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,077)	$12,953
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
Total amortization expense for these amortizable intangible assets was $0.6 million for the year ended December 31, 2019 and $1.3 million for the year ended December 31, 2018.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Asset	Amortization Method	Estimated Remaining Useful Life
Customer Relationships – Service	Pattern of economic benefit	11.0 years
Favorable Leasehold Interests	Straight line	9.17 years
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2020	$525
2021	431
2022	357
2023	245
2024	198
2025 and thereafter	595
Total	$2,351

Note 8 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2019	January 1, 2019 *
Accrued payroll and related liabilities	$4,999	$5,146
Accrued bonus and commissions	448	342
Accrued insurance liabilities	1,543	1,060
Accrued job costs	8,563	10,783
Bank overdraft	—	1,334
Legal settlements	—	32,578
Assurance-type warranty liabilities	2,886	2,400
Other accrued liabilities	1,606	2,558
Total	$20,045	$56,201

Our construction-type contracts regularly include warranties to end customers that guarantee the work performed against defects in workmanship and the material we supply. These standard warranties are assurance-type warranties and do not offer any additional services. Therefore, these assurance-type warranties are not considered separate performance obligations and the expected cost of assurance-type warranties are accrued as an expense within cost of sales.
Our reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2019	January 1, 2019 *
Balance at the beginning of the period	$2,400	$2,584
Accruals for warranties issued	272	436
Accruals related to pre-existing warranties (including changes in estimates)	1,691	465
Settlements made	(1,477)	(1,085)
Balance at the end of the period	$2,886	$2,400
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of January 1, 2019 and for the year ended December 31, 2019.

* See Note 3 - Accounting Standards for the impact of adoption of new accounting standards.
Note 9 – Debt
Long-term debt consists of the following obligations:

(in thousands)	December 31, 2019	January 1, 2019 *
Credit Agreement – revolver(1)	$—	$—
Bridge Term Loan – term loan payable in quarterly installments of principal, plus interest through April 2019(1)	—	7,736
Credit Agreement – term loan payable in quarterly installments of principal, plus interest through March 2020(1)	—	14,335
2019 Revolving Credit Facility	—	—
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	41,000	—
2019 Refinancing Term Loan embedded derivative	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.2% through 2024	6,585	5,272
Total debt	$47,585	$27,343
Less - Current portion of long-term debt	(4,425)	(3,203)
Less - Unamortized discount and debt issuance costs	(4,292)	(461)
Long-term debt	$38,868	$23,679
* See Note 3 for the impact of adoption of new accounting standards.
On April 12, 2019, the Company entered into the Refinancing Agreements (as defined below) and used the net proceeds to repay its existing indebtedness under the Credit Agreement (as defined below).
Maturities of long-term debt and finance leases at December 31, 2019 are as follows:

(in thousands)	Year ending December 31
2020	$4,425
2021	5,985
2022	36,557
2023	615
2024	3
Total	$47,585
Credit Agreement
Effective July 20, 2016, a subsidiary of the Company, Limbach Facility Services LLC (“LFS”) entered into the Credit Agreement. The Credit Agreement consisted of a $25.0 million revolving line of credit (“Credit Agreement Revolver”) and a $24.0 million term loan (“Credit Agreement Term Loan”), both with a maturity date of July 20, 2021. It was collateralized by substantially all of the assets of LFS and its subsidiaries. Principal payments of $750,000 on the term loan were due quarterly through June 30, 2018. Principal payments of $900,000 were due at the end of subsequent quarters through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the term loan and the revolving line of credit bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At December 31, 2018, the interest rates in effect were 6.62% on the Credit Agreement Term Loan and 8.12% on the Bridge Term Loan. There were no outstanding borrowings on the Credit Agreement Revolver at December 31, 2018.
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
The Company refinanced its Credit Agreement Revolver on April 12, 2019 under the 2019 Refinancing Agreement, described below and therefore had no amounts outstanding under its Credit Agreement at December 31, 2019.
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
2019 Refinancing Agreement - Interest Rates and Fees
The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At December 31, 2019 the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.
2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022 subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.
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
Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021, through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness as described in Item 9A of this Annual Report on Form 10-K no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).
2019 Refinancing Agreement – CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and December 31, 2019, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

Accounting for the 2019 Term Loans and CB Warrants

The CB Warrants represent a freestanding financial instrument that is classified as a liability because the CB Warrants meet the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants are not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represents a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability are required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. As the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, the $0.4 million embedded derivative was fully reversed at that date and is included in the consolidated statements of operations as a gain on embedded derivative. The CB Warrants liability is included in other long-term liabilities. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs is being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.3 million for the year ended December 31, 2019 and recorded an additional $0.7 million of interest expense for the amortization of the debt issuance costs for the year ended December 31, 2019.

The Company remeasured the fair value of the CB Warrants liability and embedded derivative liability as of December 31, 2019 and recorded any adjustments as other income (expense). The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively. For the year ended December 31, 2019, the Company recorded other income of $0.6 million and $0.4 million to reflect the change in fair values of the CB Warrants liability and the embedded derivative liability, respectively.
2019 ABL Credit Agreement
On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).
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
In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000, as described above in the Amendment Number One to 2019 Refinancing Agreement and Waiver. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties was required to pay a non-refundable waiver fee of $7,500.
Accounting for the 2019 ABL Credit Agreement

As of December 31, 2019, the Company had nothing drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.2 million for the amortization of debt issuance costs for the period ended December 31, 2019.
Note 10 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
At December 31, 2019 and December 31, 2018, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 Public Warrants; (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).

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
In 2018, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 142,881 RSUs under the 2016 Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives, an annual long-term incentive RSU award, and an RSU award to non-employee directors.
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
In 2019, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 274,851 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan (the "2016 Plan") to certain executive officers, non-executive employees and non-employee directors of the Company in the form of an annual ongoing long-term incentive RSU award (the “2019 Ongoing LTI RSU Award”), and an ongoing RSU award to non-employee directors (“2019 Ongoing Director RSU Award”). The 2019 Ongoing LTI RSU Award and 2019 Ongoing Director RSU Award only contain service-based awards.
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan (the “2019 Plan”). A total of 1,150,000 shares of the Company’s common stock were authorized and reserved for issuance under the 2019 Plan.
On January 4, 2019, the Company issued 50,222 shares of common stock in connection with the vesting of service-based RSU awards under the 2016 Plan.
On August 16, 2019, the Company issued 4,832 shares of common stock in connection with the vesting of service-based RSU awards under the 2019 Plan.
On September 4, 2019, the Company issued 40,993 shares of common stock in connection with the vesting of service-based RSU awards under the 2019 Plan.
Note 11 – Cumulative Redeemable Convertible Preferred Stock
The Company previously issued 400,000 shares of Class A preferred stock (the “Preferred Stock”) on July 20, 2016. Each share of Preferred Stock was convertible (at the holder’s election) into two shares of the Company’s common stock (as may be adjusted for any stock splits, reverse stock splits or similar transactions), representing a conversion price of $12.50 per share; provided, that such conversion was in compliance with Nasdaq’s listing requirements. The Preferred Stock ranked senior to all classes and series of outstanding capital stock. The Company agreed to not issue any other shares of capital stock that ranked senior or pari passu to the Preferred Stock while the Preferred Stock was outstanding, unless at least 30% of the proceeds from such issuance were used to redeem Preferred Stock. The holders of the Preferred Stock were, in priority to any other class or series of capital stock, entitled to receive, as and when declared by the board of directors fixed, cumulative, preferential dividends at a rate of: (i) 8% per annum in years one through three from issuance; (ii) 10% per annum in years four through five from issuance; and (iii) 12% per annum thereafter, payable in equal quarterly installments. Dividends on outstanding Preferred Stock accrued day to day from the date of issuance of the Preferred Stock. No dividends in excess of the accrued and unpaid preferred yield in respect of the Preferred Stock were permitted.
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
On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Reform Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Reform Act enactment date for companies to complete the accounting under ASC Topic 740 - Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC Topic 740 - Income Taxes is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. As of December 31, 2017, the Company had recorded its best estimate for the remeasurement of the deferred tax assets and liabilities. As of December 31, 2018, management recorded immaterial true-up adjustments to its year-end 2018 provisional estimates and believes that its income tax provision reflects guidance issued by the Internal Revenue Service.
The benefit from income taxes for December 31, 2019 and 2018 consists of the following:

	For the Years Ended
(in thousands)	December 31, 2019	December 31, 2018
Current tax provision
U.S. Federal	$69	$16
State and local	258	94
Total current tax provision	327	110

Deferred tax benefit
U.S. Federal	(356)	(421)
State and local	(253)	(324)
Total deferred tax benefit	(609)	(745)
Benefit from income taxes	$(282)	$(635)
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. As of December 31, 2019, the Company achieved three years of cumulative pre-tax income after considering permanent items and is forecasting future taxable income. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2019 and 2018.
The components of deferred tax assets (liabilities) were as follows:

(in thousands)	As of December 31, 2019	As of January 1, 2019
Deferred tax assets:
Accrued expenses	$850	$231
Allowance for doubtful accounts	81	64
Intangibles	987	1,186
Goodwill	4,257	3,613
Startup costs	101	112
Deferred rent	—	184
Percentage of completion	105	67
Stock-based compensation	679	566
Net operating losses and credits	841	1,434
Interest	507	289
Lease liabilities	5,960	—
Other	176	40
Total deferred tax assets	14,544	7,786

Deferred tax liabilities:
Fixed assets	(3,897)	(3,610)
Right-of-use assets	(5,586)	—
Debt discounts	(275)	—
Total deferred tax liabilities	(9,758)	(3,610)

Net deferred tax asset	$4,786	$4,176
At December 31, 2019, the Company had tax-effected federal net operating loss carryforwards of approximately $1.1 million which can be carried forward indefinitely. At December 31, 2018, there were $1.2 million in net operating loss carryforwards.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	0.8%	5.5%
Change in uncertain tax benefits	(8.0)%	—%
Stock based compensation – restricted stock	(7.5)%	(1.2)%
Return to provision adjustment	4.8%	7.3%
Permanent differences	(9.8)%	(12.4)%
Tax credits	10.8%	5.2%
Other	1.6%	0.2%
Effective tax rate	13.7%	25.6%

The Company is subject to taxation in various jurisdictions. The Company’s 2016 through 2018 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2016 and forward.

The Company has recorded a liability for unrecognized tax benefits related to tax positions taken on its various income tax returns in open tax periods. If recognized, the entire amount of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The total unrecognized tax benefits are expected to be reduced by $0.4 million within the next 12 months. Interest and penalties related to uncertain income tax positions are included as a component of income tax expense in the consolidated financial statements.

The following is a reconciliation of the beginning and ending unrecognized tax benefits:

	December 31, 2019	December 31, 2018
Balance at beginning of period	$—	$—
Gross increases in prior period tax positions	722	—
Gross increases in current period tax positions	408	—
Balance at end of period	$1,130	$—

Of the unrecognized tax benefits, a liability of $0.4 million for unrecognized tax benefits, including accrued interest and penalties, was included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets. The remaining amount of $0.7 million would be settled through the utilization of net operating loss and other carry over attributes and is reflected as a reduction of the deferred tax assets on the accompanying consolidated balance sheets. The amount of interest and penalties charged or credited to income tax expense as a result of the unrecognized tax benefits was not significant during the year ended December 31, 2019.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. The Company had a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019 and another single Construction segment customer that accounted for approximately 18% of consolidated total revenues for the year ended December 31, 2018.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service including interest.

Segment information for the periods presented is as follows:

	For the Years Ended
	December 31, 2019	December 31, 2018
(in thousands)
Statement of Operations Data:
Revenue:
Construction	$438,196	$438,229
Service	115,138	108,297
Total revenue	553,334	546,526

Gross profit:
Construction	43,493	36,721
Service	28,384	22,710
Total gross profit	71,877	59,431

Selling, general and administrative expenses:
Construction	28,356	27,307
Service	17,367	15,003
Corporate	17,445	14,779
Total selling, general and administrative expenses	63,168	57,089
Amortization of intangibles	642	1,272
Operating income	$8,067	$1,070

Operating income for reportable segments	$8,067	$1,070
Other expenses:
Impairment of goodwill (Construction)	(4,359)	—
Less Unallocated amounts:
Interest expense	(6,285)	(3,305)
Loss on debt modification	—	(335)
Loss on debt extinguishment	(513)	—
Gain on change in fair value of warrant liability	588	—
Gain on embedded derivative	388	—
Gain (loss) on sale of property and equipment	57	90
Total unallocated amounts	(5,765)	(3,550)
Total consolidated income (loss) before income taxes	$(2,057)	$(2,480)

Other Data:
Depreciation and amortization:
Construction	$3,738	$2,812
Service	997	749
Corporate	1,551	2,122
Total other data	$6,286	$5,683
Note 14 – Commitments and Contingencies
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
LFS and Harper, wholly owned subsidiaries of the Company, are parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. During the course of the litigation, the plaintiffs made settlement demands within LFS and Harper’s insurance coverage limits. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss the lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts were paid entirely by the Company’s insurance carriers. The Company will not have any monetary exposure. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs have been included in the captions labeled as other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2018 and were subsequently paid in February 2019.

On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. – North, filed a Demand for Arbitration against our wholly owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $400,000 based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages in excess of $1.0 million caused by Lanzo’s deficient performance, including the need to hire a replacement subcontractor to finish and/or remediate portions of Lanzo’s work.  A binding arbitration proceeding is anticipated later in 2020.

On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company intends to vigorously defend the suit.  Trial is expected later in 2020.
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2019, we had approximately $116.0 million in Surety Bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
Collective Bargaining Agreements. Many of the Company’s craft labor employees are covered by collective bargaining agreements. The agreements require the Company to pay specified wages, provide certain benefits, and contribute certain amounts to multi-employer pension plans. If the Company withdraws from any of the multi-employer pension plans or if the plans were to otherwise become underfunded, the Company could incur additional liabilities related to these plans. Although the Company has been informed that some of the multi-employer pension plans to which it contributes have been classified as “critical” status, the Company is not currently aware of any significant liabilities related to this issue. See Note 19 – Multiemployer Pension Plans in the notes to consolidated financial statements for further discussion.

Note 15 - Leases

The Company leases real estate, trucks and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased vehicles. For all leased asset classes, the Company has elected to not separate non-lease components from lease components and will account for each separate lease component and non-lease component associated with the lease as a single lease component. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For our leased vehicles, the Company uses the incremental borrowing rate in its leases with the lessor to discount lease payments at the lease commencement date. When the stated rate is not readily available, as is the case with our real estate leases, the Company uses quoted borrowing rates on our secured debt.
The following table summarizes the lease amounts included in our consolidated balance sheets as of December 31, 2019:

(in thousands)	Classification on the Consolidated Balance Sheet	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (a)	$21,056
Finance	Property, plant and equipment, net (b)	6,412
Total lease assets		$27,468

Liabilities
Current
Operating	Current operating lease liabilities	$3,750
Finance	Current portion of long-term debt	2,424
Noncurrent
Operating	Long-term lease liabilities	18,247
Finance	Long-term debt	4,161
Total lease liabilities		$28,582
(a) Operating lease assets are recorded net of accumulated amortization of $8.5 million.
(b) Finance lease assets are recorded net of accumulated amortization of $4.7 million.

The following table summarizes the lease costs included in our consolidated statements of operations for the year ended December 31, 2019:

(in thousands)	Classification on the Consolidated Statement of Operations	December 31, 2019
Operating lease cost	Cost of revenue(a)	$3,497
Operating lease cost	Selling, general and administrative expenses(a)	1,351
Finance lease cost
Amortization	Cost of revenue(b)	2,517
Interest	Interest expense, net(b)	333
Total lease cost		$7,698
(a) Operating lease costs recorded in cost of sales includes $0.7 million of variable lease costs for the year ending December 31, 2019. In addition, $0.2 million of variable lease costs are included in selling, general and administrative expenses. These variable costs consist of our proportionate share of operating expenses, real estate taxes, and utilities.
(b) Finance lease costs recorded in cost of revenue includes $2.9 million of variable leases costs for the year ending December 31, 2019. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of the year ended December 31, 2019 were as follows (in thousands):

Year ending December 31:	Finance Leases	Operating Leases
2020	$2,736	$4,721
2021	2,172	4,500
2022	1,642	4,331
2023	630	3,287
2024	3	2,685
Thereafter	—	6,101
Total minimum lease payments	$7,183	$25,625
Amounts representing interest	(598)
Present value of net minimum lease payments	$6,585

The following is a summary of the lease terms and discount rates as of December 31, 2019:

December 31, 2019
Weighted average lease term (in years)
Operating	6.20
Finance	2.96

Weighted average discount rate
Operating	4.80%
Finance	5.69%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the year ended December 31, 2019:

(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,722
Operating cash flows from finance leases	333
Financing cash flows from finance leases	2,469
Right-of-use assets exchanged for lease liabilities
Operating leases	$3,355
Finance leases	3,578
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$1,651
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(78)

Note 16 – Self-Insurance
The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit of $4.2 million per year.
The components of the self-insurance as of December 31, 2019 and December 31, 2018 are as follows:

(in thousands)	December 31, 2019	December 31, 2018
Current liability — workers' compensation and general liability	$703	$352
Current liability — medical and dental	821	607
Non-current liability	382	820
Total liability	$1,906	$1,779
Restricted cash	$113	$113
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 17 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.3 million for the year ended December 31, 2019, as compared to $2.0 million for the year ended December 31, 2018. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2019 or 2018.
Note 18 – Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

As of December 31, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $504.2 million and $41.9 million, respectively.
We estimate that 68% and 96% of our Construction and Service segment remaining performance obligations as of December 31, 2019, respectively, will be recognized as revenue during 2020, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s service agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
Note 19 – Multiemployer Pension Plans
The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2019, approximately 50% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $44.6 million for the year ended December 31, 2019, as compared to $43.8 million for the year ended December 31, 2018.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2018 for the 2019 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)		Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
		2019	2018		2019	2018
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	$1,101	$1,763	No	N/A	Jul-22
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Yellow	Yellow	Implemented	1,140	1,480	Yes	N/A	May-25
Plumbers and Pipefitters National Pension Fund	52-6152779 / 001	Yellow	Yellow	Implemented	1,040	1,443	No	N/A	Ranging from May-20 - Aug-26
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Yellow	Yellow	Implemented	1,369	1,393	No	N/A	May-22
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	1,908	1,392	No	N/A	Jun-20
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001	Yellow	Yellow	Implemented	1,509	1,283	No	N/A	Ranging from Apr-20 – June-23
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Yellow	Yellow	Implemented	1,033	1,217	Yes	N/A	May-21
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Yellow	Yellow	Implemented	927	1,133	Yes	N/A	May-23
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	825	902	No	No	May-20
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,579	805	No	N/A	Aug-21

Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	544	637	Yes	N/A	May-22
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Yellow	Yellow	Implemented	645	535	Yes	N/A	May-21
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	1,015	529	No	N/A	Aug-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	341	404	No	N/A	May-21
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	322	277	No	N/A	Aug-21
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Yellow	Yellow	Implemented	350	235	No	N/A	Apr-20
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Yellow	Red	Implemented	217	194	No	N/A	May-23
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	399	163	No	N/A	Apr-24
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Yellow	Orange	Implemented	49	119	No	N/A	Oct-21
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	105	110	No	N/A	May-21
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	144	93	No	N/A	Aug-24
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green	Green	N/A	44	93	No	N/A	Dec-19
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	185	38	No	N/A	May-23
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	38	26	No	Yes	Apr-20
Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow	Yellow	Implemented	17	19	No	N/A	May-20
Plumbers Local 27 Pension Fund	25-6034928 / 001	Green	Green	N/A	56	18	No	N/A	May-23
All other plans (8 as of December 31, 2019)					150	138

Total Contributions	$17,052	$16,439
Note 20 – Management Incentive Plans
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the 2019 Plan. The 2019 Plan intends to: (a) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share based awards, other cash-based awards or any combination of the foregoing.
The Company has reserved 1,150,000 shares of its common stock for issuance under the 2019 Plan. The number of shares issued or reserved pursuant to the Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards

The Company grants service-based stock awards in the form of restricted stock units ("RSUs"). Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2018	176,965	$13.25
Granted	81,574	13.37
Vested	(77,084)	13.25
Forfeited	(8,368)	13.32
Unvested at December 31, 2018	173,087	$13.30
Granted	268,851	6.32
Vested	(103,381)	12.99
Forfeited	(9,982)	8.58
Unvested at December 31, 2019	328,575	$7.83
Performance-Based Awards

The Company grants performance-based restricted stock units ("PRSUs") under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the compensation committee of the board of directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over a 3-year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions.
In 2019 and 2018, the Company granted 6,000 and 61,307 PRSUs, respectively, to its executives and certain employees under the Plan.

For PRSUs granted on or prior to December 31, 2018, the Company has not recognized any stock-based compensation expense to-date related to these awards based on the Company’s determination that achievement of the minimum performance goal was not probable as of each reporting period.
For the PRSUs granted in 2017, the performance conditions were not met over the 3-year period ending December 31, 2019. As such, all remaining PRSUs outstanding under the aforementioned tranche of awards were forfeit as of December 31, 2019.
The following table summarizes our PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2018	66,500	$13.25
Granted	61,307	13.44
Vested	—	—
Forfeited	(3,750)	13.25
Unvested at December 31, 2018	124,057	$13.34
Granted	6,000	4.98
Vested	—	—
Forfeited	(67,750)	13.27
Unvested at December 31, 2019	62,307	$12.62
Market-Based Awards
In 2017, the Company granted 146,500 market-based restricted stock units (“MRSUs”) to its executives and certain employees. The vesting of the MRSUs is contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty (80) consecutive trading days during the 3-year period commencing on August 1, 2018 and concluding on July 31, 2021. Any MRSUs earned under this grant will vest upon the compensation committee’s determination and certification of the achievement of the performance goal, subject to the participant’s continuous service with the Company, except as may otherwise be provided in the participant’s employment or other services agreement with the Company. If the market condition is not met but the service condition is met, the MRSUs will not vest; however, any compensation expense we have recognized to date will not be reversed. Additionally, any compensation cost will be reversed if a participant terminates their employment prior to achievement of the performance vesting date. The Company estimated the fair value and derived service period of the MRSUs on the grant date using a Monte Carlo simulation model.
The following table summarizes our MRSU activity for the fiscal years ended December 31, 2019 and December 31, 2018:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2018	146,500	$6.58
Granted	—	—
Vested	—	—
Forfeited	(6,000)	6.58
Unvested at December 31, 2018	140,500	$6.58
Granted	—	—
Vested	—	—
Forfeited	(15,500)	6.58
Unvested at December 31, 2019	125,000	$6.58
The table below sets forth the assumptions used within the Monte Carlo simulation model to value the MRSU awards:

Risk-free interest rate	1.56%
Dividend yield	0%
Remaining performance period (years)	3.92
Expected volatility	28.54%
Estimated grant date fair value (per share)	$6.58
Derived service period (years)	1.96
Total recognized stock-based compensation expense amounted to $1.8 million for the year ended December 31, 2019 and $2.2 million for the year ended December 31, 2018. The aggregate fair value as of the vest date of restricted stock units that vested during the years ended December 31, 2019 and 2018 was $0.6 million and $1.0 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $0.9 million at December 31, 2019. These costs are expected to be recognized over a weighted average period of 1.13 years.
Note 21 – Subsequent Events

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of an economic recession. In response to the COVID-19 outbreak, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have been and remain applicable to Limbach's operations in different ways, often varying by state. In some instances, these orders have resulted in shutdowns of Construction and Service projects. In limited instances, project owners have chosen to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continues to staff its projects and perform work. However, as Limbach's operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn. The duration of these measures is unknown and may be extended, and additional measures may be necessary. Our year-end financial results do not reflect the adverse impact of the COVID-19 pandemic, as our business first experienced the impact of the COVID-19 economic slowdown at the end of our first fiscal quarter. The New England region was the only branch where all construction activity was prohibited for a period of time. However, on April 16, 2020, the mayor of Boston (where the majority of the New England region's activity is located) announced that construction would resume in May. In addition to project suspensions in the New England region, each of the Company's other branches experienced select project suspensions and were adversely impacted. In the Service segment, the branches are experiencing a slowdown in some types of work due to restrictions on building access. However, as building access returns, the branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects.

As a result of the events stated above, management performed a complete reforecast of its 2020 and 2021 financial plans. We assessed a variety of factors, including but not limited to, Construction and Service projects currently being impacted or delayed, anticipated and/or announced restart dates for impacted projects by local and state governments, construction industry financial forecasts for the remainder of 2020, and the impact of certain cost-cutting measures implemented during the end of the Company's first fiscal quarter. Based on these factors we assumed a measured recovery in revenue and gross profit commencing in May and returning to normal revenue and gross profit levels in Q4 2020. However, it is difficult to identify the nature and extent of the COVID-19 impacts and fully estimate any costs associated therewith. The impacts are expected to become more defined over time and any actual cost impact is more readily discernible as projects evolve. Based on the reforecast, management projects compliance with the financial covenants associated with its credit agreements.

While management has used all currently available information in its forecasts and have considered recent market data published by the FMI, the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, prospects and the trading prices of our securities in the near-term and beyond 2020.

During the first quarter of 2020, we have taken several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

Identification of projects that have been shut down and methods for seeking to preserve any contractual entitlement that may exist;
Establishment of a task force to identify possible types and areas of impact from COVID-19 for both shutdown and continuing operations;
Examination of the Company's productivity and potential impact on gross profit as a result of COVID-19;
Implementation of the Company's pandemic response plan;
Implemented furlough, work schedule reduction plans and permanent reductions in force;
Suspension of all discretionary, non-essential expenditures, including by not limited to, auto allowances, deferral of rent ranging between 1 and 3 months, 10% salary reduction for a select group of Corporate and region management and cost reduction opportunities identified by our external consultant; and
Continued our hiring freeze.

In addition to the above actions, we have taken steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees and have instituted daily mandatory safety talks for all employees; emphasized more frequent washing of hands and tools, social distancing, wearing masks and work protocols.
The Company's existing current backlog is projected to provide substantial coverage of forecasted construction revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization, in response to the COVID-19 pandemic) along with borrowings available under our 2019 Refinancing Agreement and 2019 ABL Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements). In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities. If current economic conditions decline materially from information presently available or if project shutdowns extend into the fourth quarter or the first quarter of 2021, the Company could be unable to meet its financial covenants, which would cause an event of default thereby classifying its debt as current. If the lenders were to call the debt, the Company might not have the available working capital to satisfy its outstanding debt obligations.
During the first quarter of 2020, the Company granted 84,500 service-based RSUs and 84,500 performance-based PRSUs to certain employees and executives, and 19,200 service-based RSUs to the Company's non-employee directors, under the Limbach Holdings, Inc. Omnibus Incentive Plan.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Corporation's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures : Our management carried out, as of December 31, 2019, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness Remediation: At December 31, 2018, we reported a material weakness that our controls over monthly project reviews and the review of our work-in-process schedule did not operate effectively during the year ended December 31, 2018. Specifically, in certain instances, management determined that monthly project reviews were ineffective in properly identifying project claim and pending change order (“PCO”) situations, thereby resulting in improper and untimely accounting for these issues. In those instances, our primary controls did not operate at a precision level sufficient to detect errors in project accounting. During 2019 management documented uniform minimum standards to be followed in connection with the accounting treatment for PCO’s, enforced execution of monthly project reviews for significant projects, reviewed branches’ work-in-process schedules, trained related personnel regarding these standards and implemented internal controls to ensure PCO’s were properly classified and accounted for, monthly project reviews for significant projects completed and reconcilement of monthly project reviews to the work-in-process schedule. Accordingly, this material weakness has been fully remediated.
Changes in Internal Control Over Financial Reporting: Effective December 31, 2019, management adopted ASC Topic 606, Revenue from Contracts with Customers at January 1, 2019. We implemented changes to our processes related to revenue recognition and the related control activities. These changes included the development of a revised revenue recognition policy based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering information provided for disclosures.
Also effective December 31, 2019, management implemented ASC Topic 842, Leases. We implemented changes to our processes related to contract evaluations, operating lease asset and liability recognition, and the related control activities. These included the development of new policies, training, ongoing contract review requirements, and gathering information provided for disclosures.
There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
This annual report does not include an integrated audit report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (non-accelerated filer) to provide only management's report in this annual report.
Item 9B. Other Information
Our Board of Directors has established Tuesday, July 14, 2020 as the date of our 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”). The 2020 Annual Meeting will be held at the offices of Harper Limbach LLC, 5102 W. Laurel Street, Suite 800, Tampa, Florida 33607, at 9:00 a.m., local time. Stockholders of record at the close of business on Monday, May 18, 2020 will be entitled to vote at the 2020 Annual Meeting.

Because the date of the 2020 Annual Meeting has been advanced by more than 30 calendar days from the date of the preceding year’s annual meeting, in accordance with Rule 14a-5(f) under the Exchange Act, we are informing stockholders of certain dates related to the 2020 Annual Meeting.

Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy materials for the 2020 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin printing and mailing the proxy materials for the 2020 Annual Meeting.

As such, the new deadline for submission of proposals to be included in the proxy materials or otherwise to be considered at the 2020 Annual Meeting is the close of business on Monday, May 27, 2020, which we consider a reasonable time before we will begin printing and mailing proxy materials and is the 13th day following the date of filing of this Annual Report. Proposals should be addressed to our General Counsel at 1251 Waterfront Place, Suite 201, Pittsburgh, Pennsylvania 15222. Any such proposal must (i) meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy materials for the 2020 Annual Meeting and (ii) contain the information specified in, and otherwise comply with, our bylaws. We may omit any proposal from the proxy materials that does not comply with the SEC’s rules.

Because of the uncertainties surrounding the impact of the COVID-19 pandemic, we are planning for the possibility that the 2020 Annual Meeting may be held solely by means of remote communication. If we take this step, we will announce the decision to do so in advance of the 2020 Annual Meeting, and details on how to participate in the webcast will be set forth in a press release issued by us and available at www.limbachinc.com.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated herein by reference to the material under the captions “Proposal No. 1: Election of Directors - Directors and Executive Officers" and “Board of Directors and Corporate Governance” in the Proxy Statement.
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
Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions "Board of Directors and Corporate Governance – Director Compensation" and "Executive Compensation" in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement; and Note 10 – Equity and Note 20 – Management Incentive Plans in the Notes to Consolidated Financial Statements in Item 8 of this Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated herein by reference to the material under the captions “Related Person Policy and Transactions” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this item is incorporated herein by reference to the material under the caption “Audit-Related Matters” in the Proxy Statement.

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

10.5
First Amendment to Credit Agreement, Limited Waiver and Consent, dated as of December 15, 2016, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors partly thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

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

10.12
Limited, Conditional and Temporary Waiver and Amendment Related to Loan Documents, dated as of November 19, 2018 by and among Limbach Facility Services LLC, Limbach Holdings LLC, the Company, the other Guarantors party thereto, the Lenders party thereto and Fifth Third Bank, as Administrative Agent and L/C Issuer ((incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019)..

10.13*
Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232407) filed with the U.S. Securities and Exchange Commission on June 27, 2019).

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

10.23†
Financing Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the lenders from time to time party thereto, Cortland Capital Market Services LLC, as collateral agent and administrative agent, CB Agent Services LLC, as origination agent, and the other parties party thereto (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.24†
Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Guarantors party thereto and Cortland Capital Market Services LLC, as collateral agent (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.25†
ABL Credit Agreement, dated as of April 12, 2019, by and among the Company, Limbach Holdings LLC, Limbach Facility Services LLC, the other borrowers party thereto, the lenders from time to time party thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.26†
Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Guarantors party thereto and Citizens Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.27*
Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan, dated as of April 29, 2019 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232407) filed with the U.S. Securities and Exchange Commission on June 27, 2019).

10.28*
Offer Letter, dated September 29, 2019, by and between the Company and Jayme Brooks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2019).

10.29*
Separation Agreement, dated as of October 23, 2019, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on October 30, 2019.)

10.30
Amendment Number One to Financing Agreement and Waiver, dated November 14, 2019, by and among Limbach Holdings, Inc., Limbach Holdings LLC, Limbach Facility Services LLC, the other Guarantors party thereto, the Lenders party thereto and Cortland Capital Market Services LLC, as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q (File No 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2019).

10.31
Amendment Number One to ABL Financing Agreement and Waiver, dated November 14, 2019, by and among Limbach Holdings, Inc., Limbach Holdings LLC, Limbach Facility Services LLC, the other Guarantors party thereto, the Lenders party thereto and Citizens Bank, N.A., as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q (File No 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2019).

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
(c) Financial Statement Schedules. Included in Item 15(a)(2) above.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III
President, Chief Executive Officer and Director
Date: May 12, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles A. Bacon, III and Jayme L. Brooks and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	May 12, 2020
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Chief Financial Officer	May 12, 2020
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	May 12, 2020
Gordon G. Pratt

/s/ Larry G. Swets, Jr	Director	May 12, 2020
Larry G. Swets, Jr

/s/ Michael F. McNally	Director	May 12, 2020
Michael F. McNally

/s/ Norbert W. Young	Director	May 12, 2020
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	May 12, 2020
Laurel J. Krzeminski

/s/ Joshua S. Horowitz	Director	May 12, 2020
Joshua S. Horowitz