Form 10-K/A
period 2019-12-31
Limbach Holdings, Inc.
filed 2020-05-14
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Limbach Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020 (the “Original Filing”), to disclose that we had filed the Original Filing with the SEC after the filing deadline applicable to us for the filing of an Annual Report on Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC Under Section 36 of the Securities Exchange Act of 1034 Granting Exemption from Specified Provisions of the Exchange Act and Certain Rules Thereunder (Release No. 34088318), as modified by an order issued by the SEC under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (collectively, the "Order").
On March 24, 2020, we filed a Current Report on Form 8-K with the SEC to indicate our intention to rely on the Order for the extension of the filing of the Original Filing. Consistent with our statements made in the Form 8-K filing, we were unable to file the Original Filing until May 12, 2020 because operations and business have experienced disruption due to the unprecedented conditions surrounding the Coronavirus (COVID-19) pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations. Management, at the time, was unable to timely review and prepare the Annual Report or determine COVID-19’s impact on the Company’s financial statements for the 2019 fiscal year.
Our principal executive officer and principal financial officer are providing currently dated certifications as required under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. These certifications are filed as Exhibits 31.1 and 31.2.  We are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002, as there are no financial statements included in this Form 10-K/A.
Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Filing. This Form 10-K/A should be read in conjunction with the Original Filing and with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.
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
Date: May 14, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	May 14, 2020
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Chief Financial Officer	May 14, 2020
Jayme L. Brooks	(principal financial and accounting officer)

*	Director and Chairman	May 14, 2020
Gordon G. Pratt

*	Director	May 14, 2020
Larry G. Swets, Jr

*	Director	May 14, 2020
Michael F. McNally

*	Director	May 14, 2020
Norbert W. Young

*	Director	May 14, 2020
Laurel J. Krzeminski

*	Director	May 14, 2020
Joshua S. Horowitz