Form 10-Q
period 2020-03-31
Limbach Holdings, Inc.
filed 2020-06-15
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of June 14, 2020, there were 7,853,377 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.
Form 10-Q

EXPLANATORY NOTE

In light of the circumstances and uncertainty surrounding the effects of the Coronavirus (“COVID-19”) pandemic on the business, customers, employees, subcontractors and supply chain, consultants, service providers, stockholders, investors and other stakeholders of Limbach Holdings, Inc. (the “Company”), the Company’s board of directors and management has determined that it was necessary to delay the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), originally due on May 14, 2020, in reliance on the U.S. Securities and Exchange Commission’s (“SEC”) March 24, 2020 Order (Release No. 34-88465) (the “Order”), which allows for the delay of certain filings required under the Securities Exchange Act of 1934, as amended.

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere, causing disruptions to the Company’s business operations, and management, at that time, was unable to compile and timely review certain information required to file the Quarterly Report by May 14, 2020 without unreasonable effort or expense. As such, the Company has relied upon the 45-day extension period provided by the Order to delay filing its Quarterly Report.

Part I
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$10,697	$8,344
Restricted cash	113	113
Accounts receivable, net	112,392	105,067
Contract assets	69,670	77,188
Income tax receivable	2,012	494
Other current assets	4,498	4,174
Total current assets	199,382	195,380

Property and equipment, net	20,713	21,287
Intangible assets, net	12,168	12,311
Goodwill	6,129	6,129
Operating lease right-of-use assets	20,398	21,056
Deferred tax asset	3,765	4,786
Other assets	599	668
Total assets	$263,154	$261,617

LIABILITIES
Current liabilities
Current portion of long-term debt	$5,376	$4,425
Current operating lease liabilities	3,864	3,750
Accounts payable, including retainage	80,497	86,267
Contract liabilities	48,408	42,370
Accrued expenses and other current liabilities	21,408	20,057
Total current liabilities	159,553	156,869
Long-term debt	38,031	38,868
Long-term operating lease liabilities	17,499	18,247
Other long-term liabilities	958	763
Total liabilities	216,041	214,747
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,793,863 issued and outstanding at March 31, 2020 and 7,688,958 at December 31, 2019	1	1
Additional paid-in capital	56,852	56,557
Accumulated deficit	(9,740)	(9,688)
Total stockholders’ equity	47,113	46,870
Total liabilities and stockholders’ equity	$263,154	$261,617
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2020	2019
(in thousands, except share and per share data)		(As Recast)
Revenue	$138,772	$133,746
Cost of revenue	120,548	114,123
Gross profit	18,224	19,623
Operating expenses:
Selling, general and administrative expenses	16,799	16,045
Amortization of intangibles	143	175
Total operating expenses	16,942	16,220
Operating income	1,282	3,403
Other income (expenses):
Interest expense, net	(2,158)	(833)
Gain on disposition of property and equipment	29	12
Gain on change in fair value of warrant liability	161	—
Total other expenses	(1,968)	(821)
Income (loss) before income taxes	(686)	2,582
Income tax provision (benefit)	(634)	735
Net income (loss)	$(52)	$1,847
Earnings Per Share (“EPS”)
Income (loss) per common share:
Basic	$(0.01)	0.24
Diluted	$(0.01)	0.24
Weighted average number of shares outstanding:
Basic	7,797,673	7,643,133
Diluted	7,797,673	7,667,913
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	$1	$56,852	$(9,740)	$47,113

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Cumulative effect of accounting change - ASC Topic 606	—	—	—	639	639
Cumulative effect of accounting change - ASC Topic 842	—	—	—	(128)	(128)
Stock-based compensation	—	—	367	—	367
Shares issued related to vested restricted stock units	50,222	—	—	—	—
Net income	—	—	—	1,847	1,847
Balance at March 31, 2019 (As Recast)	7,643,133	$1	$55,158	$(6,066)	$49,093
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2020	2019
(in thousands)		(As Recast)
Cash flows from operating activities:
Net (loss) income	$(52)	$1,847
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	1,504	1,413
Provision for doubtful accounts	8	10
Stock-based compensation expense	295	367
Noncash operating lease expense	1,002	882
Amortization of debt issuance costs	540	184
Deferred income tax (benefit) provision	1,021	616
Gain on sale of property and equipment	(29)	(12)
Gain on change in fair value of warrant liability	(161)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,333)	4,027
Contract assets	7,518	(2,074)
Other current assets	(320)	29,803
Other assets	—	(913)
Accounts payable, including retainage	(5,771)	(3,641)
Prepaid income taxes	(1,518)	428
Accrued taxes payable	(11)	137
Contract liabilities	6,038	(6,521)
Operating lease liabilities	(978)	(879)
Accrued expenses and other current liabilities	1,407	(29,668)
Other long-term liabilities	357	(138)
Net cash provided by (used in) operating activities	3,517	(4,132)
Cash flows from investing activities:
Proceeds from sale of property and equipment	36	13
Advances to joint ventures	(3)	—
Purchase of property and equipment	(501)	(584)
Net cash used in investing activities	(468)	(571)
Cash flows from financing activities:
Increase in bank overdrafts	—	(1,333)
Payments on Credit Agreement term loan	—	(900)
Proceeds from Credit Agreement revolver	—	17,500
Payments on Credit Agreement revolver	—	(7,000)
Proceeds from 2019 Revolving Credit Facility	7,250	—
Payments on 2019 Revolving Credit Facility	(7,250)	—
Payments on Bridge Term Loan	—	(250)
Payments on finance leases	(652)	(550)
Payments of debt issuance costs	—	(550)
Taxes paid related to net-share settlement of equity awards	(44)	(29)

Net cash (used in) provided by financing activities	(696)	6,888
Increase in cash, cash equivalents and restricted cash	2,353	2,185
Cash, cash equivalents and restricted cash, beginning of period	8,457	1,732
Cash, cash equivalents and restricted cash, end of period	$10,810	$3,917
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,509
Right of use assets obtained in exchange for new finance lease liabilities	337	706
Right of use assets disposed or adjusted modifying operating lease liabilities	344	—
Right of use assets disposed or adjusted modifying finance lease liabilities	(41)	—
Interest paid	$1,607	$596
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Organization and Plan of Business Operations
Limbach Holdings, Inc. (the “Company,” “we” or “us”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed on July 20, 2016, as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company’s condensed consolidated financial statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including LHLLC, Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.
We operate in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily heating, ventilation, and air conditioning (“HVAC”), plumbing, or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing or electrical systems. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, sports and entertainment, infrastructure, government, hospitality, commercial, manufacturing, mission critical, and industrial manufacturing. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended, declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We ceased to qualify as an emerging growth company on December 31, 2019. Accordingly, we are required to comply with new or revised financial accounting standards as a public business entity.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have been and remain applicable to Limbach's operations in different ways, often varying by state. In some instances, these orders continue to result in shutdowns of certain projects in our Construction and Service segments. In limited instances, project owners have chosen to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continues to staff its projects and perform work. However, as Limbach's operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn. The duration of these measures and the impact of COVID-19 is unknown and may be extended, and additional measures may be necessary. The New England region was the only branch where all construction activity was prohibited for a period of time. In addition to project suspensions in the New England region, each of our other branches experienced select project suspensions and were adversely impacted by COVID-19 related regulation. However, in May, much of the COVID-19 regulations that caused shutdowns of projects in the New England region were lifted and the majority of the projects that were suspended in that region resumed operations, as well as the majority of other projects that were impacted by similar suspensions in each of our other branches also resumed. In the Service segment, the branches are currently experiencing a slowdown in some types of work due to restrictions on building access. However, as building access returns, the branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects.
During the first quarter of 2020, we have taken several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

•	Identification of projects that have been shut down and methods for seeking to preserve any contractual entitlement that may exist;

•	Establishment of a task force to identify possible types and areas of impact from COVID-19 for both shutdown and continuing operations;

•	Examination of the Company's productivity and potential impact on gross profit as a result of COVID-19;

•	Implementation of the Company's pandemic response plan;

•	Implemented our furlough and work schedule reduction plans, as well as permanent reductions in force;

•
Suspended substantially all discretionary, non-essential expenditures, including but not limited to, auto allowances, deferral of rent ranging between 1 and 3 months, 10% salary reduction for a select group of Corporate and regional management and cost reduction opportunities identified by our external consultant; and

•	Continued our hiring freeze.
In addition to the above actions, we have taken steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees and have instituted daily mandatory safety talks for all employees; emphasized more frequent washing of hands and tools, social distancing, wearing masks and work protocols.
As a result of the events stated above, management performed a reforecast of its 2020 and 2021 financial plans. We assessed a variety of factors, including but not limited to, projects in our Construction and Service segments currently being impacted or delayed, anticipated and/or announced restart dates for impacted projects by local and state governments, construction industry financial forecasts for the remainder of 2020, and the impact of certain cost-cutting measures implemented during the end of the our first fiscal quarter. Based on these factors we assumed a measured recovery in revenue and gross profit commencing in May and returning to normal revenue and gross profit levels in Q4 2020. However, it is difficult to identify the nature and extent of the COVID-19 impacts and fully estimate any costs associated with its impacts. We believe these impacts will become more defined over time and any actual cost impacts are expected to be more readily discernible as projects continue to progress towards completion. Based on management's current reforecast, management projects compliance with the financial covenants associated with its current credit agreements for the next 12 months.
While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020.
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees and other government programs to support companies affected by the COVID-19 pandemic and their employees. We continue to review and consider any available potential benefit under the CARES Act for which we qualify, if any.
Note 2 – Significant Accounting Policies
Basis of Presentation
Condensed Consolidated Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020.

Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020, and its results of operations and its cash flows for the three months ended March 31, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements filed with the SEC on May 12, 2020, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Note 3 – Accounting Standards
Recently Adopted Accounting Standards

New Revenue Recognition Standard

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the quarter-ended March 31, 2019 has been restated to conform to the new standard.

The adoption of ASC Topic 606 did not have an impact on revenue of our fixed-price and other service contracts. However, it did impact revenue of our construction-type contracts within our construction and service segments specifically in accounting for warranties. For many of our construction-type contracts, we previously included assurance-type warranties in total estimated project costs. Under ASC Topic 606, the estimated cost of satisfying assurance-type warranties is accrued in accordance with the guidance in ASC Topic 460, Guarantees. Upon adoption of ASC Topic 606, we removed estimated and actual warranty costs at the contract level and recognized a warranty liability and expense in direct proportion to the cost-to-cost method progress towards completion of the associated contract, which had a $0.6 million effect on our opening accumulated deficit balance at January 1, 2019.

The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact on the condensed consolidated financial statements.

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

The adoption of ASC Topic 606 had no impact on the cash flows provided by operating activities in the Company's condensed consolidated statements of cash flows.

Notes 2, 4, 5, and 16 include additional information relating to our adoption of ASC Topic 606. Note 12 includes information regarding our revenue disaggregated by segment.

Refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 606 had on our condensed consolidated financial statements.

New Leasing Standard

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC Topic 842”). ASC Topic 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the quarter-ended March 31, 2019 has been restated to conform to the new standard.

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

The adoption of ASC Topic 842 had no impact to the Company's condensed consolidated statements of operations or the consolidated cash flows provided by operating and financing activities in the Company's condensed consolidated statements of cash flows.

Refer to Note 13 - Leases for additional information regarding the impact of the adoption of ASC Topic 842 on the Company's financial position.

Additionally, refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 842 had on our condensed consolidated financial statements.

Effects of Adoption of ASC 606 and ASC 842 on Consolidated Financial Statements

The effect of the changes made to the Company's condensed consolidated March 31, 2019 balance sheet and condensed consolidated statement of operations for the adoption of ASC Topic 606 and ASC Topic 842 were as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands)	Previously Reported Balance as of March 31, 2019(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	Balance as of March 31, 2019 (As Recast)
Assets
Accounts receivable, net (b)	132,102	(30,318)	—	101,784
Contract assets	—	65,884	—	65,884
Costs and estimated earnings in excess of billings on uncompleted contracts	34,170	(34,170)	—	—
Other current assets	4,618	12	—	4,630
Operating lease right-of-use assets (c)	—	—	20,459	20,459
Deferred tax asset	3,701	(141)	—	3,560

Liabilities
Contract liabilities	—	42,296	—	42,296
Billings in excess of costs and estimated earnings on uncompleted contracts	44,197	(44,197)	—	—
Accrued expenses and other current liabilities	22,337	2,828	—	25,165
Current portion of long-term debt	2,076	—	62	2,138
Current operating lease liabilities (c)	—	—	3,431	3,431
Long-term debt	34,339	—	65	34,404
Long-term operating lease liabilities (c)	—	—	17,823	17,823
Other long-term liabilities	1,374	—	(794)	580

Stockholders' Equity
Accumulated deficit	(6,278)	340	(128)	(6,066)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

(b) Prior to the adoption of ASC Topic 606, retainage receivable was included within accounts receivable, net.
(c) Prior to the adoption of ASC Topic 842, operating lease right-of-use assets and current and long-term operating lease liabilities were not recorded on the Company's condensed consolidated balance sheets.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three months ended March 31, 2019
(in thousands)	Previously Reported(a)	Adjustments due to ASC Topic 606		Adjustments due to ASC Topic 842	As Recast
Revenue
Construction	$104,674	$(215)		$—	$104,459
Service	29,277	10		—	29,287
Total revenue	133,951	(205)		—	133,746
Cost of revenue
Construction	91,361	183		—	91,544
Service	22,557	22	—	—	22,579
Total cost of revenue	113,918	205		—	114,123
Gross profit	20,033	(410)		—	19,623
Operating expenses:
Selling, general and administrative expenses	16,045	—		—	16,045
Amortization of intangibles	175	—		—	175
Total operating expenses	16,220	—		—	16,220
Operating income	3,813	(410)		—	3,403
Other income (expenses):
Interest expense, net	(833)	—		—	(833)
Gain on disposition of property and equipment	12	—		—	12
Total other expenses	(821)	—		—	(821)
Income before income taxes	2,992	(410)		—	2,582
Income tax provision	846	(111)		—	735
Net income	$2,146	$(299)		$—	$1,847
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposure. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The guidance is effective for smaller reporting companies on January 1, 2023 with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on our historical experience, the Company does not expect that this pronouncement will have a significant impact in its financial statements or on the estimate of the allowance for doubtful accounts.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and is meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. Management is currently assessing the impact of this pronouncement on its condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. With regard to amendments related to Issue 1, Issue 2, Issue 4 and Issue 5, for public business entities, the amendments are effective upon issuance of this final Update. With regard to amendments related to Issue 6 and Issue 7, for entities that have not yet adopted the guidance in Update 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in Update 2016-13. For entities that have adopted the guidance in Update 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our condensed consolidated financial statements or presentation thereof.
The FASB also issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. The new guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements or presentation thereof.
Note 4 – Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accounts receivable - trade	$112,667	$105,373
Allowance for doubtful accounts	(275)	(306)
Accounts receivable, net	$112,392	$105,067
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
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2020	December 31, 2019	Change
Contract assets
Costs in excess of billings and estimated earnings	$38,407	$44,315	$(5,908)
Retainage receivable	31,263	32,873	(1,610)
Total contract assets	$69,670	$77,188	$(7,518)
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

Contract assets represent the excess of contract costs and profits (or contract revenue) over the amount of contract billings to date and are classified as a current asset. Contract assets result when either: 1) the appropriate contract revenue amount has been recognized over time in accordance with ASC Topic 606, but a portion of the revenue recorded cannot be currently billed due to the billing terms defined in the contract, or 2) costs are incurred related to certain claims and unapproved change orders. Claims occur when there is a dispute regarding both a change in the scope of work and the price associated with that change. Unapproved change orders occur when a change in the scope of work results in additional work being performed before the parties have agreed on the corresponding change in the contract price. The Company routinely estimates recovery related to claims and unapproved change orders as a form of variable consideration at the most likely amount it expects to receive and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Claims and unapproved change orders are billable upon the agreement and resolution between the contractual parties and after the execution of contractual amendments. Increases in claims and unapproved change orders typically result from costs being incurred against existing or new positions; decreases normally result from resolutions and subsequent billings.

Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2020	December 31, 2019	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$47,451	$40,662	$6,789
Provisions for losses	957	1,708	(751)
Total contract liabilities	$48,408	$42,370	$6,038

Billings in excess of costs represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue.

Provisions for losses are recognized in the condensed consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.
The net (overbilling) underbilling position for contracts in process consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Revenue earned on uncompleted contracts	$743,559	$726,215
Less: Billings to date	(752,603)	(722,562)
Net (overbilling) underbilling	$(9,044)	$3,653

(in thousands)	March 31, 2020	December 31, 2019
Costs in excess of billings and estimated earnings	$38,407	$44,315
Billings in excess of costs and estimated earnings	(47,451)	(40,662)
Net (overbilling) underbilling	$(9,044)	$3,653
We recorded revisions in our contract estimates for certain construction projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on six construction projects of $3.2 million for the three months ended March 31, 2020, four of which were within the Southern California region for a total of $2.5 million. We also recorded revisions in our contract estimates on two construction projects resulting in gross profit write ups totaling $1.0 million for the three months ended March 31, 2020.
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
Note 6 – Goodwill and Intangibles
Goodwill was $6.1 million at March 31, 2020 and December 31, 2019. The goodwill is associated with the Company's Service segment. Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2020
Amortized intangible assets:
Customer Relationships – Service	$4,710	$(2,781)	$1,929
Favorable Leasehold Interests	530	(251)	279
Total amortized intangible assets	5,240	(3,032)	2,208
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,032)	$12,168

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2019
Amortized intangible assets:
Customer Relationships – Service	4,710	(2,655)	2,055
Favorable Leasehold Interests	530	(234)	296
Total amortized intangible assets	5,240	(2,889)	2,351
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(2,889)	$12,311
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
Total amortization expense for these amortizable intangible assets was $0.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three months ended March 31, 2020 or March 31, 2019.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2020	December 31, 2019
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$41,000	$41,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.95% to 6.95% through 2025	6,229	6,585
Total debt	47,229	47,585
Less - Current portion of long-term debt	(5,376)	(4,425)
Less - Unamortized discount and debt issuance costs	(3,822)	(4,292)
Long-term debt	$38,031	$38,868
Credit Agreement

In 2016, Limbach Facility Services, LLC (“LFS”), a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the Credit Agreement term loan were due quarterly through June 30, 2018. Principal payments of $900,000 on the Credit Agreement term loan were due at the end of each quarter through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At March 31, 2019, the interest rates in effect were 8.5% on both the Credit Agreement term loan and the Credit Agreement revolver and 10.5% on the Bridge Term Loan (as defined below).
Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company was required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined in the Credit Agreement). As a result of this provision, the Company remitted to the lenders under the Credit Agreement an excess cash flow payment of $1.2 million on May 1, 2018. No other mandatory prepayments were required before the Company refinanced the Credit Agreement on April 12, 2019.
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
The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year. The Bridge Term Loan had a maturity date of April 12, 2019. The Bridge Term Loan was guaranteed by the same guarantors (including Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC) and secured (on a pari passu basis) by the same collateral as the other loans under the Credit Agreement.
During the remainder of 2018, the Company, LFS and LHLLC entered into four additional amendments to the Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. Those amendments included but were not limited to: an increase in the amount that could be drawn against the Credit Agreement revolver for the issuances of letters of credit, modified the definition of EBITDA and amended the then-existing covenants. During the third quarter of 2018, the Company was not in compliance with the then-existing debt covenants, which ultimately resulted in the (i) reduction of the lenders' $25.0 million commitment under the Company's Credit Agreement revolver to $20.0 million over time, (ii) acceleration of the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility to March 31, 2020 and (iii) the lenders' request that the Company seek alternative financing. On November 19, 2018, the Company and the lenders executed a limited, conditional and temporary waiver agreement regarding loan documents, which provided for a temporary waiver of the two covenant violations through November 30, 2018, so long as no new defaults or events of default occurred in the intervening period. At the conclusion of the temporary waiver period, the lenders had reserved their rights and remedies to terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders were under no obligation to execute a restructured credit agreement by the November 30, 2018 date.
The equity interests of the Company’s subsidiaries were pledged as security for the obligations under the Credit Agreement. The Credit Agreement included customary events of default, including, among other items, payment defaults, cross-defaults to other indebtedness, a change of control default and events of default with respect to certain material agreements. Additionally, with respect to the Company, an event of default would have been deemed to have occurred if the Company’s securities ceased to be registered with the SEC pursuant to Section 12(b) of the Exchange Act. In case of an event of default, the administrative agent would have been entitled to, among other things, accelerated payment of amounts due under the Credit Agreement, foreclose on the equity of the Company’s subsidiaries, and exercise all rights of a secured creditor on behalf of the lenders.
The additional margin applied to both the Credit Agreement revolver and Credit Agreement term loan were determined based on levels achieved under the Company’s senior leverage ratio covenant, which reflects the ratio of indebtedness divided by EBITDA for the most recently ended four quarters.
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

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Management intends for proceeds of the 2019 Delayed Draw Term Loan to be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At March 31, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to certain adjustment. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement. The 2019 Refinancing Agreement

contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports. As of December 31, 2019, the Company fully remediated its material weakness eliminating its disclosure in the Company's SEC filings.

In connection with the 2019 Refinancing Amendment Number One and Waiver, dated November 14, 2019, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through March 31, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of March 31, 2020 and recorded any adjustments as other income (expense). At March 31, 2020 and December 31, 2019, the CB Warrants liability was $0.4 million and $0.2 million, respectively. For the three months ended March 31, 2020, the Company recorded other income of $0.2 million to reflect the change in fair value of the CB Warrants liability. At March 31, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the three months ended March 31, 2020 and recorded an additional $0.4 million of interest expense for the amortization of the debt issuance costs for the three months ended March 31, 2020.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At March 31, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.

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

Accounting for the 2019 ABL Credit Agreement

As of March 31, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the three months ended March 31, 2020.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
At March 31, 2020 and December 31, 2019, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants

were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.
On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. The 17,100 UPOs that were outstanding at March 31, 2019 expired on July 21, 2019. Each UPO consisted of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share, exercisable on a cash or cashless basis.
In 2019, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 274,851 restricted stock units (“RSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan (as amended, the "Omnibus Incentive Plan") to certain executive officers, non-executive employees and non-employee directors of the Company in the form of an annual ongoing long-term incentive RSU award (the “2019 Ongoing LTI RSU Award”), and an ongoing RSU award to non-employee directors (“2019 Ongoing Director RSU Award”). The 2019 Ongoing LTI RSU Award and 2019 Ongoing Director RSU Award only contains service-based awards.
Upon approval of the Company's stockholders on May 30, 2019, the Company amended and restated the Omnibus Incentive Plan. Following such amendment and restatement, a total of 1,150,000 shares of the Company’s common stock were authorized and reserved for issuance under the Omnibus Incentive Plan.
See Note 17 - Management Incentive Plans for RSUs granted, vested, forfeited and remaining unvested.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Corporation's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. As of March 31, 2020, no shares have been issued under the ESPP.
Note 9 – Fair Value Measurements
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan approximates its fair value due to the variable rate on such debt. As of March 31, 2020 and December 31, 2019, the Company determined that the fair value of its 2019 Refinancing Agreement term loan was $41.0 million at each date. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.
In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications (refer to Note 7 - Debt). The fair value of the Company’s warrant liability is recorded in the Company’s condensed consolidated financial statements and is determined using the Black-Scholes-Merton option pricing model. The valuation inputs include the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which are Level 3 inputs. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.
The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company's warrant liabilities as of March 31, 2020:

Stock price	$2.85
Exercise price	$7.63
Time until expiration (years)	4.0
Expected volatility	70.0%
Risk-free interest rate	0.7%
Expected dividend yield	—%
Note 10 – Earnings per Share
Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method, using the “if-converted” method.

	Three months ended March 31,
	2020	2019
(in thousands, except per share amounts)		(As Recast)
EPS numerator:
Net income (loss)	$(52)	$1,847

EPS denominator:
Weighted average shares outstanding – basic	7,798	7,643
Impact of dilutive securities	—	25
Weighted average shares outstanding – diluted	7,798	7,668

EPS:
Basic	$(0.01)	$0.24
Diluted	$(0.01)	$0.24
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended March 31,
	2020	2019
Out-of-the money warrants (see Note 8)	4,576,799	4,576,799
Restricted stock units (RSUs) (See Note 17)(1)	70,120	21,628
Stock-based compensation (See Note 17)	—	—
Out-of-the money UPOs (See Note 8)	—	27,360
Total	4,646,919	4,625,787

(1) For the three months ended March 31, 2020 and 2019, all PRSUs and MRSUs (both as defined below) were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency periods.
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

	Three months ended March 31,
	2020	2019
(in thousands)		(As Recast)
Current tax provision (benefit)
U.S. federal	$(1,521)	$10
State and local	(134)	109
Total current tax provision (benefit)	(1,655)	119

Deferred income tax provision (benefit)
U.S. federal	915	526
State and local	106	90
Total deferred income tax provision (benefit)	1,021	616
Income tax provision (benefit)	$(634)	$735
No valuation allowance was required as of March 31, 2020 or December 31, 2019.
The Company has recorded a liability for unrecognized tax benefits of $0.5 million and $0.4 million as of March 31, 2020 and December 31, 2019, respectively, which were included in accrued expenses and other current liabilities. These unrecognized tax benefits are related to tax positions taken on its various income tax returns in open tax periods.
The effective tax benefit rate for the three months ended March 31, 2020 was 92.4% and the effective tax provision rate for the three months ended March 31, 2019 was 28.5%. The difference in the effective rate for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is primarily due to the CARES Act allowing the Company to carryback net operating losses (“NOLs”) generated in 2018 and 2019 (originally valued at a 21% federal tax rate) to prior years and generate a tax refund based on the higher 34% federal tax rate in those prior years.
On March 27, 2020, the CARES Act was signed into law making several changes to the Internal Revenue Code. The CARES Act, among other things, permits NOL carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding years to generate a $1.6 million refund of previously paid income taxes. The CARES Act contains modification on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of AMT credits that were previously accumulated.
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
Condensed consolidated segment information for the periods presented is as follows:

	Three months ended March 31,
	2020	2019
(in thousands)		(As Recast)
Statement of Operations Data:
Revenue:
Construction	$109,486	$104,459
Service	29,286	29,287
Total revenue	138,772	133,746

Gross profit:
Construction	10,982	12,915
Service	7,242	6,708
Total gross profit	18,224	19,623

Selling, general and administrative expenses:(1)
Construction	10,174	10,452
Service	6,330	5,226
Corporate	295	367
Total selling, general and administrative expenses	16,799	16,045
Amortization of intangibles	143	175
Operating income	$1,282	$3,403

Operating income for reportable segments	$1,282	$3,403
Less unallocated amounts:
Interest expense, net	(2,158)	(833)
Gain on sale of property and equipment	29	12
Gain on change in fair value of warrant liability	161	—
Total unallocated amounts	(1,968)	(821)
Total consolidated income (loss) before income taxes	$(686)	$2,582

Other Data:
Depreciation and amortization:
Construction	$1,030	$973
Service	331	265
Corporate	143	175
Total other data	$1,504	$1,413

(1)
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three months ended March 31, 2019 to align with this updated allocation methodology.

Note 13 - Leases

The Company leases real estate, trucks and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.

The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased vehicles. For all leased asset classes, the Company has elected to not separate non-lease components from lease components and will account for each separate lease component and non-lease component associated with the lease as a single lease component. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For our leased vehicles, the Company uses the interest rate implicit in its leases with the lessor to discount lease payments at the lease commencement date. When the implicit rate is not readily available, as is the case with our real estate leases, the Company uses quoted borrowing rates on our secured debt.
The following table summarizes the lease amounts included in our condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (a)	$20,398	$21,056
Finance	Property and equipment, net (b)	6,042	6,412
Total lease assets		$26,440	$27,468

Liabilities
Current
Operating	Current operating lease liabilities	$3,864	$3,750
Finance	Current portion of long-term debt	2,376	2,424
Noncurrent
Operating	Long-term lease liabilities	17,499	18,247
Finance	Long-term debt	3,853	4,161
Total lease liabilities		$27,592	$28,582
(a) Operating lease assets are recorded net of accumulated amortization of $9.1 million at March 31, 2020 and $8.5 million at December 31, 2019.
(b) Finance lease assets are recorded net of accumulated amortization of $5.3 million at March 31, 2020 and $4.7 million at December 31, 2019.

The following table summarizes the lease costs included in our condensed consolidated statements of operations for the three months ended:

(in thousands)	Classification on the Condensed Consolidated Statement of Operations	March 31, 2020	March 31, 2019
Operating lease cost	Cost of revenue(a)	$880	$814
Operating lease cost	Selling, general and administrative expenses(a)	383	325
Finance lease cost
Amortization	Cost of revenue(b)	666	570
Interest	Interest expense, net(b)	92	75
Total lease cost		$2,021	$1,784
(a) Operating lease costs recorded in cost of sales includes $0.2 million of variable lease costs for the three months ending March 31, 2020 and 2019. In addition, $0.1 million of variable lease costs are included in Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019.
(b) Finance lease costs recorded in cost of revenue for the three months ended March 31, 2020 and 2019 includes $0.7 million of variable leases costs. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2020 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2020	$2,063	$3,626
2021	2,247	4,716
2022	1,716	4,331
2023	713	3,287
2024	35	2,685
Thereafter	1	6,101
Total minimum lease payments	$6,775	$24,746
Amounts representing interest	(546)
Present value of net minimum lease payments	$6,229

The following is a summary of the lease terms and discount rates:

	March 31, 2020	December 31, 2019
Weighted average lease term (in years)
Operating	5.96	6.20
Finance	2.84	2.96

Weighted average discount rate
Operating	4.80%	4.80%
Finance	5.72%	5.69%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the three months ended:

(in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,239	$1,110
Operating cash flows from finance leases	92	75
Financing cash flows from finance leases	652	550
Right-of-use assets exchanged for lease liabilities
Operating leases	$—	$1,509
Finance leases	337	706
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$344	$—
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(41)	$—

Note 14 – Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.6 million maximum aggregate deductible loss limit per year.
The components of the self-insurance liability as of March 31, 2020 and December 31, 2019 are as follows:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Current liability — workers’ compensation and general liability	$299	$703
Current liability — medical and dental	612	821
Non-current liability	738	382
Total liability shown in Accrued expenses and other current liabilities	$1,649	$1,906
Restricted cash	$113	$113
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 15 – Commitments and Contingencies
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

On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration against our wholly owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $400,000 based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages in excess of $1.0 million caused by Lanzo’s deficient performance, including the need to hire a replacement subcontractor to finish and/or remediate portions of Lanzo’s work.  A binding arbitration proceeding is anticipated later in 2020.
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2020, the Company had approximately $148.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Note 16 – Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
As of March 31, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $472.3 million and $47.3 million, respectively. As of December 31, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $504.2 million and $41.9 million, respectively.
We estimate that 57% and 91% of our Construction and Service segment remaining performance obligations as of March 31, 2020, respectively, will be recognized as revenue during 2020, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s service agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
Note 17 – Management Incentive Plans
The Company initially adopted the Omnibus Incentive Plan on July 20, 2016 for the purpose of: (a) encouraging the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) giving participants an incentive for excellence in individual performance; (c) promoting teamwork among participants; and (d) giving the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Omnibus Incentive Plan provides that the Company may grant options, stock appreciation rights, restricted shares, restricted stock units, performance-based awards (including performance-based restricted shares and restricted stock units), other share based awards, other cash-based awards or any combination of the foregoing.
Following the amendment and restatement of the Omnibus Incentive Plan upon approval of the Company's stockholders on May 30, 2019, the Company has reserved a total of 1,150,000 shares of its common stock for issuance under the Omnibus Incentive Plan. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
In 2020, the Company granted 103,700 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.
The following table summarizes our service-based RSU activity for the three months ended March 31, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	328,575	$7.83
Granted	103,700	3.78
Vested	(112,905)	8.99
Forfeited	(1,128)	8.87
Unvested at March 31, 2020	318,242	$6.09
Performance-Based Awards
In 2020, the Company granted 84,500 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended March 31, 2020 and 2019, the Company did not recognize any stock-based compensation expense related to any outstanding PRSUs.
The following table summarizes our PRSU activity for the three months ended March 31, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	62,307	$12.62
Granted	84,500	3.78
Vested	—	—
Forfeited	(6,000)	13.51
Unvested at March 31, 2020	140,807	$7.28
Market-Based Awards
The following table summarizes our market-based RSU (“MRSUs”) activity for the three months ended March 31, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	125,000	$6.58
Granted	—	—
Vested	—	—
Forfeited	(12,500)	6.58
Unvested at March 31, 2020	112,500	$6.58
Total recognized stock-based compensation expense amounted to $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $0.8 million at March 31, 2020. These costs are expected to be recognized over a weighted average period of 1.32 years.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Corporation's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. As of March 31, 2020, no shares have been issued under the ESPP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in subsequent Quarterly Reports on Form 10-Q. We assume no obligation to update any of these forward-looking statements.
Overview
We are an industry-leading commercial specialty contractor in the areas of heating, ventilation, and air conditioning (“HVAC”), plumbing, electrical and building controls through design and construction of new and renovated buildings, maintenance services, energy retrofits and equipment upgrades for private customers and federal, state, and local public agencies in Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, Ohio and Michigan. We operate our business in two segments, (i) Construction, in which we generally manage large construction or renovation projects that involve primarily HVAC, plumbing or electrical services, and (ii) Service, in which we provide facility maintenance or services primarily on HVAC, plumbing or electrical systems. Our branches and corporate headquarters are located in the United States.
JOBS Act
We ceased to qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Startups Act on December 31, 2019, at which time we reached the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities.
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
We generally invoice customers on a monthly basis, based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a contract asset until billable under the contract terms. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a contract liability until the related revenue is recognizable.
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
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three months ended March 31, 2019 to align with this updated allocation methodology.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including leasehold interests, customer relationships - Service and backlog - Construction.
Other Income/Expense
Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income and gains and losses on the sale of property and equipment and change in fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.
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
Operating Segments
We manage and measure the performance of our business in two operating segments: Construction and Service. These segments are reflective of how the Company’s Chief Operating Decision Makers (“CODM”) reviews its operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The CODM evaluates performance and allocates resources based on operating income, which is profit or loss from operations before “other” corporate expenses, income tax provision (benefit), if any.
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

Comparison of Results of Operations for the three months ended March 31, 2020 and March 31, 2019
The following table presents operating results for the three months ended March 31, 2020 and March 31, 2019 in dollars and expressed as a percentage of total revenue, as compared below:

	Three months ended March 31,
	2020			2019
				(As Recast)
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$109,486	78.9%		$104,459	78.1%
Service	29,286	21.1%		29,287	21.9%
Total revenue	138,772	100.0%		133,746	100.0%

Gross profit:
Construction	10,982	10.0%	(1)	12,915	12.4%	(1)
Service	7,242	24.7%	(2)	6,708	22.9%	(2)
Total gross profit	18,224	13.1%		19,623	14.7%

Selling, general and administrative:
Construction	10,174	9.3%	(1)	10,452	10.0%	(1)
Service	6,330	21.6%	(2)	5,226	17.8%	(2)
Corporate	295	0.2%	(3)	367	0.3%	(3)
Total selling, general and administrative expenses	16,799	12.1%		16,045	12.0%

Amortization of intangibles (Corporate)	143	0.1%		175	0.1%

Operating income (loss):
Construction	808	0.7%	(1)	2,463	2.4%	(1)
Service	912	3.1%	(2)	1,482	5.1%	(2)
Corporate	(438)	—%		(542)	—%
Total operating income	1,282	0.9%		3,403	2.5%

Other expenses (Corporate)	(1,968)	(1.4)%		(821)	(0.6)%
Total consolidated income (loss) before income taxes	(686)	(2.7)%		2,582	1.9%
Income tax provision (benefit)	(634)	(0.5)%		735	0.5%
Net income (loss)	$(52)	—%		$1,847	1.4%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)	As a percentage of Total revenue.

Revenue

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	109,486	104,459	5,027	4.8%
Service	29,286	29,287	(1)	—%
Total revenue	138,772	133,746	5,026	3.8%
Revenue for the three months ended March 31, 2020 increased by $5.0 million compared to the revenue for the three months ended March 31, 2019, as recast for the adoption of ASC Topic 606. Construction revenue increased by $5.0 million, or 4.8%. Ohio, Michigan, and Florida regions' Service revenue was up year over year nearly offset by declines in Service revenue in all other regions, causing Service revenue to remain flat. The increase in Construction revenue was primarily driven by revenue increases at the Florida, Southern California, New England, Michigan and Eastern Pennsylvania regions. These increases were partially offset by revenue decreases in the Mid-Atlantic and Western Pennsylvania regions due to the substantial completion of three projects in the first quarter of 2020 compared to the same prior year quarter. Maintenance contract revenue, a component of Service revenue, was $3.8 million and $3.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively, an increase of $0.1 million or 2.7%.
Gross Profit

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	10,982	12,915	(1,933)	(15.0)%
Service	7,242	6,708	534	8.0%
Total gross profit	18,224	19,623	(1,399)	(7.1)%
Total gross profit as a percentage of consolidated total revenue	13.1%	14.7%
Our gross profit for the three months ended March 31, 2020 decreased by $1.4 million compared to our gross profit for the three months ended March 31, 2019. Construction gross profit decreased $1.9 million or 15.0% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $0.5 million, or 8.0% due to more favorable project pricing. The total gross profit percentage decreased from 14.7% for the three months ended March 31, 2019 to 13.1% for the same period ended in 2020, mainly driven by revisions in contract estimates resulting in gross profit write downs as noted below.
For the three months ended March 31, 2020, we recorded revisions in our contract estimates for certain construction projects. We recorded gross profit write downs on six construction projects and two gross profit write ups on construction projects for the three months ended March 31, 2020, each of which had a material gross profit impact, for an aggregate revision of $3.2 million and $1.0 million, respectively.
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

Selling, General and Administrative Expenses

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	10,174	10,452	(278)	(2.7)%
Service	6,330	5,226	1,104	21.1%
Corporate	295	367	(72)	(19.6)%
Total selling, general and administrative expenses	16,799	16,045	754	4.7%

Selling, general and administrative expenses as a percentage of consolidated total revenue	12.1%	12.0%
Our total selling, general and administrative (“SG&A”) expenses increased by approximately $0.8 million to $16.8 million for the three months ended March 31, 2020 compared to $16.0 million for the three months ended March 31, 2019. Total SG&A expense increased during the current quarter by $1.1 million primarily related to additional headcount within the Service segment and $0.6 million due to severance expense incurred in conjunction with headcount reductions enacted in late March 2020. These increases were offset by a $0.3 million decrease in professional fees, reductions of $0.2 million in rent expense, $0.3 million in company-wide travel and entertainment expenses in an effort to reduce SG&A expenses and $0.2 million for medical and workers' compensation expense. Corporate SG&A decreased to $0.3 million for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019 due to lower expense related to stock-based compensation awards. Additionally, total SG&A as a percentage of revenues were 12.1% for the three months ended March 31, 2020 and 12.0% for the three months ended March 31, 2019.
Amortization of Intangibles

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	143	175	(32)	(18.3)%
Total amortization expense for the amortizable intangible assets was $0.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019. This decrease was attributable to amortization of the Customer Relationships - Service intangible asset being lower for the three months ended March 31, 2020 than for the three months ended March 31, 2019.
Other Expenses

	Three months ended March 31,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(2,158)	(833)	(1,325)	159.1%
Gain on disposition of property and equipment	29	12	17	141.7%
Gain on fair value of warrant liability	161	—	161	100.0%
Total other expenses	(1,968)	(821)	(1,147)	139.7%
Other expenses, consisting primarily of interest expense, were $2.0 million for the three months ended March 31, 2020 and $0.8 million for the three months ended March 31, 2019. The increase in interest expense was primarily due to the Company's higher interest rates on the refinanced debt obligations, including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. The Company also recorded other income of $0.2 million to reflect the change in fair value of the CB Warrants liability for the three months ended March 31, 2020.

Income Taxes
The Company recorded a $1.5 million current federal tax benefit and a $0.1 million current state and local income tax benefit for the three months ended March 31, 2020. In addition, the Company recorded a $0.9 million deferred federal income tax provision and a $0.1 million deferred state and local income tax provision for the three months ended March 31, 2020.
For the three months ended March 31, 2019, the Company recorded a $0.1 million current federal and state and local current tax provision. In addition, the Company recorded a $0.6 million deferred federal income tax provision and a $0.1 million deferred state and local income tax provision for the three months ended March 31, 2019.
The effective tax benefit rate for the three months ended March 31, 2020 was 92.4% and the effective tax provision rate for the three months ended March 31, 2019 was 28.5%. The difference in the effective rate for the three months ended March 31, 2020 as compared to 2019 is primarily due to the CARES Act allowing the Company to carryback net operating losses generated in 2018 and 2019 (originally valued at a 21% federal tax rate) to prior tax years and generate a tax refund based on the higher 34% federal tax rate in those prior years. The total refund generated by this carryback was $1.6 million and has been included in income tax receivable in the condensed consolidated balance sheet at March 31, 2020.
Construction and Service Backlog Information
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 16 — Remaining Performance Obligations in the accompanying notes to our consolidated financial statements.
Given the multi-year duration of many of our contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. Many of our contracts contain provisions that allow the contract to be canceled at any time; however, if this occurs, we can generally recover costs incurred up to the date of cancellation.
Construction backlog as of March 31, 2020 was $472.3 million compared to $504.2 million at December 31, 2019, which reflects $31.9 million in excess of new construction contract awards that we received during the first three months of 2020. In addition, Service backlog as of March 31, 2020 was $62.6 million compared to $57.0 million at December 31, 2019 as a result of incremental Service sales generated from the Company’s investment in Service sales staff over the past few years. Of the total backlog at March 31, 2020, we expect to recognize approximately $323.7 million by the end of 2020.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and the imposition of or increases in tariffs. While it is difficult to accurately measure the impact of inflation and tariffs due to the imprecise nature of the estimates required, we believe these effects of inflation, if any, on our results of operations and financial condition have been immaterial. When appropriate, we include cost escalation factors into our bids and proposals. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects.
Liquidity and Capital Resources
Cash Flows

Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.
The following table presents summary cash flow information for the periods indicated:

	Three months ended March 31,
	2020	2019
(in thousands)		(As Recast)
Net cash provided by (used in):
Operating activities	$3,517	$(4,132)
Investing activities	(468)	(571)
Financing activities	(696)	6,888
Net increase in cash and cash equivalents	$2,353	$2,185

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$1,509
Right of use assets obtained in exchange for new finance lease liabilities	337	706
Right of use assets disposed or adjusted modifying operating lease liabilities	344	—
Right of use assets disposed or adjusted modifying finance lease liabilities	(41)	—
Interest paid	$1,607	$596
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2020 and December 31, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted construction revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization, in response to the COVID-19 pandemic) along with borrowings available under our 2019 Refinancing Agreement and 2019 ABL Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months. If current economic conditions decline materially from information presently available or if project shutdowns extend into the fourth quarter or the first quarter of 2021, the Company could be unable to meet its financial covenants, which would cause an event of default thereby classifying its debt as current. If the lenders were to call the debt, the Company might not have the available working capital to satisfy its outstanding debt obligations.
The following table represents our summarized working capital information:

(in thousands, except ratios)	As of March 31, 2020	As of December 31, 2019
Current assets	$199,382	$195,380
Current liabilities	(159,553)	(156,869)

Net working capital	$39,829	$38,511
Current ratio*	1.25	1.24

*	Current ratio is calculated by dividing current assets by current liabilities.
As discussed further above and in Note 7 to the accompanying condensed consolidated financial statements, as of March 31, 2020, the Company was in compliance with all debt covenants as required by the 2019 Refinancing Credit Agreement.
Cash Flows Provided by (Used in) Operating Activities
Cash flows provided by operating activities were $3.5 million for the three months ended March 31, 2020 compared to cash flows used in operating activities of $4.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the key components included cash inflows of $7.5 million related to our contract assets, $6.0 million for our contract liabilities shifting from an underbilled to an overbilled position consistent with our renewed focus on project cash flows and $1.4 million related to accrued expenses and other current liabilities. These cash inflows were offset by outflows of $7.3 million related to our accounts receivable and $5.8 million related to our accounts payable, including retainage.
Cash flows used in operating activities were $4.1 million for the three months ended March 31, 2019. For the three months ended March 31, 2019, we experienced net income of $1.8 million and cash provided by operating activities due to a $4.0 million decrease in accounts receivable during the first quarter of 2019. This accounts receivable decrease resulted from lower revenue and billings in the first quarter of 2019 in comparison to stronger revenue and billings for the fourth quarter of 2018. These first quarter 2019 sources of operating cash flow were more than offset by decreases of $6.5 million in contract liabilities and $3.6 million in accounts payable, including retainage, and an increase of $2.1 million in contract assets. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 15 to the accompanying condensed consolidated financial statements. The settlement of this matter was entirely covered by the Company's insurance carriers.
Non-cash charges for depreciation and amortization were $1.5 million for the three months ended March 31, 2020 and $1.4 million for the three months ended March 31, 2019.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.5 million for the three months ended March 31, 2020 and $0.6 million for the three months ended March 31, 2019. The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows used in financing activities were $0.7 million for the three months ended March 31, 2020. Cash provided by financing activities was $6.9 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, we borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility and made capital lease payments of $0.7 million.
For the three months ended March 31, 2019, we borrowed $17.5 million and repaid a total of $7.0 million on the Credit Agreement revolver (as defined below), in addition to repayments of $0.9 million on the Credit Agreement Term Loan and $0.3 million on the Bridge Term Loan. The Company also made capital lease payments of $0.6 million and payments of $0.6 million related to debt issuance costs for the April 12, 2019 debt refinancing. For the three months ended March 31, 2019, the Company's bank overdraft decreased by $1.3 million, representing a decrease in the Company's short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.
Debt and Other Obligations
Credit Agreement
In 2016, LFS, a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $750,000 on the Credit Agreement term loan were due quarterly through June 30, 2018. Principal payments of $900,000 on the Credit Agreement term loan were due at the end of each quarter through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. At March 31, 2019, the interest rates in effect were 8.5% on both the Credit Agreement term loan and the Credit Agreement revolver and 10.5% on the Bridge Term Loan (as defined below).

Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow. Commencing with the fiscal year ended December 31, 2017, the Company was required to remit an amount equal to 50% of the excess cash flow (as defined in the Credit Agreement) of the Company, which percentage will be reduced based on the Senior Leverage Ratio (as defined in the Credit Agreement). As a result of this provision, the Company remitted to the lenders under the Credit Agreement an excess cash flow payment of $1.2 million on May 1, 2018. No other mandatory prepayments were required before the Company refinanced the Credit Agreement on April 12, 2019.
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
The borrower was required to make principal payments on the Bridge Term Loan in the amount of $250,000 on the last business day of March, June, September and December of each year. The Bridge Term Loan had a maturity date of April 12, 2019. The Bridge Term Loan was guaranteed by the same guarantors (including Limbach Holdings, Inc., Limbach Facility Services LLC, Limbach Holdings LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC and Harper Limbach Construction LLC) and secured (on a pari passu basis) by the same collateral as the other loans under the Credit Agreement.
During the remainder of 2018, the Company, LFS and LHLLC entered into four additional amendments to the Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent and L/C Issuer. Those amendments included but were not limited to: an increase in the amount that could be drawn against the Credit Agreement revolver for the issuances of letters of credit, modified the definition of EBITDA and amended the then-existing covenants. During the third quarter of 2018, the Company was not in compliance with the then-existing debt covenants, which ultimately resulted in the (i) reduction of the lenders' $25.0 million commitment under the Company's Credit Agreement revolver to $20.0 million over time, (ii) acceleration of the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility to March 31, 2020 and (iii) the lenders' request that the Company seek alternative financing. On November 19, 2018, the Company and the lenders executed a limited, conditional and temporary waiver agreement regarding loan documents, which provided for a temporary waiver of the two covenant violations through November 30, 2018, so long as no new defaults or events of default occurred in the intervening period. At the conclusion of the temporary waiver period, the lenders had reserved their rights and remedies to terminate their working capital funding and demand repayment of all amounts due under the Credit Agreement. In addition, the lenders were under no obligation to execute a restructured credit agreement by the November 30, 2018 date.

2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Management intends for proceeds of the 2019 Delayed Draw Term Loan to be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At March 31, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to certain adjustment. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement. The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement includes customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company fails to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports. As of December 31, 2019, the Company fully remediated its material weakness eliminating its disclosure in the Company's SEC filings, audited financial statements or related auditor’s reports.

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

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and March 31, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of March 31, 2020 and recorded any adjustments as other income (expense). At March 31, 2020 and December 31, 2019, the CB Warrants liability was $0.2 million and $0.4 million, respectively. For the three months ended March 31, 2020, the Company recorded other income of $0.2 million to reflect the change in fair value of the CB Warrants liability. At March 31, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed into other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the three months ended March 31, 2020 and recorded an additional $0.4 million of interest expense for the amortization of the debt issuance costs for the three months ended March 31, 2020.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At March 31, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.

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

Accounting for the 2019 ABL Credit Agreement

As of March 31, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the three months ended March 31, 2020.
At March 31, 2020, the Company had total irrevocable letters of credit in the amount of $3.5 million under its self-insurance program as compared to $3.3 million at December 31, 2019.
The following table reflects our available funding capacity as of March 31, 2020:

(in thousands)
Cash & cash equivalents		$10,697
Credit agreement:
Revolving credit facility	$14,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,510)
Net credit agreement capacity available		10,490
Total available funding capacity		$21,187
Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts, which has resulted in positive cash flow from operating activities for the three months ended March 31, 2020, despite the unfavorable cash flow impact of the quarter-to-date 2020 Southern California region project write downs. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $10.7 million as of March 31, 2020, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our 2019 Refinancing Agreement (pursuant to which we had $14.0 million of availability as of March 31, 2020) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. See Note 1 - Organization and Plan of Business Operations.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of March 31, 2020 and December 31, 2019, the Company had approximately $148.6 million and $116.0 million in surety bonds outstanding. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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
The components of the self-insurance liability are reflected below as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Current liability – workers’ compensation and general liability	$299	$703
Current liability – medical and dental	612	821
Non-current liability	738	382
Total liability	$1,649	$1,906
Restricted cash	$113	$113
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
Inherent Limitations on Effectiveness of Controls
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

Part II
Item 1. Legal Proceedings
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
Lanzo Litigation
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration against our wholly owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages in excess of $1.0 million caused by Lanzo’s deficient performance, including the need to hire a replacement subcontractor to finish and/or remediate portions of Lanzo’s work.  A binding arbitration proceeding is anticipated later in 2020.
Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2019 Annual Report on Form 10-K.
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
Date: June 15, 2020