Form 10-Q
period 2020-06-30
Limbach Holdings, Inc.
filed 2020-08-13
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 12, 2020, there were 7,884,202 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.
Form 10-Q

Part I
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$28,829	$8,344
Restricted cash	113	113
Accounts receivable, net	101,451	105,067
Contract assets	72,287	77,188
Income tax receivable	665	494
Other current assets	4,340	4,174
Total current assets	207,685	195,380

Property and equipment, net	20,161	21,287
Intangible assets, net	11,894	12,311
Goodwill	6,129	6,129
Operating lease right-of-use assets	19,616	21,056
Deferred tax asset	3,988	4,786
Other assets	530	668
Total assets	$270,003	$261,617

LIABILITIES
Current liabilities
Current portion of long-term debt	$6,414	$4,425
Current operating lease liabilities	3,681	3,750
Accounts payable, including retainage	66,748	86,267
Contract liabilities	58,624	42,370
Accrued expenses and other current liabilities	29,373	20,057
Total current liabilities	164,840	156,869
Long-term debt	37,521	38,868
Long-term operating lease liabilities	16,502	18,247
Other long-term liabilities	940	763
Total liabilities	219,803	214,747
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,853,377 issued and outstanding at June 30, 2020 and 7,688,958 at December 31, 2019	1	1
Additional paid-in capital	56,992	56,557
Accumulated deficit	(6,793)	(9,688)
Total stockholders’ equity	50,200	46,870
Total liabilities and stockholders’ equity	$270,003	$261,617
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands, except share and per share data)		(As Recast)		(As Recast)
Revenue	$135,185	$132,603	$273,957	$266,350
Cost of revenue	114,850	114,908	235,398	229,031
Gross profit	20,335	17,695	38,559	37,319
Operating expenses:
Selling, general and administrative expenses	13,752	17,079	30,552	33,124
Amortization of intangibles	274	175	417	350
Total operating expenses	14,026	17,254	30,969	33,474
Operating income	6,309	441	7,590	3,845
Other income (expenses):
Interest expense, net	(2,137)	(1,597)	(4,295)	(2,430)
Gain (loss) on disposition of property and equipment	(13)	9	17	21
Loss on debt extinguishment	—	(513)	—	(513)
Gain (loss) on change in fair value of warrant liability	(102)	(103)	59	(103)
Total other expenses	(2,252)	(2,204)	(4,219)	(3,025)
Income (loss) before income taxes	4,057	(1,763)	3,371	820
Income tax provision (benefit)	1,110	(474)	476	261
Net income (loss)	$2,947	$(1,289)	$2,895	$559
Earnings Per Share (“EPS”)
Income (loss) per common share:
Basic	$0.38	(0.17)	$0.37	0.07
Diluted	$0.37	(0.17)	$0.37	0.07
Weighted average number of shares outstanding:
Basic	7,845,515	7,643,133	7,821,594	7,643,133
Diluted	7,905,368	7,643,133	7,878,246	7,717,484
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	$1	$56,852	$(9,740)	$47,113
Stock-based compensation	—	—	140	—	140
Shares issued related to vested restricted stock units	59,514	—	—	—	—
Net income	—	—	—	2,947	2,947
Balance at June 30, 2020	7,853,377	$1	$56,992	$(6,793)	$50,200

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Cumulative effect of accounting change - ASC Topic 606	—	—	—	639	639
Cumulative effect of accounting change - ASC Topic 842	—	—	—	(128)	(128)
Stock-based compensation	—	—	367	—	367
Shares issued related to vested restricted stock units	50,222	—	—	—	—
Net income	—	—	—	1,847	1,847
Balance at March 31, 2019 (As Recast)	7,643,133	$1	$55,158	$(6,066)	$49,093
Stock-based compensation	—	—	515	—	515
Net loss	—	—	—	(1,289)	(1,289)
Balance at June 30, 2019 (As Recast)	7,643,133	$1	$55,673	$(7,355)	$48,319

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2020	2019
(in thousands)		(As Recast)
Cash flows from operating activities:
Net income	$2,895	$559
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,140	2,873
Provision for doubtful accounts	27	33
Stock-based compensation expense	435	882
Noncash operating lease expense	2,025	1,818
Amortization of debt issuance costs	1,080	510
Deferred income tax (benefit) provision	798	214
Gain on sale of property and equipment	(17)	(21)
Loss on debt extinguishment	—	513
Gain on change in fair value of warrant liability	(59)	103
Changes in operating assets and liabilities:
Accounts receivable	3,588	(5,737)
Contract assets	4,901	(4,476)
Other current assets	(166)	30,138
Accounts payable, including retainage	(19,519)	(4,651)
Prepaid income taxes	(171)	85
Accrued taxes payable	(11)	10
Contract liabilities	16,254	(4,686)
Operating lease liabilities	(2,399)	(1,818)
Accrued expenses and other current liabilities	9,419	(31,923)
Other long-term liabilities	237	(87)
Net cash provided by (used in) operating activities	22,457	(15,661)
Cash flows from investing activities:
Proceeds from sale of property and equipment	64	77
Advances to joint ventures	(1)	1
Purchase of property and equipment	(660)	(1,229)
Net cash used in investing activities	(597)	(1,151)
Cash flows from financing activities:
Increase in bank overdrafts	—	2,783
Payments on Credit Agreement term loan	—	(14,335)
Proceeds from Credit Agreement revolver	—	17,500
Payments on Credit Agreement revolver	—	(17,500)
Proceeds from 2019 Revolving Credit Facility	7,250	7,500
Payments on 2019 Revolving Credit Facility	(7,250)	(7,500)
Proceeds from 2019 refinancing Term Loan, net of debt discount	—	38,643
Warrants issued in conjunction with the 2019 Refinancing Term Loan	—	969
Embedded derivative associated with the 2019 Refinancing Term Loan	—	388
Payments on Bridge Term Loan	—	(7,736)

Payments on finance leases	(1,285)	(1,140)
Payments of debt issuance costs	—	(3,339)
Taxes paid related to net-share settlement of equity awards	(90)	(29)
Net cash (used in) provided by financing activities	(1,375)	16,204
Increase in cash, cash equivalents and restricted cash	20,485	(608)
Cash, cash equivalents and restricted cash, beginning of period	8,457	1,732
Cash, cash equivalents and restricted cash, end of period	$28,942	$1,124
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$3,022
Right of use assets obtained in exchange for new finance lease liabilities	1,050	1,630
Right of use assets disposed or adjusted modifying operating lease liabilities	586	1,651
Right of use assets disposed or adjusted modifying finance lease liabilities	(64)	—
Interest paid	$3,250	$1,621
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Organization and Plan of Business Operations
Limbach Holdings, Inc. (the “Company,” “we” or “us”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed on July 20, 2016, as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company’s condensed consolidated financial statements include the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have been and remain applicable to Limbach's operations in different ways, often varying by state. In some instances, these orders continued to result in shutdowns of certain projects in our Construction and Service segments into the three months ended June 30, 2020. In limited instances, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during the three months ended June 30, 2020 and has since then seen most all of the projects that were in progress restart. As Limbach's operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn. The duration or recurrence of these measures and the impact of COVID-19 is unknown and may be extended, and additional measures may be necessary. The New England region was the only branch where all construction activity was prohibited for a period of time. In addition to project suspensions in the New England region, each of our other branches experienced select project suspensions and were adversely impacted by COVID-19 related regulation. In May, much of the COVID-19 regulations that caused shutdowns of projects in the New England region were lifted and all of the projects that were suspended in that region resumed operations, as well as the other projects that were impacted by similar suspensions in each of our other branches also resumed. In the Service segment, the branches are currently experiencing a slowdown in some types of work due to restrictions on building access but began to see improvement start in the month of July. As building access returns, the branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects.
During the first half of 2020, we took several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

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
During the month of July 2020, with the return of project and service work, we removed the 10% salary reduction for the select group of corporate and regional management, returned auto allowances, reinstated positions, removed schedule reduction plans and discontinued our hiring freeze.
In addition to the above actions taken during the initial impacts of COVID-19, we continue to take steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees and continue to emphasize more frequent washing of hands and tools, social distancing, wearing masks and work protocols. Limbach's COVID-19 policy is written based on the best practices provided by the Centers for Disease Control and Prevention (“CDC”) and Occupational Safety and Health Administration for essential workers. Our updated Work From Home Policy, along with the Company's business continuity planning and information technology enhancements have enabled an orderly transition to remote work and facilitated social distancing for salaried employees.

Testing and inpatient treatment for COVID-19 is covered under our medical plan and fees have been waived since the onset of the pandemic. Counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues.
Management continues to perform a reforecast of its 2020 and 2021 financial plans on a monthly basis. For the period ended June 30, 2020, we assessed a variety of factors, including but not limited to projects in our Construction and Service segments currently being impacted or delayed, construction industry financial forecasts for the remainder of 2020, and the impact of certain cost-cutting measures implemented during the end of the our first fiscal quarter. Based on these factors we assumed a measured recovery in revenue and gross profit that commenced in May and returning to normal revenue and gross profit levels in Q4 2020. However, it is difficult to identify the nature and extent of the COVID-19 impacts and fully estimate any costs associated with its impacts. We believe these impacts will become more defined over time and any actual cost impacts are expected to be more readily discernible as projects continue to progress towards completion. Based on management's current reforecast, management projects compliance with the financial covenants associated with its current credit agreements for the next 12 months.
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
On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees and other government programs to support companies affected by the COVID-19 pandemic and their employees. The Company elected to utilize the option to defer payment of certain payroll taxes and utilize certain income tax updates (i.e. NOL carryback).
Note 2 – Significant Accounting Policies
Basis of Presentation
Condensed Consolidated Financial Statements

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020.

Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020, and its results of operations and its cash flows for the six months ended June 30, 2020. The results for the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on May 12, 2020, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Note 3 – Accounting Standards
Recently Adopted Accounting Standards
New Revenue Recognition Standard

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the three and six months ended June 30, 2019 has been recast to conform to the new standard.

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

Refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Condensed Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 606 had on our condensed consolidated financial statements.

New Leasing Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC Topic 842”). ASC Topic 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the quarter-ended June 30, 2019 has been recast to conform to the new standard.

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

Additionally, refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Condensed Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 842 had on our condensed consolidated financial statements.

Effects of Adoption of ASC 606 and ASC 842 on Condensed Consolidated Financial Statements

The effect of the changes made to the Company's condensed consolidated June 30, 2019 balance sheet and condensed consolidated statement of operations for the three and six month periods ended June 30, 2019 for the adoption of ASC Topic 606 and ASC Topic 842 were as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands)	Previously Reported Balance as of June 30, 2019(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	Balance as of June 30, 2019 (As Recast)
Assets
Accounts receivable, net (b)	142,761	(31,236)	—	111,525
Contract assets	—	68,285	—	68,285
Costs and estimated earnings in excess of billings on uncompleted contracts	36,030	(36,030)	—	—
Other current assets	4,637	1	—	4,638
Operating lease right-of-use assets (c)	—	—	22,685	22,685
Deferred tax asset	4,170	(207)	—	3,963

Liabilities
Contract liabilities	—	44,131	—	44,131
Billings in excess of costs and estimated earnings on uncompleted contracts	46,536	(46,536)	—	—
Accrued expenses and other current liabilities	24,575	2,663	—	27,238
Current portion of long-term debt	2,173	—	62	2,235
Current operating lease liabilities (c)	—	—	3,824	3,824
Long-term debt	39,983	—	65	40,048
Long-term operating lease liabilities (c)	—	—	19,656	19,656
Other long-term liabilities	2,498	—	(794)	1,704

Stockholders' Equity
Accumulated deficit	(7,782)	555	(128)	(7,355)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
(b) Prior to the adoption of ASC Topic 606, retainage receivable was included within accounts receivable, net.
(c) Prior to the adoption of ASC Topic 842, operating lease right-of-use assets and current and long-term operating lease liabilities were not recorded on the Company's condensed consolidated balance sheets.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three months ended June 30, 2019
(in thousands)	Previously Reported(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Recast
Revenue
Construction	$104,925	$(166)	—	$104,759
Service	27,828	16	—	27,844
Total revenue	132,753	(150)	—	132,603
Cost of revenue
Construction	94,503	(427)	—	94,076
Service	20,849	(17)	—	20,832
Total cost of revenue	115,352	(444)	—	114,908
Gross profit	17,401	294	—	17,695
Operating expenses:
Selling, general and administrative expenses	17,079	—	—	17,079
Amortization of intangibles	175	—	—	175
Total operating expenses	17,254	—	—	17,254
Operating income	147	294	—	441
Other income (expenses):
Interest expense, net	(1,597)	—	—	(1,597)
Gain on disposition of property and equipment	9	—	—	9
Loss on debt extinguishment	(513)	—	—	(513)
Loss on change in fair value of warrant liability	(103)	—	—	(103)
Total other expenses	(2,204)	—	—	(2,204)
Income before income taxes	(2,057)	294	—	(1,763)
Income tax provision (benefit)	(553)	79	—	(474)
Net loss	$(1,504)	$215	$—	$(1,289)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2019.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Six months ended June 30, 2019
(in thousands)	Previously Reported(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Recast
Revenue
Construction	$209,599	$(380)	$—	$209,219
Service	57,105	26	—	57,131
Total revenue	266,704	(354)	—	266,350
Cost of revenue
Construction	185,864	(244)	—	185,620
Service	43,406	5	—	43,411
Total cost of revenue	229,270	(239)	—	229,031
Gross profit	37,434	(115)	—	37,319
Operating expenses:
Selling, general and administrative expenses	33,124	—	—	33,124
Amortization of intangibles	350	—	—	350
Total operating expenses	33,474	—	—	33,474
Operating income	3,960	(115)	—	3,845
Other income (expenses):
Interest expense, net	(2,430)	—	—	(2,430)
Gain on disposition of property and equipment	21	—	—	21
Loss on debt extinguishment	(513)	—	—	(513)
Loss on change in fair value of warrant liability	(103)	—	—	(103)
Total other expenses	(3,025)	—	—	(3,025)
Income before income taxes	935	(115)	—	820
Income tax provision (benefit)	293	(32)	—	261
Net income	$642	$(83)	$—	$559
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the six months ended June 30, 2019.
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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. With regard to amendments related to Issue 1, Issue 2, Issue 4 and Issue 5, for public business entities, the amendments are effective upon issuance of this final ASU. With regard to amendments related to Issue 6 and Issue 7, for entities that have not yet adopted the guidance in Update 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our condensed consolidated financial statements or presentation thereof.
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

(in thousands)	June 30, 2020	December 31, 2019
Accounts receivable - trade	$101,717	$105,373
Allowance for doubtful accounts	(266)	(306)
Accounts receivable, net	$101,451	$105,067
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
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2020	December 31, 2019	Change
Contract assets
Costs in excess of billings and estimated earnings	$39,898	$44,315	$(4,417)
Retainage receivable	32,389	32,873	(484)
Total contract assets	$72,287	$77,188	$(4,901)
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

The current estimated net realizable value on such claims and unapproved change orders as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $39.4 million and $38.4 million as of June 30, 2020 and December 31, 2019, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2020	December 31, 2019	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$57,874	$40,662	$17,212
Provisions for losses	750	1,708	(958)
Total contract liabilities	$58,624	$42,370	$16,254

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
The net (overbilling) underbilling position for contracts in process consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Revenue earned on uncompleted contracts	$755,456	$726,215
Less: Billings to date	(773,432)	(722,562)
Net (overbilling) underbilling	$(17,976)	$3,653

(in thousands)	June 30, 2020	December 31, 2019
Costs in excess of billings and estimated earnings	$39,898	$44,315
Billings in excess of costs and estimated earnings	(57,874)	(40,662)
Net (overbilling) underbilling	$(17,976)	$3,653
We recorded revisions in our contract estimates for certain construction projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on four construction projects of $1.5 million for the three months ended June 30, 2020, two of which were within the Southern California region for a total of $0.7 million. No material project revisions resulting in gross profit write ups were recorded for the three months ended June 30, 2020.
For the six months ended June 30, 2020, we recorded revisions in our contract estimates for certain construction projects. We recorded gross profit write downs on eight construction projects and two gross profit write ups on construction projects for the six months ended June 30, 2020, each of which had a material gross profit impact, for an aggregate revision of $5.2 million and $1.2 million, respectively.
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
Note 6 – Goodwill and Intangibles
Goodwill was $6.1 million at June 30, 2020 and December 31, 2019. The goodwill is associated with the Company's Service segment. Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2020
Amortized intangible assets:
Customer Relationships – Service	$4,710	$(2,906)	$1,804
Favorable Leasehold Interests	530	(400)	130
Total amortized intangible assets	5,240	(3,306)	1,934
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,306)	$11,894

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2019
Amortized intangible assets:
Customer Relationships – Service	$4,710	$(2,655)	$2,055
Favorable Leasehold Interests	530	(234)	296
Total amortized intangible assets	5,240	(2,889)	2,351
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(2,889)	$12,311
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
Total amortization expense for these amortizable intangible assets was $0.3 million and $0.4 million for the three and six months ended June 30, 2020 and $0.2 million and $0.4 million for the three and six months ended June 30, 2019.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three and six months ended June 30, 2020 or June 30, 2019.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2020	December 31, 2019
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$41,000	$41,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.85% to 6.45% through 2025	6,285	6,585
Total debt	47,285	47,585
Less - Current portion of long-term debt	(6,414)	(4,425)
Less - Unamortized discount and debt issuance costs	(3,350)	(4,292)
Long-term debt	$37,521	$38,868
Credit Agreement
In 2016, Limbach Facility Services, LLC (“LFS”), a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $900,000 on the Credit Agreement term loan were due at the end of each quarter, beginning September 30, 2018, through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow.
The Credit Agreement included restrictions on, among other things and subject to certain exceptions, the Company and its subsidiaries’ ability to incur additional indebtedness, pay dividends or make other distributions, redeem or purchase capital stock, make investments and loans and enter into certain transactions, including selling assets, engaging in mergers or acquisitions and entering into transactions with affiliates. Loans under the Credit Agreement bore interest, at the borrower's option, at either Adjusted LIBOR (“Eurodollar”) or a Base Rate, in each case, plus an applicable margin. The applicable margin with respect to any Base Rate loan was 5.00% per annum and with respect to a Eurodollar loan was 6.00% per annum.
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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At June 30, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to

1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the requirement for such ratio not to exceed 4.00 to 1.00. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports. As of December 31, 2019, the Company fully remediated its material weakness and the Company removed from its SEC filings disclosure of such material weakness.

In connection with the 2019 Refinancing Amendment Number One and Waiver, dated November 14, 2019, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to: (i) require, commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through June 30, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

Both the CB Warrants liability and the embedded derivative liability are required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach.

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of June 30, 2020 and recorded any adjustments as other income (expense). At June 30, 2020 and December 31, 2019, the CB Warrants liability was $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2020, respectively, the Company recorded other income of $0.1 million and other expenses of $0.1 million to reflect the change in fair value of the CB Warrants liability. For the three and six months ended June 30, 2019, the Company recorded other income of $0.1 million for both periods. At June 30, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and recorded an additional $0.4 million and $0.7 million of interest expense for the amortization of the debt issuance costs for the three and six months ended June 30, 2020, respectively.

The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the three and six months ended June 30, 2019 and recorded an additional $0.2 million of interest expense for the amortization of the debt issuance costs for the three and six months ended June 30, 2019, respectively.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At June 30, 2020 and June 30, 2019, the interest rates in effect on the 2019 ABL Credit Agreement were 5.25% and 7.50%, respectively.

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

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the requirement for such ratio not to exceed 4.00 to 1.00. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.
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

Accounting for the 2019 ABL Credit Agreement

As of June 30, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
At June 30, 2020 and December 31, 2019, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.
On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital to a representative of the underwriter and its designees. The 17,100 UPOs that were outstanding at June 30, 2019 expired on July 21, 2019. Each UPO consisted of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share, exercisable on a cash or cashless basis.

In 2020, the Compensation Committee of the Board of Directors of the Company granted 118,633 restricted stock units (“RSUs”) and 96,500 performance-based RSUs (“PRSUs”) under the Limbach Holdings, Inc. Omnibus Incentive Plan (as amended, the “Omnibus Incentive Plan”) to certain executive officers, non-executive employees and non-employee directors of the Company in the form of an annual ongoing long-term incentive RSU award (the “2020 Ongoing LTI RSU Award”), and an ongoing RSU award to non-employee directors (“2020 Ongoing Director RSU Award”). The 2020 Ongoing LTI RSU Award and 2020 Ongoing Director RSU Award only contains service-based awards.
On May 24, 2020 the Board of Directors approved further amendments to the Company's amended and restated Omnibus Incentive Plan to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 500,000, for a total of 1,650,000 shares, and extend the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the Amended Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on July 14, 2020.
See Note 17 - Management Incentive Plans for RSUs granted, vested, forfeited and remaining unvested and Note 18 - Subsequent Events.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. As of June 30, 2020, no shares have been issued under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan approximates its fair value due to the variable rate on such debt. As of June 30, 2020 and December 31, 2019, the Company determined that the fair value of its 2019 Refinancing Agreement term loan was $41.0 million at each date. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.
In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the CB Warrants to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications (refer to Note 7 - Debt). The fair value of the Company’s warrant liability is recorded in the Company’s condensed consolidated financial statements and is determined using the Black-Scholes-Merton option pricing model. The valuation inputs include the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which are Level 3 inputs. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.
The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company's warrant liabilities as of June 30, 2020:

Stock price	$3.70
Exercise price	$7.63
Time until expiration (years)	3.79
Expected volatility	70.0%
Risk-free interest rate	0.3%
Expected dividend yield	—%
Note 10 – Earnings per Share
Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
(in thousands, except per share amounts)		(As Recast)		(As Recast)
EPS numerator:
Net income (loss)	$2,947	$(1,289)	$2,895	$559

EPS denominator:
Weighted average shares outstanding – basic	7,846	7,643	7,822	7,643
Impact of dilutive securities	59	—	56	74
Weighted average shares outstanding – diluted	7,905	7,643	7,878	7,717

EPS:
Basic	$0.38	$(0.17)	$0.37	$0.07
Diluted	$0.37	$(0.17)	$0.37	$0.07
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Out-of-the money warrants (see Note 8)	4,576,799	4,576,799	4,576,799	4,576,799
Service-based RSUs (See Note 17)	463	138,782	1,255	2,867
Performance and market-based RSUs(1)	9,674	—	—	—
Out-of-the money UPOs (See Note 8)	—	27,360	—	27,360
Total	4,586,936	4,742,941	4,578,054	4,607,026

(1) For the three and six months ended June 30, 2020 and 2019, certain PRSUs and MRSUs (both as defined below) were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency periods.
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
No valuation allowance was required as of June 30, 2020 or December 31, 2019.
The Company has recorded a liability for unrecognized tax benefits of $0.5 million and $0.4 million as of June 30, 2020 and December 31, 2019, respectively, which were included in accrued expenses and other current liabilities. These unrecognized tax benefits are related to tax positions taken on its various income tax returns in open tax periods.
The effective tax rate for the three and six months ended June 30, 2020 was 27.4% and 14.1%, respectively, and the effective tax rate for the three and six months ended June 30, 2019 was (26.9%) and 31.8%, respectively. The difference in the effective rate for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is primarily due to the CARES Act allowing the Company to carryback net operating losses (“NOLs”) generated in 2018 and 2019 (originally valued at a 21% federal tax rate) to prior years and generate a tax refund based on the higher 34% federal tax rate in those prior years.
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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended June 30,
	2020	2019
(in thousands)		(As Recast)
Statement of Operations Data:
Revenue:
Construction	$105,937	$104,759
Service	29,248	27,844
Total revenue	135,185	132,603

Gross profit:
Construction	12,213	10,683
Service	8,122	7,012
Total gross profit	20,335	17,695

Selling, general and administrative expenses:(1)
Construction	8,024	11,229
Service	5,588	5,335
Corporate	140	515
Total selling, general and administrative expenses	13,752	17,079
Amortization of intangibles	274	175
Operating income	$6,309	$441

Operating income for reportable segments	$6,309	$441
Less unallocated amounts:
Interest expense, net	(2,137)	(1,597)
Gain (loss) on sale of property and equipment	(13)	9
Loss on debt extinguishment	—	(513)
Gain on change in fair value of warrant liability	(102)	(103)
Total unallocated amounts	(2,252)	(2,204)
Total consolidated income (loss) before income taxes	$4,057	$(1,763)

Other Data:
Depreciation and amortization:
Construction	$1,032	$1,003
Service	330	282
Corporate	274	175
Total other data	$1,636	$1,460

	Six months ended June 30,
	2020	2019
(in thousands)		(As Recast)
Statement of Operations Data:
Revenue:
Construction	$215,423	$209,219
Service	58,534	57,131
Total revenue	273,957	266,350

Gross profit:
Construction	23,195	23,599
Service	15,364	13,720
Total gross profit	38,559	37,319

Selling, general and administrative expenses:(1)
Construction	18,200	21,681
Service	11,917	10,561
Corporate	435	882
Total selling, general and administrative expenses	30,552	33,124
Amortization of intangibles	417	350
Operating income	$7,590	$3,845

Operating income for reportable segments	$7,590	$3,845
Less unallocated amounts:
Interest expense, net	(4,295)	(2,430)
Gain on sale of property and equipment	17	21
Loss on debt extinguishment	—	(513)
Gain on change in fair value of warrant liability	59	(103)
Total unallocated amounts	(4,219)	(3,025)
Total consolidated income (loss) before income taxes	$3,371	$820

Other Data:
Depreciation and amortization:
Construction	$2,062	$1,976
Service	661	547
Corporate	417	350
Total other data	$3,140	$2,873

(1)
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three and six months ended June 30, 2019 to align with this updated allocation methodology.

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
The following table summarizes the lease amounts included in our condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (a)	$19,616	$21,056
Finance	Property and equipment, net (b)	6,088	6,412
Total lease assets		$25,704	$27,468

Liabilities
Current
Operating	Current operating lease liabilities	$3,681	$3,750
Finance	Current portion of long-term debt	2,414	2,424
Noncurrent
Operating	Long-term lease liabilities	16,502	18,247
Finance	Long-term debt	3,871	4,161
Total lease liabilities		$26,468	$28,582
(a) Operating lease assets are recorded net of accumulated amortization of $9.9 million at June 30, 2020 and $8.5 million at December 31, 2019.
(b) Finance lease assets are recorded net of accumulated amortization of $4.9 million at June 30, 2020 and $4.7 million at December 31, 2019.

The following table summarizes the lease costs included in our condensed consolidated statements of operations for the three months ended:

		For the Three months ended June 30,		For the Six months ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2020	2019	2020	2019
Operating lease cost	Cost of revenue(a)	$893	$853	$1,777	1,667
Operating lease cost	Selling, general and administrative expenses(a)	376	346	757	671
Finance lease cost
Amortization	Cost of revenue(b)	645	613	1,311	1,183
Interest	Interest expense, net(b)	86	79	179	154
Total lease cost		$2,000	$1,891	$4,024	$3,675
(a) Operating lease costs recorded in cost of sales includes $0.1 million and $0.2 million of variable lease costs for the three months ended June 30, 2020 and 2019, respectively. In addition, $0.1 million of variable lease costs are included in Selling, general and administrative expenses for both the three months ended June 30, 2020 and 2019. Operating lease costs recorded in cost of sales includes $0.4 million of variable lease costs for the six months ended June 30, 2020 and 2019. In addition, $0.1 million of variable lease costs are included in Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019.
(b) Finance lease costs recorded in cost of revenue for the three months ended June 30, 2020 and 2019 includes $0.5 million and $0.7 million of variable leases costs. Finance lease costs recorded in cost of revenue for the six months ended June 30, 2020 and 2019 includes $1.2 million and $1.4 million of variable lease costs. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2020 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2020	$1,429	$2,294
2021	2,426	4,565
2022	1,898	4,305
2023	902	3,303
2024	162	2,701
Thereafter	1	6,169
Total minimum lease payments	$6,818	$23,337
Amounts representing interest	(533)
Present value of net minimum lease payments	$6,285

The following is a summary of the lease terms and discount rates:

	June 30, 2020	December 31, 2019
Weighted average lease term (in years)
Operating	5.93	6.20
Finance	2.83	2.96

Weighted average discount rate
Operating	4.81%	4.80%
Finance	5.64%	5.69%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the six months ended:

(in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,910	$2,273
Operating cash flows from finance leases	179	154
Financing cash flows from finance leases	1,285	1,140
Right-of-use assets exchanged for lease liabilities:
Operating leases	$—	$3,022
Finance leases	1,050	1,630
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$586	$1,651
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(64)	$—

Note 14 – Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.6 million maximum aggregate deductible loss limit per year.
The components of the self-insurance liability as of June 30, 2020 and December 31, 2019 are as follows:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Current liability — workers’ compensation and general liability	$514	$703
Current liability — medical and dental	511	821
Non-current liability	452	382
Total liability shown in Accrued expenses and other current liabilities	$1,477	$1,906
Restricted cash	$113	$113
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
LFS and Harper, wholly-owned subsidiaries of the Company, were parties to a lawsuit involving a Harper employee who was alleged to be in the course and scope of his employment at the time the personal car he was operating collided with another car causing injuries to three persons and one fatality. On or about October 12, 2018, the plaintiffs agreed to settle and dismiss the lawsuit in exchange for an aggregate payment of $30.0 million from LFS and Harper, which amounts were paid entirely by the Company’s insurance carriers. The Company will not have any monetary exposure. The $30.0 million amounts due from the Company’s insurance carriers and due to the plaintiffs were included in the captions labeled as other current assets and accrued expenses and other current liabilities, respectively, in the consolidated balance sheet as of December 31, 2018 and were paid in February 2019.
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration in the state of Michigan against our wholly-owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages caused by Lanzo’s deficient performance.  A binding arbitration proceeding is anticipated later in 2020.
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint against Limbach Holdings, Inc. in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company intends to vigorously defend the suit.  The schedule of these proceedings has been delayed due to COVID-19 related court-closings, such that a date for trial is currently uncertain.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach, as well as seeks to enforce payment obligations under payment and stop notice release bonds. The Company disputes the allegations and intends to vigorously defend the suit. The schedule of these proceedings has been delayed due to COVID-19 related court-closings, such that a date for trial is currently uncertain.
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2020, the Company had approximately $128.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.

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
As of June 30, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $408.8 million and $46.6 million, respectively. As of December 31, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $504.2 million and $41.9 million, respectively.
We estimate that 56% and 100% of our Construction and Service segment remaining performance obligations as of June 30, 2020, respectively, will be recognized as revenue during 2020, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
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
Following the further amendment and restatement of the Omnibus Incentive Plan upon approval of the Company's stockholders on July 14, 2020, the Company has reserved a total of 1,650,000 shares of its common stock for issuance under the Omnibus Incentive Plan. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only. See Note 18 - Subsequent Events.
Service-Based Awards
During the first six months of 2020, the Company granted 118,633 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.
The following table summarizes our service-based RSU activity for the six months ended June 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	328,575	$7.83
Granted	118,633	3.48
Vested	(167,085)	8.95
Forfeited	(10,109)	6.80
Unvested at June 30, 2020	270,014	$5.34
Performance-Based Awards
During the first six months of 2020, the Company granted 96,500 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six months ended June 30, 2020, the Company recognized $0.1 million of stock-based compensation expense related to outstanding PRSUs. For the three and six months ended June 30, 2019, the Company did not recognize any stock-based compensation expense related to any outstanding PRSUs.
The following table summarizes our PRSU activity for the six months ended June 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	62,307	$12.62
Granted	96,500	3.67
Vested	—	—
Forfeited	(13,250)	11.31
Unvested at June 30, 2020	145,557	$6.80
Market-Based Awards
The following table summarizes our market-based RSU (“MRSUs”) activity for the six months ended June 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	125,000	$6.58
Granted	—	—
Vested	—	—
Forfeited	(22,500)	6.58
Unvested at June 30, 2020	102,500	$6.58
Total recognized stock-based compensation expense amounted to $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2019, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2020 and 2019 was $0.6 million and $0.2 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $0.6 million at June 30, 2020. These costs are expected to be recognized over a weighted average period of 1.28 years.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. As of June 30, 2020, no shares have been issued under the ESPP. See Note 18 - Subsequent Events.
Note 18 – Subsequent Events
At the 2020 Annual Meeting, held on July 14, 2020, the stockholders approved the further amendments to the Company's amended and restated Omnibus Incentive Plan to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 500,000, for a total of 1,650,000 shares, and extend the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the Amended Incentive Plan.

In July 2020, we issued 30,825 shares of our common stock to participants in the ESPP who contributed to the plan through June 30, 2020. Stock compensation expense related to the ESPP was $17 thousand for the three and six months ended June 30, 2020.

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
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM (as defined below) to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three and six months ended June 30, 2019 to align with this updated allocation methodology.
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
Comparison of Results of Operations for the three months ended June 30, 2020 and June 30, 2019
The following table presents operating results for the three months ended June 30, 2020 and June 30, 2019 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three months ended June 30,
	2020			2019
				(As Recast)
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$105,937	78.4%		$104,759	79.0%
Service	29,248	21.6%		27,844	21.0%
Total revenue	135,185	100.0%		132,603	100.0%

Gross profit:
Construction	12,213	11.5%	(1)	10,683	10.2%	(1)
Service	8,122	27.8%	(2)	7,012	25.2%	(2)
Total gross profit	20,335	15.0%		17,695	13.3%

Selling, general and administrative:(3)
Construction	8,024	7.6%	(1)	11,229	10.7%	(1)
Service	5,588	19.1%	(2)	5,335	19.2%	(2)
Corporate	140	0.1%		515	0.4%
Total selling, general and administrative expenses	13,752	10.2%		17,079	12.9%

Amortization of intangibles (Corporate)	274	0.2%		175	0.1%

Operating income (loss):
Construction	4,189	4.0%	(1)	(546)	(0.5)%	(1)
Service	2,534	8.7%	(2)	1,677	6.0%	(2)
Corporate	(414)	—%		(690)	—%
Total operating income	6,309	4.7%		441	0.3%

Other expenses (Corporate)	(2,252)	(1.7)%		(2,204)	(1.7)%
Total consolidated income (loss) before income taxes	4,057	3.0%		(1,763)	(1.3)%
Income tax provision (benefit)	1,110	0.8%		(474)	(0.4)%
Net income (loss)	$2,947	2.2%		$(1,289)	(1.0)%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three months ended June 30, 2019 to align with this updated allocation methodology.

Revenue

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	105,937	104,759	1,178	1.1%
Service	29,248	27,844	1,404	5.0%
Total revenue	135,185	132,603	2,582	1.9%
Revenue for the three months ended June 30, 2020 increased by $2.6 million compared to the revenue for the three months ended June 30, 2019, as recast for the adoption of ASC Topic 606. Construction revenue increased by $1.2 million, or 1.1% while Service revenue increased by $1.4 million, or 5.0%. The increase in Construction revenue was primarily driven by revenue increases at the Michigan, Southern California and Ohio regions. These increases were partially offset by revenue decreases in the Florida and New England regions largely due to project shutdowns due to COVID-19 and Western and Eastern Pennsylvania regions due to the substantial completion of projects in the second quarter of 2020 compared to the same prior year quarter. Florida and Mid-Atlantic regions' Service revenue increased quarter over quarter nearly offset by declines in Service revenue in Michigan, Eastern Pennsylvania and New England. Maintenance contract revenue, a component of Service revenue, remained relatively flat at $3.7 million for both the three months ended June 30, 2020 and June 30, 2019.
Gross Profit

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	12,213	10,683	1,530	14.3%
Service	8,122	7,012	1,110	15.8%
Total gross profit	20,335	17,695	2,640	14.9%
Total gross profit as a percentage of consolidated total revenue	15.0%	13.3%
Our gross profit for the three months ended June 30, 2020 increased by $2.6 million compared to our gross profit for the three months ended June 30, 2019. Construction gross profit increased $1.5 million or 14.3%. Service gross profit increased $1.1 million, or 15.8% due to more favorable project pricing. The total gross profit percentage increased from 13.3% for the three months ended June 30, 2019 to 15.0% for the same period ended in 2020, mainly driven by the mix of higher margin Service to Construction projects and more favorable pricing of those projects year over year.
We recorded revisions in our contract estimates for certain construction projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on four construction projects of $1.5 million for the three months ended June 30, 2020, two of which were within the Southern California region for a total of $0.7 million. No material project revisions resulting in gross profit write ups were recorded for the three months ended June 30, 2020.
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
Selling, General and Administrative Expenses

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	8,024	11,229	(3,205)	(28.5)%
Service	5,588	5,335	253	4.7%
Corporate	140	515	(375)	(72.8)%
Total selling, general and administrative expenses	13,752	17,079	(3,327)	(19.5)%

Selling, general and administrative expenses as a percentage of consolidated total revenue	10.2%	12.9%
Our total selling, general and administrative (“SG&A”) expenses decreased by approximately $3.3 million to $13.8 million for the three months ended June 30, 2020 compared to $17.1 million for the three months ended June 30, 2019. Total SG&A expense decreased during the current quarter by $3.3 million primarily related to $0.7 million in net headcount reductions throughout the Company, $0.8 million related to company-wide reduction in travel and entertainment expenses, a $0.2 million reduction in professional service fees and a $0.4 million reduction on pre-sale engineering expenses. Corporate SG&A decreased to $0.1 million for the three months ended June 30, 2020 from $0.5 million for the three months ended June 30, 2019 due to lower expense related to stock-based compensation awards. Additionally, total SG&A as a percentage of revenues were 10.2% for the three months ended June 30, 2020 and 12.9% for the three months ended June 30, 2019.
Amortization of Intangibles

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	274	175	99	56.6%
Total amortization expense for the amortizable intangible assets was $0.3 million for the three months ended June 30, 2020 and $0.2 million for the three months ended June 30, 2019. This increase was attributable to $0.1 million of accelerated amortization of our favorable leasehold interests intangible asset in conjunction with the Western Pennsylvania office relocation during the three months ended June 30, 2020.
Other Expenses

	Three months ended June 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(2,137)	(1,597)	(540)	33.8%
Gain on disposition of property and equipment	(13)	9	(22)	(244.4)%
Loss on debt extinguishment	—	(513)	513	(100.0)%
Gain (loss) on fair value of warrant liability	(102)	(103)	1	(1.0)%
Total other expenses	(2,252)	(2,204)	(48)	2.2%
Other expenses, consisting primarily of interest expense, were $2.3 million for the three months ended June 30, 2020 and $2.2 million for the three months ended June 30, 2019. The increase in interest expense was primarily due to the Company's higher interest rates on the refinanced debt obligations at 13.0% in the second quarter of 2020 compared to 10.5% in the second quarter of 2019, including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. Accordingly, a loss on debt extinguishment of $0.5 million was recognized on that same date. The Company also recorded other income of $0.1 million to reflect the change in fair value of the CB Warrants liability for both the three months ended June 30, 2020 and June 30, 2019.
Income Taxes
For the three months ended June 30, 2020, the Company recorded a $1.0 million current tax provision and a $0.2 million deferred income tax benefit for the three months ended June 30, 2020. For the three months ended June 30, 2019, the Company recorded a $0.1 million current federal tax benefit. In addition, the Company recorded a $0.5 million deferred federal income tax benefit for the three months ended June 30, 2019.
The effective tax rate for the three months ended June 30, 2020 was 27.4% and the effective tax rate for the three months ended June 30, 2019 was (26.9%). The difference in the effective rate for the three months ended June 30, 2020 as compared to 2019 is primarily due to the CARES Act allowing the Company to carryback net operating losses generated in 2018 and 2019 (originally valued at a 21% federal tax rate) to prior tax years and generate a tax refund based on the higher 34% federal tax rate in those prior years. The refund generated by this carryback has been netted against income taxes payable and has been included in income tax receivable as $0.7 million in the condensed consolidated balance sheet at June 30, 2020.

Comparison of Results of Operations for the six months ended June 30, 2020 and June 30, 2019
The following table presents operating results for the six months ended June 30, 2020 and June 30, 2019 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six months ended June 30,
	2020			2019
				(As Recast)
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$215,423	78.6%		$209,219	78.6%
Service	58,534	21.4%		57,131	21.4%
Total revenue	273,957	100.0%		266,350	100.0%

Gross profit:
Construction	23,195	10.8%	(1)	23,599	11.3%	(1)
Service	15,364	26.2%	(2)	13,720	24.0%	(2)
Total gross profit	38,559	14.1%		37,319	14.0%

Selling, general and administrative:(3)
Construction	18,200	8.4%	(1)	21,681	10.4%	(1)
Service	11,917	20.4%	(2)	10,561	18.5%	(2)
Corporate	435	0.2%		882	0.3%
Total selling, general and administrative expenses	30,552	11.2%		33,124	12.4%

Amortization of intangibles (Corporate)	417	0.2%		350	0.1%

Operating income (loss):
Construction	4,995	2.3%	(1)	1,918	0.9%	(1)
Service	3,447	5.9%	(2)	3,159	5.5%	(2)
Corporate	(852)	—%		(1,232)	—%
Total operating income	7,590	2.8%		3,845	1.4%

Other expenses (Corporate)	(4,219)	(1.5)%		(3,025)	(1.1)%
Total consolidated income (loss) before income taxes	3,371	1.2%		820	0.3%
Income tax provision (benefit)	476	0.2%		261	0.1%
Net income (loss)	$2,895	1.1%		$559	0.2%

(1)	As a percentage of Construction revenue.

(2)	As a percentage of Service revenue.

(3)
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the six months ended June 30, 2019 to align with this updated allocation methodology.

Revenue

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	215,423	209,219	6,204	3.0%
Service	58,534	57,131	1,403	2.5%
Total revenue	273,957	266,350	7,607	2.9%
Revenue for the six months ended June 30, 2020 increased by $7.6 million compared to the revenue for the six months ended June 30, 2019, as recast for the adoption of ASC Topic 606. Construction revenue increased by $6.2 million, or 3.0%. The increase in Construction revenue was primarily driven by revenue increases at the Michigan and Southern California regions. These increases were partially offset by revenue decreases in all other regions, particularly, the Florida and New England regions due to project shutdowns due to COVID-19 and Western and Eastern Pennsylvania regions due to the substantial completion of projects in the first half of the year of 2020 compared to the same period in the prior year. Ohio, Florida and Mid-Atlantic regions' Service revenue increased year over year offset by declines in Service revenue in all other regions, resulting in a net Service revenue of $1.4 million. Maintenance contract revenue, a component of Service revenue, was $7.5 million for the six months ended June 30, 2020 and $7.4 million for the six months ended June 30, 2019, remaining relatively flat year over year.
Gross Profit

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	23,195	23,599	(404)	(1.7)%
Service	15,364	13,720	1,644	12.0%
Total gross profit	38,559	37,319	1,240	3.3%
Total gross profit as a percentage of consolidated total revenue	14.1%	14.0%
Our gross profit for the six months ended June 30, 2020 increased by $1.2 million compared to our gross profit for the six months ended June 30, 2019. Construction gross profit decreased $0.4 million or (1.7)% due to the project write downs referenced in the succeeding paragraph. Service gross profit increased $1.6 million, or 12.0% due to more favorable project pricing. The total gross profit percentage was 14.0% for the six months ended June 30, 2019 as compared to 14.1% for the same period ended in 2020, remaining relatively flat.
For the six months ended June 30, 2020, we recorded revisions in our contract estimates for certain construction projects. We recorded gross profit write downs on eight construction projects and two gross profit write ups on construction projects for the six months ended June 30, 2020, each of which had a material gross profit impact, for an aggregate revision of $5.2 million and $1.2 million, respectively.
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

Selling, General and Administrative Expenses

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	18,200	21,681	(3,481)	(16.1)%
Service	11,917	10,561	1,356	12.8%
Corporate	435	882	(447)	(50.7)%
Total selling, general and administrative expenses	30,552	33,124	(2,572)	(7.8)%

Selling, general and administrative expenses as a percentage of consolidated total revenue	11.2%	12.4%
Our total SG&A expenses decreased by approximately $2.6 million to $30.6 million for the six months ended June 30, 2020 compared to $33.1 million for the six months ended June 30, 2019. Total SG&A expense decreased during the first half of the year by $2.6 million primarily related to reductions of $1.1 million in company-wide travel and entertainment expenses, $0.4 million in pre-sales engineering expenses, $0.2 million for medical and workers' compensation expense, $0.1 million in rent-related expense and a $0.5 million decrease in professional fees offset by a $1.0 million increase in payroll related expenses due to the timing of headcount for the first half of the year as compared to prior year. Corporate SG&A decreased to $0.4 million for the six months ended June 30, 2020 from $0.9 million for the six months ended June 30, 2019 due to lower expense related to stock-based compensation awards. Additionally, total SG&A as a percentage of revenues were 11.2% for the six months ended June 30, 2020 and 12.4% for the six months ended June 30, 2019.
Amortization of Intangibles

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	417	350	67	19.1%
Total amortization expense for the amortizable intangible assets was $0.4 million for the six months ended June 30, 2020 and $0.4 million for the six months ended June 30, 2019. This increase was attributable to a $0.1 million accelerated amortization of our favorable leasehold interests intangible asset in conjunction with the Western Pennsylvania office relocation offset by lower amortization of the Customer Relationships - Service intangible asset for the six months ended June 30, 2020 than for the six months ended June 30, 2019.
Other Expenses

	Six months ended June 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(4,295)	(2,430)	(1,865)	76.7%
Gain on disposition of property and equipment	17	21	(4)	(19.0)%
Loss on debt extinguishment	—	(513)	513	(100.0)%
Gain (loss) on fair value of warrant liability	59	(103)	162	(157.3)%
Total other expenses	(4,219)	(3,025)	(1,194)	39.5%
Other expenses, consisting primarily of interest expense, were $4.2 million for the six months ended June 30, 2020 and $3.0 million for the six months ended June 30, 2019. The increase in interest expense was primarily due to the Company's higher interest rates on the refinanced debt obligations, including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. The Company also recorded other income of $0.5 million for a loss on debt extinguishment also related to the refinancing and $0.1 million to reflect the change in fair value of the CB Warrants liability for the six months ended June 30, 2019.
Income Taxes
The Company recorded a $0.2 million current federal tax benefit and a $0.1 million current state and local income tax benefit for the six months ended June 30, 2020. In addition, the Company recorded a $0.7 million deferred federal income tax provision and a $0.1 million deferred state and local income tax provision for the six months ended June 30, 2020.
For the six months ended June 30, 2019, the Company recorded a $0.1 million current federal and state and local current tax provision. In addition, the Company recorded a $0.6 million deferred federal income tax provision and a $0.1 million deferred state and local income tax provision for the six months ended June 30, 2019.
The effective tax benefit rate for the six months ended June 30, 2020 was 14.1% and the effective tax provision rate for the six months ended June 30, 2019 was 31.8%. The difference in the effective rate for the six months ended June 30, 2020 as compared to 2019 is primarily due to the CARES Act allowing the Company to carryback net operating losses generated in 2018 and 2019 (originally valued at a 21% federal tax rate) to prior tax years and generate a tax refund based on the higher 34% federal tax rate in those prior years. The total refund generated by this carryback was $1.6 million and has been included in income tax receivable in the condensed consolidated balance sheet at June 30, 2020.
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
Construction backlog as of June 30, 2020 was $408.8 million compared to $504.2 million at December 31, 2019. In addition, Service backlog as of June 30, 2020 was $61.8 million compared to $57.0 million at December 31, 2019 as a result of incremental Service sales generated from the Company’s investment in Service sales staff over the past few years. Of the total backlog at June 30, 2020, we expect to recognize approximately $275.9 million by the end of 2020.
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
The following table presents summary cash flow information for the periods indicated:

	Six months ended June 30,
	2020	2019
(in thousands)		(As Recast)
Net cash provided by (used in):
Operating activities	$22,457	$(15,661)
Investing activities	(597)	(1,151)
Financing activities	(1,375)	16,204
Net increase in cash and cash equivalents	$20,485	$(608)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$3,022
Right of use assets obtained in exchange for new finance lease liabilities	1,050	1,630
Right of use assets disposed or adjusted modifying operating lease liabilities	586	1,651
Right of use assets disposed or adjusted modifying finance lease liabilities	(64)	—
Interest paid	$3,250	$1,621
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2020 and December 31, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted construction revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization, in response to the COVID-19 pandemic) along with borrowings available under our 2019 Refinancing Agreement and 2019 ABL Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months. If current economic conditions decline materially from information presently available or if project shutdowns recur in the fourth quarter of 2020 or the first quarter of 2021, the Company could be unable to meet its financial covenants, which would cause an event of default thereby classifying its debt as current. If the lenders were to call the debt, the Company might not have the available working capital to satisfy its outstanding debt obligations.
The following table represents our summarized working capital information:

(in thousands, except ratios)	As of June 30, 2020	As of December 31, 2019
Current assets	$207,685	$195,380
Current liabilities	(164,840)	(156,869)

Net working capital	$42,845	$38,511
Current ratio*	1.26	1.25

*	Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 to the accompanying condensed consolidated financial statements, as of June 30, 2020, the Company was in compliance with all debt covenants as required by the 2019 Refinancing Credit Agreement.
Cash Flows Provided by (Used in) Operating Activities
Cash flows provided by operating activities were $22.5 million for the six months ended June 30, 2020 compared to cash flows used in operating activities of $15.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the key components included cash inflows of $3.6 million related to our accounts receivable, $4.9 million related to our contract assets, $16.3 million for our contract liabilities shifting from an underbilled to an overbilled position consistent with our renewed focus on project cash flows and $9.4 million related to accrued expenses and other current liabilities. These cash inflows were offset by outflows of $19.5 million related to our accounts payable, including retainage.
Cash flows used in operating activities were $15.7 million for the six months ended June 30, 2019. For the six months ended June 30, 2019, our cash usage in operating activities was significantly impacted by a $5.7 million increase in accounts receivable, a $4.7 million decrease in accounts payable, a $4.5 million decrease in contract assets, a $4.7 million increase in contract liabilities. The accounts receivable increase resulted primarily from our lower revenue volume and billing during the second quarter of 2019 in comparison to stronger revenue and billings for the fourth quarter of 2018. The reduction in accounts payable is consistent with our decrease in accounts receivable and attributable to our second quarter 2019 revenue volume decrease, as well as tighter management of our payable balances. Our decrease of $9.2 million in net contract assets resulted primarily from the combination of 2019 unbilled costs incurred on a Southern California region Construction project on which a claim and change orders are pending, additional work performed on a previously overbilled Florida Construction project that is nearing completion, the final settlement of a significant Michigan region project, and the effects of our second quarter 2019 overall revenue reduction as compared to the fourth quarter of 2018. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 14 to the accompanying condensed consolidated financial statements. The settlement of this matter was entirely covered by the Company's insurance carriers.
Non-cash charges for depreciation and amortization were $3.1 million for the six months ended June 30, 2020 and $2.9 million for the six months ended June 30, 2019.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.6 million for the six months ended June 30, 2020 and $1.2 million for the six months ended June 30, 2019. The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows used in financing activities were $1.4 million for the six months ended June 30, 2020. Cash provided by financing activities was $16.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, we borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility and made capital lease payments of $1.3 million.
For the six months ended June 30, 2019, we both borrowed and repaid a total of $17.5 million on the Credit Agreement revolver (as defined below), and another $7.5 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million on its 2019 Refinancing Term Loan, which was used to repay, in its entirety, $14.3 million on the Credit Agreement Term Loan, $7.7 million on the Bridge Term Loan and $10.5 million on the Credit Agreement Revolver. The Company also recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made capital lease payments of $1.1 million and payments of $3.3 million related to debt issuance costs for our April 2019 Refinancing Agreement. For the six months ended June 30, 2019, the Company's bank overdraft increased by $2.8 million, representing an increase in the Company's short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.
Debt and Other Obligations
Credit Agreement
In 2016, LFS, a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit Agreement revolver”) and a $24.0 million term loan

(the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $900,000 on the Credit Agreement term loan were due at the end of each quarter, beginning September 30, 2018, through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow.
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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At June 30, 2020 and June 30, 2019, the interest rates in effect on the 2019 Refinancing Term Loan were 13.00% and 10.54%, respectively.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the requirement for such ratio not to exceed 4.00 to 1.00. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports. As of December 31, 2019, the Company fully remediated its material weakness eliminating its disclosure in the Company's SEC filings, audited financial statements or related auditor’s reports.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to: (i) require, commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties will be required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and June 30, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of June 30, 2020 and recorded any adjustments as other income (expense). At June 30, 2020 and December 31, 2019, the CB Warrants liability was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2020, the Company recorded other income of $0.2 million to reflect the change in fair value of the CB Warrants liability. At June 30, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed into other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the six months ended June 30, 2020 and recorded an additional $0.4 million of interest expense for the amortization of the debt issuance costs for the six months ended June 30, 2020. The Company also recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the three months ended June 30, 2019 and recorded an additional $0.2 million of interest expense for the amortization of the debt issuance costs for the three months ended June 30, 2019.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At June 30, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.

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

The 2019 ABL Credit Agreement also contains a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the requirement for such ratio not to exceed 4.00 to 1.00. As of September 30, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 2.85 to 1.00, which was in compliance with the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.
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

Accounting for the 2019 ABL Credit Agreement

As of June 30, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million for the amortization the debt issuance costs for the six months ended June 30, 2020.
At June 30, 2020, the Company had total irrevocable letters of credit in the amount of $3.5 million under its self-insurance program as compared to $3.3 million at December 31, 2019.
The following table reflects our available funding capacity as of June 30, 2020:

(in thousands)
Cash & cash equivalents		$28,829
Credit agreement:
Revolving credit facility	$14,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,510)
Net credit agreement capacity available		10,490
Total available funding capacity		$39,319

Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts, which has resulted in positive cash flow from operating activities for the six months ended June 30, 2020. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $28.8 million as of June 30, 2020, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our 2019 Refinancing Agreement (pursuant to which we had $14.0 million of availability as of June 30, 2020) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. See Note 1 - Organization and Plan of Business Operations.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of June 30, 2020 and December 31, 2019, the Company had approximately $128.6 million and $116.0 million in surety bonds outstanding, respectively. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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
The components of the self-insurance liability are reflected below as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Current liability – workers’ compensation and general liability	$514	$703
Current liability – medical and dental	511	821
Non-current liability	452	382
Total liability	$1,477	$1,906
Restricted cash	$113	$113
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
As a result of the COVID-19 pandemic, certain employees began working remotely in March 2020 and continue to do so. Notwithstanding these changes to the working environment, we have not identified any material changes in our internal control over financial reporting. We will continue to monitor and assess the COVID-19 situation to determine any potential impact on the design and operating effectiveness of our internal controls over financial reporting.
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

Part II
Item 1. Legal Proceedings
Lanzo Litigation
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration in the state of Michigan against our wholly-owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages caused by Lanzo’s deficient performance. A binding arbitration proceeding is anticipated later in 2020.
Bernards Litigation
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company intends to vigorously defend the suit.  The schedule of these proceedings has been delayed due to COVID-19 related court-closings, such that a date for trial is currently uncertain.
LA Excavating Litigation
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach, as well as seeking to enforce payment obligations under payment and stop notice release bonds. The Company disputes the allegations and intends to vigorously defend the suit. The schedule of these proceedings has been delayed due to COVID-19 related court-closings, such that a date for trial is currently uncertain.
Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2019 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit	Description
10.1	Offer Letter, dated May 11, 2020, between the Company and Michael M. McCann
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

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
Date: August 13, 2020