Form 10-Q
period 2020-09-30
Limbach Holdings, Inc.
filed 2020-11-12
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 11, 2020, there were 7,926,137 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.
Form 10-Q

Part I
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$39,600	$8,344
Restricted cash	113	113
Accounts receivable, net	124,839	105,067
Contract assets	68,576	77,188
Income tax receivable	685	494
Other current assets	3,908	4,174
Total current assets	237,721	195,380

Property and equipment, net	20,582	21,287
Intangible assets, net	11,785	12,311
Goodwill	6,129	6,129
Operating lease right-of-use assets	19,533	21,056
Deferred tax asset	4,575	4,786
Other assets	461	668
Total assets	$300,786	$261,617

LIABILITIES
Current liabilities
Current portion of long-term debt	$6,612	$4,425
Current operating lease liabilities	3,875	3,750
Accounts payable, including retainage	88,962	86,267
Contract liabilities	61,085	42,370
Accrued income taxes	1,959	12
Accrued expenses and other current liabilities	24,508	20,045
Total current liabilities	187,001	156,869
Long-term debt	37,462	38,868
Long-term operating lease liabilities	16,402	18,247
Other long-term liabilities	6,794	763
Total liabilities	247,659	214,747
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,894,202 issued and outstanding at September 30, 2020 and 7,688,958 at December 31, 2019	1	1
Additional paid-in capital	57,394	56,557
Accumulated deficit	(4,268)	(9,688)
Total stockholders’ equity	53,127	46,870
Total liabilities and stockholders’ equity	$300,786	$261,617
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(in thousands, except share and per share data)		(As Recast)		(As Recast)
Revenue	$163,856	$148,119	$437,813	$414,469
Cost of revenue	139,685	129,746	375,083	358,778
Gross profit	24,171	18,373	62,730	55,691
Operating expenses:
Selling, general and administrative expenses	17,045	16,568	47,596	49,691
Amortization of intangibles	109	149	526	499
Total operating expenses	17,154	16,717	48,122	50,190
Operating income	7,017	1,656	14,608	5,501
Other income (expenses):
Interest expense, net	(2,154)	(1,759)	(6,449)	(4,190)
Gain on disposition of property and equipment	3	17	18	38
Loss on debt extinguishment	—	—	—	(513)
Gain (loss) on change in fair value of warrant liability	(1,371)	525	(1,312)	422
Impairment of goodwill	—	(4,359)	—	(4,359)
Total other expenses	(3,522)	(5,576)	(7,743)	(8,602)
Income (loss) before income taxes	3,495	(3,920)	6,865	(3,101)
Income tax provision (benefit)	970	(942)	1,445	(681)
Net income (loss)	$2,525	$(2,978)	$5,420	$(2,420)
Earnings Per Share (“EPS”)
Income (loss) per common share:
Basic	$0.32	$(0.39)	$0.69	$(0.32)
Diluted	$0.31	$(0.39)	$0.68	$(0.32)
Weighted average number of shares outstanding:
Basic	7,890,074	7,673,517	7,844,587	7,653,372
Diluted	8,107,149	7,673,517	7,969,857	7,653,372
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	$1	$56,852	$(9,740)	$47,113
Stock-based compensation	—	—	140	—	140
Shares issued related to vested restricted stock units	59,514	—	—	—	—
Net income	—	—	—	2,947	2,947
Balance at June 30, 2020	7,853,377	$1	$56,992	$(6,793)	$50,200
Stock-based compensation	—	—	304	—	304
Proceeds related to employee stock purchase plan	—	—	98	—	98
Shares issued related to employee stock purchase plan	30,825	—	—	—	—
Shares issued related to vested restricted stock units	10,000	—	—	—	—
Net income	—	—	—	2,525	2,525
Balance at September 30, 2020	7,894,202	$1	$57,394	$(4,268)	$53,127

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2018	7,592,911	$1	$54,791	$(8,424)	$46,368
Cumulative effect of accounting change - ASC Topic 606	—	—	—	639	639
Cumulative effect of accounting change - ASC Topic 842	—	—	—	(128)	(128)
Stock-based compensation	—	—	367	—	367
Shares issued related to vested restricted stock units	50,222	—	—	—	—
Net income	—	—	—	1,847	1,847
Balance at March 31, 2019 (As Recast)	7,643,133	$1	$55,158	$(6,066)	$49,093
Stock-based compensation	—	—	515	—	515
Net loss	—	—	—	(1,289)	(1,289)
Balance at June 30, 2019 (As Recast)	7,643,133	$1	$55,673	$(7,355)	$48,319
Stock-based compensation	—	—	491	—	491
Shares issued related to vested restricted stock units	45,825	—	—	—	—
Net loss	—	—	—	(2,978)	(2,978)
Balance at September 30, 2019 (As Recast)	7,688,958	$1	$56,164	$(10,333)	$45,832

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2020	2019
(in thousands)		(As Recast)
Cash flows from operating activities:
Net income (loss)	$5,420	$(2,420)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	4,635	4,234
Impairment of goodwill	—	4,359
Provision for doubtful accounts	62	104
Stock-based compensation expense	739	1,373
Noncash operating lease expense	3,033	2,789
Amortization of debt issuance costs	1,620	901
Deferred income tax (benefit) provision	211	(775)
Gain on sale of property and equipment	(18)	(38)
Loss on debt extinguishment	—	513
Gain on change in fair value of warrant liability	1,312	(422)
Changes in operating assets and liabilities:
Accounts receivable	(19,834)	(5,223)
Contract assets	8,612	(15,768)
Other current assets	270	29,733
Accounts payable, including retainage	2,695	(1,406)
Prepaid income taxes	(192)	77
Accrued taxes payable	1,947	63
Contract liabilities	18,715	(6,826)
Operating lease liabilities	(3,229)	(2,789)
Accrued expenses and other current liabilities	8,925	(25,961)
Other long-term liabilities	306	(102)
Net cash provided by (used in) operating activities	35,229	(17,584)
Cash flows from investing activities:
Proceeds from sale of property and equipment	65	148
Advances (to) from joint ventures	(3)	3
Purchase of property and equipment	(1,116)	(2,192)
Net cash used in investing activities	(1,054)	(2,041)
Cash flows from financing activities:
Increase in bank overdrafts	—	6,102
Payments on Credit Agreement term loan	—	(14,335)
Proceeds from Credit Agreement revolver	—	17,500
Payments on Credit Agreement revolver	—	(17,500)
Proceeds from 2019 Revolving Credit Facility	7,250	19,250
Payments on 2019 Revolving Credit Facility	(7,250)	(19,250)
Payments on 2019 Refinancing Term Loan	(1,000)	—
Proceeds from 2019 refinancing Term Loan, net of debt discount	—	38,643
Warrants issued in conjunction with the 2019 Refinancing Term Loan	—	969

Embedded derivative associated with the 2019 Refinancing Term Loan	—	388
Payments on Bridge Term Loan	—	(7,736)
Payments on finance leases	(1,966)	(1,803)
Payments of debt issuance costs	—	(3,339)
Taxes paid related to net-share settlement of equity awards	(102)	(123)
Proceeds from contributions to Employee Stock Purchase Plan	149	—
Net cash (used in) provided by financing activities	(2,919)	18,766
Increase in cash, cash equivalents and restricted cash	31,256	(859)
Cash, cash equivalents and restricted cash, beginning of period	8,457	1,732
Cash, cash equivalents and restricted cash, end of period	$39,713	$873
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$924	$3,022
Right of use assets obtained in exchange for new finance lease liabilities	2,399	2,685
Right of use assets disposed or adjusted modifying operating lease liabilities	586	1,651
Right of use assets disposed or adjusted modifying finance lease liabilities	(64)	(55)
Interest paid	$4,817	$3,091
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have been and remain applicable to Limbach's operations in different ways, often varying by state. In some instances, these orders have continued to affect certain projects in our Construction and Service segments into the third quarter of 2020. In limited instances, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during each of the nine months ended September 30, 2020 and has seen most of the projects that were in progress at the time the shutdowns commenced have since restarted. As Limbach's operations have been deemed essential, we have taken several measures to combat the COVID-19 downturn. The duration or recurrence of these measures and the impact of COVID-19 is unknown and may be extended, and additional measures may be necessary. The New England region was the only branch where all construction activity was prohibited for a period of time. In addition to project suspensions in the New England region, each of our other branches experienced select project suspensions and were adversely impacted by COVID-19 related regulation. In May, much of the COVID-19 regulations that caused shutdowns of projects in the New England region were lifted and all of the projects that were suspended in that region resumed operations. The other projects that were impacted by similar suspensions in each of our other branches also resumed. In the Service segment, certain branches are currently experiencing a slowdown in some types of work due to COVID-19 restrictions but began to see improvement during the summer months. Our branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects.
During the nine months ended September 30, 2020, we took several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:
•Identification of projects that have been shut down and methods for seeking to preserve any contractual entitlement that may exist to recover monetary and time impacts;

•Establishment of a task force to identify possible types and areas of impact from COVID-19 for both shutdown and continuing operations;
•Examination of the Company's productivity and potential impact on gross profit as a result of COVID-19;
•Implementation of the Company's pandemic response plan;
•Implemented our furlough and work schedule reduction plans, as well as permanent reductions in force;
•Suspended substantially all discretionary, non-essential expenditures, including but not limited to, auto allowances, deferral of rent ranging between 1 and 3 months, 10% salary reduction for a select group of corporate and regional management and cost reduction opportunities identified by our external consultant; and
•Continued our hiring freeze.
During the month of July 2020, with the return of project and service work, we removed the 10% salary reduction for the select group of corporate and regional management, returned auto allowances, reinstated positions, removed schedule reduction plans and discontinued our hiring freeze.
In addition to the above actions taken during the initial impacts of COVID-19, we continue to take steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees and continue to emphasize wearing of masks, more frequent washing of hands and tools, social distancing, and work protocols. Limbach's COVID-19 policy is written based on the best practices provided by the Centers for Disease Control and Prevention (“CDC”) and Occupational Safety and Health Administration for essential workers. Our updated Work From Home Policy, along with the Company's business continuity planning and information technology enhancements have enabled an orderly transition to remote work and facilitated social distancing for salaried employees.

Testing and inpatient treatment for COVID-19 is covered under our medical plan and fees have been waived since the onset of the pandemic. Counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues.
Management continues to perform a reforecast of its 2020 and 2021 financial plans on a monthly basis. For the period ended September 30, 2020, we assessed a variety of factors, including but not limited to projects in our Construction and Service segments currently being impacted or delayed, construction industry financial forecasts for the remainder of 2020, and the impact of certain cost-cutting measures implemented during the end of the our first fiscal quarter. Based on these factors we assumed a measured recovery in revenue and gross profit that commenced in May 2020 and returning to normal revenue and gross profit levels in Q4 2020. However, it is difficult to fully identify the nature and extent of the COVID-19 impacts and fully estimate any costs associated with its impacts, particularly as spread of the disease is reportedly increasing again nationally and worldwide during the fourth quarter of 2020. We believe any actual cost impacts are expected to be more readily discernible as projects continue to progress towards completion. Based on management's current reforecast, management projects compliance with the financial covenants associated with its current credit agreements for the next 12 months.
While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020, its results of operations for the three and nine months ended September 30, 2020 and its cash flows for the nine months ended September 30, 2020. The results for the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.
The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on May 12, 2020, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Note 3 – Accounting Standards
Recently Adopted Accounting Standards
New Revenue Recognition Standard

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the three and nine months ended September 30, 2019 has been recast to conform to the new standard.

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

Notes 5 and 16 include additional information relating to our adoption of ASC Topic 606. Note 12 includes information regarding our revenue disaggregated by segment.

Refer to the section, Effects of Adoption of ASC 606 and ASC 842 on Condensed Consolidated Financial Statements, below for additional disclosures around the quantitative impacts that the adoption of ASC Topic 606 had on our condensed consolidated financial statements.

New Leasing Standard

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended and supplemented by subsequent ASUs (collectively, “ASC Topic 842”). ASC Topic 842 amends the existing guidance in Accounting Standards Codification (“ASC”) 840, Leases. This ASU requires, among other things, the recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases currently classified as operating leases. Effective December 31, 2019, management adopted ASC Topic 606 for the annual and quarterly periods beginning after January 1, 2019 using a modified retrospective transition approach. The financial information for the quarter-ended September 30, 2019 has been recast to conform to the new standard.

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

Effects of Adoption of ASC 606 and ASC 842 on Condensed Consolidated Financial Statements

The effect of the changes made to the Company's condensed consolidated September 30, 2019 balance sheet and condensed consolidated statement of operations for the three and nine month periods ended September 30, 2019 for the adoption of ASC Topic 606 and ASC Topic 842 were as follows:

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands)	Previously Reported Balance as of September 30, 2019(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	Balance as of September 30, 2019 (As Recast)
Assets
Accounts receivable, net (b)	$143,279	$(32,339)	$—	$110,940
Contract assets	—	79,577	—	79,577
Costs and estimated earnings in excess of billings on uncompleted contracts	45,974	(45,974)	—	—
Other current assets	5,040	9	—	5,049
Operating lease right-of-use assets (c)	—	—	21,714	21,714
Deferred tax asset	5,315	(363)	—	4,952

Liabilities
Contract liabilities	$—	$41,991	$—	$41,991
Billings in excess of costs and estimated earnings on uncompleted contracts	44,751	(44,751)	—	—
Accrued expenses and other current liabilities	33,530	2,681	—	36,211
Current portion of long-term debt	3,548	—	62	3,610
Current operating lease liabilities (c)	—	—	3,756	3,756
Long-term debt	39,583	—	65	39,648
Long-term operating lease liabilities (c)	—	—	18,753	18,753
Other long-term liabilities	1,958	—	(794)	1,164

Stockholders' Equity
Accumulated deficit	$(11,194)	$989	$(128)	$(10,333)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
(b) Prior to the adoption of ASC Topic 606, retainage receivable was included within accounts receivable, net.
(c) Prior to the adoption of ASC Topic 842, operating lease right-of-use assets and current and long-term operating lease liabilities were not recorded on the Company's condensed consolidated balance sheets.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three months ended September 30, 2019
(in thousands)	Previously Reported(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Recast
Revenue
Construction	$118,076	$348	$—	$118,424
Service	29,692	3	—	29,695
Total revenue	147,768	351	—	148,119
Cost of revenue
Construction	107,474	(193)	—	107,281
Service	22,503	(38)	—	22,465
Total cost of revenue	129,977	(231)	—	129,746
Gross profit	17,791	582	—	18,373
Operating expenses:
Selling, general and administrative expenses	16,568	—	—	16,568
Amortization of intangibles	149	—	—	149
Total operating expenses	16,717	—	—	16,717
Operating income	1,074	582	—	1,656
Other income (expenses):
Interest expense, net	(1,759)	—	—	(1,759)
Gain on disposition of property and equipment	17	—	—	17
Gain on change in fair value of warrant liability	525	—	—	525
Impairment of goodwill	(4,359)	—	—	(4,359)
Total other expenses	(5,576)	—	—	(5,576)
Loss before income taxes	(4,502)	582	—	(3,920)
Income tax benefit	(1,090)	148	—	(942)
Net loss	$(3,412)	$434	$—	$(2,978)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2019.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Nine months ended September 30, 2019
(in thousands)	Previously Reported(a)	Adjustments due to ASC Topic 606	Adjustments due to ASC Topic 842	As Recast
Revenue
Construction	$327,675	$(32)	$—	$327,643
Service	86,797	29	—	86,826
Total revenue	414,472	(3)	—	414,469
Cost of revenue
Construction	293,338	(437)	—	292,901
Service	65,909	(32)	—	65,877
Total cost of revenue	359,247	(469)	—	358,778
Gross profit	55,225	466	—	55,691
Operating expenses:
Selling, general and administrative expenses	49,691	—	—	49,691
Amortization of intangibles	499	—	—	499
Total operating expenses	50,190	—	—	50,190
Operating income	5,035	466	—	5,501
Other income (expenses):
Interest expense, net	(4,190)	—	—	(4,190)
Gain on disposition of property and equipment	38	—	—	38
Loss on debt extinguishment	(513)	—	—	(513)
Gain on change in fair value of warrant liability	422			422
Impairment of goodwill	(4,359)	—	—	(4,359)
Total other expenses	(8,602)	—	—	(8,602)
Loss before income taxes	(3,567)	466	—	(3,101)
Income tax benefit	(797)	116	—	(681)
Net loss	$(2,770)	$350	$—	$(2,420)
(a) Balances as previously reported on the Company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2019.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The guidance is effective for all entities for fiscal years beginning after March 31, 2024, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. Management is currently assessing the impact of this pronouncement on its condensed consolidated financial statements.
Note 4 – Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	September 30, 2020	December 31, 2019
Accounts receivable - trade	$125,116	$105,373
Allowance for doubtful accounts	(277)	(306)
Accounts receivable, net	$124,839	$105,067
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
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2020	December 31, 2019	Change
Contract assets
Costs in excess of billings and estimated earnings	$31,235	$44,315	$(13,080)
Retainage receivable	37,341	32,873	4,468
Total contract assets	$68,576	$77,188	$(8,612)
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

The current estimated net realizable value on such claims and unapproved change orders as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $38.0 million and $38.4 million as of September 30, 2020 and December 31, 2019, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2020	December 31, 2019	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$60,272	$40,662	$19,610
Provisions for losses	813	1,708	(895)
Total contract liabilities	$61,085	$42,370	$18,715

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
The net (overbilling) underbilling position for contracts in process consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Revenue earned on uncompleted contracts	$696,558	$726,215
Less: Billings to date	(725,595)	(722,562)
Net (overbilling) underbilling	$(29,037)	$3,653

(in thousands)	September 30, 2020	December 31, 2019
Costs in excess of billings and estimated earnings	$31,235	$44,315
Billings in excess of costs and estimated earnings	(60,272)	(40,662)
Net (overbilling) underbilling	$(29,037)	$3,653
We recorded revisions in our contract estimates for certain construction projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on five Construction segment projects of $2.4 million for the three months ended September 30, 2020, three of which were within the Southern California region for a total of $1.8 million. We also recorded a $0.4 million material project revision resulting in a gross profit write up on a single Construction segment project within the Southern California region for the three months ended September 30, 2020.
For the nine months ended September 30, 2020, we recorded revisions in our contract estimates for certain Construction segment projects. We recorded gross profit write downs on eleven Construction segment projects and three gross profit write ups on Construction segment projects for the nine months ended September 30, 2020, each of which had a material gross profit impact, for an aggregate gross profit write down of $7.5 million and $1.6 million, respectively.
For the three months ended September 30, 2019, we recorded revisions in our contract estimates for certain Construction and Service segment projects. Individual Construction segment projects with revisions having a material gross profit impact resulted in gross profit write ups totaling $0.6 million on one Mid-Atlantic region and one New England region project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.7 million on six Construction segment projects in our Southern California region and one Construction segment project in our New England region.
For the nine months ended September 30, 2019, we recorded revisions in our contract estimates for certain Construction and Service segment projects. Individual Construction segment projects with revisions having a material gross profit impact resulted in gross profit write ups totaling $3.4 million on seven Construction segment projects, including two projects totaling $0.7 million for our Mid-Atlantic region. In addition, one of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. Revisions in our contract estimates on one Service segment project resulted in a gross profit write up of $0.2 million on a Mid-Atlantic project. We also recorded revisions in contract estimates that resulted in project write downs totaling $6.5 million on nine Construction segment projects, including seven projects totaling $5.1 million in our Southern California region, one project for $1.0 million in our Western Pennsylvania region and one project for $0.4 million in our Mid-Atlantic region. Revisions in our contract estimates on one Service segment project resulted in a gross profit write down of $0.4 million on a Southern California region project.
Note 6 – Goodwill and Intangibles
Goodwill was $6.1 million at September 30, 2020 and December 31, 2019. The goodwill is associated with the Company's Service segment. Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2020
Amortized intangible assets:
Customer Relationships – Service	$4,710	$(3,012)	$1,698
Favorable Leasehold Interests	530	(403)	127
Total amortized intangible assets	5,240	(3,415)	1,825
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,415)	$11,785

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2019
Amortized intangible assets:
Customer Relationships – Service	$4,710	$(2,655)	$2,055
Favorable Leasehold Interests	530	(234)	296
Total amortized intangible assets	5,240	(2,889)	2,351
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(2,889)	$12,311
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
Total amortization expense for these amortizable intangible assets was $0.1 million and $0.5 million for the three and nine months ended September 30, 2020 and $0.1 million and $0.5 million for the three and nine months ended September 30, 2019.
As the Company determined that the fair value of its construction reporting unit was below its carrying amount, the Company performed an interim impairment test of September 30, 2019 and recognized a non-cash impairment charge for its construction reporting unit of $4.4 million for the three and nine months ended September 30, 2019. The Company did not recognize any impairment charges on its goodwill or intangible assets for the three and nine months ended September 30, 2020.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2020	December 31, 2019
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$40,000	$41,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.85% to 6.45% through 2025	6,954	6,585
Total debt	46,954	47,585
Less - Current portion of long-term debt	(6,612)	(4,425)
Less - Unamortized discount and debt issuance costs	(2,880)	(4,292)
Long-term debt	$37,462	$38,868
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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At September 30, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00% and 10.18% at September 30, 2019.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to certain adjustment. Required amortization is $0.4 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement. The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

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

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through September 30, 2020, no amounts had been drawn on the

2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of September 30, 2020 and recorded any adjustments as other income (expense). At September 30, 2020 and December 31, 2019, the CB Warrants liability was $1.7 million and $0.4 million, respectively. For the three and nine months ended September 30, 2020, respectively, the Company recorded other expense of $1.4 million and $1.3 million to reflect the change in fair value of the CB Warrants liability. For the three and nine months ended September 30, 2019, the Company recorded other income of $0.5 million and $0.4 million, respectively. At September 30, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and recorded an additional $0.4 million and $1.1 million of interest expense for the amortization of the debt issuance costs for the three and nine months ended September 30, 2020, respectively.

The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, and recorded an additional $0.2 million and $0.4 million of interest expense for the amortization of the debt issuance costs for the three and nine months ended September 30, 2019, respectively.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At September 30, 2020 and September 30, 2019, the interest rates in effect on the 2019 ABL Credit Agreement were 5.25% and 7.00%, respectively.

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

Accounting for the 2019 ABL Credit Agreement

As of September 30, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million and $0.2 million for the amortization the debt issuance costs for the three and nine months ended September 30, 2020, respectively, and $0.1 million for each of the three and nine months ended September 30, 2019.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
At September 30, 2020 and December 31, 2019, the Company had outstanding warrants exercisable for 4,576,799 shares of common stock, consisting of: (i) 4,600,000 warrants issued as part of units in its initial public offering, each of which is exercisable for one-half of one share of common stock at an exercise price of $11.50 per whole share (“Public Warrants”); (ii) 198,000 warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Sponsor Warrants”); (iii) 600,000 warrants, each exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Warrants”); (iv) 631,119 warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”); and (v) 946,680 warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”). The Public Warrants, Sponsor Warrants and $15 Exercise Price Warrants were issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Merger Warrants and Additional Merger Warrants were issued to the sellers of LHLLC.
As discussed in Note 7 - Debt above, the Company issued CB Warrants to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. As of September 30, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable.
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
See Note 17 - Management Incentive Plans for RSUs granted, vested, forfeited and remaining unvested.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. In July 2020, the Company issued 30,825 shares of its common stock to participants in the ESPP who contributed to the plan through June 30, 2020. Proceeds related to the ESPP were $0.1 million for the nine months ended September 30, 2020. Stock compensation expense related to the ESPP was $17 thousand for the three and nine months ended September 30, 2020.
Note 9 – Fair Value Measurements
The Company measures the fair value of financial assets and liabilities in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1 — inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date;
•Level 2 — inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities; and
•Level 3 — unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan approximates its fair value due to the variable rate on such debt. As of September 30, 2020 and December 31, 2019, the Company determined that the fair value of its 2019 Refinancing Agreement term loan was $40.0 million and $41.0 million, respectively. Such fair value is determined using discounted estimated future cash flows using level 3 inputs.
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
The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company's warrant liabilities as of September 30, 2020:

Stock price	$10.70
Exercise price	$7.63
Time until expiration (years)	3.50
Expected volatility	75.0%
Risk-free interest rate	0.2%
Expected dividend yield	—%
Note 10 – Earnings per Share
Diluted EPS assumes the dilutive effect of outstanding common stock warrants, UPOs and RSUs, all using the treasury stock method.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
(in thousands, except per share amounts)		(As Recast)		(As Recast)
EPS numerator:
Net income (loss)	$2,525	$(2,978)	$5,420	$(2,420)

EPS denominator:
Weighted average shares outstanding – basic	7,890	7,674	7,845	7,653
Impact of dilutive securities	217	—	125	—
Weighted average shares outstanding – diluted	8,107	7,674	7,970	7,653

EPS:
Basic	$0.32	$(0.39)	$0.69	$(0.32)
Diluted	$0.31	$(0.39)	$0.68	$(0.32)
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Out-of-the-money warrants (see Note 8)	4,576,799	4,576,799	4,576,799	4,576,799
Service-based RSUs (See Note 17)	—	114,837	538	83,409
Employee Stock Purchase Plan	8,375	—	4,375	—
Out-of-the-money UPOs (See Note 8)	—	3,903	—	12,590
Total	4,585,174	4,695,539	4,581,712	4,672,798
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
The effective tax rate for the three and nine months ended September 30, 2020 was 27.8% and 21.1%, respectively, and the effective tax benefit rate for the three and nine months ended September 30, 2019 was (24.0)% and (22.0)%, respectively.
No valuation allowance was required as of September 30, 2020 or December 31, 2019.
The Company has recorded a liability for unrecognized tax benefits of $0.5 million and $0.4 million as of September 30, 2020 and December 31, 2019, respectively, which were included in accrued expenses and other current liabilities. These unrecognized tax benefits are related to tax positions taken on its various income tax returns in open tax periods.
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

Condensed consolidated segment information for the periods presented is as follows:

	Three months ended September 30,
	2020	2019
(in thousands)		(As Recast)
Statement of Operations Data:
Revenue:
Construction	$130,498	$118,424
Service	33,358	29,695
Total revenue	163,856	148,119

Gross profit:
Construction	14,848	11,144
Service	9,323	7,229
Total gross profit	24,171	18,373

Selling, general and administrative expenses:(1)
Construction	10,501	10,746
Service	6,240	5,329
Corporate	304	493
Total selling, general and administrative expenses	17,045	16,568
Amortization of intangibles	109	149
Operating income	$7,017	$1,656

Operating income for reportable segments	$7,017	$1,656
Other expenses:
Impairment of goodwill (Construction)	—	(4,359)
Less unallocated amounts:
Interest expense, net	(2,154)	(1,759)
Gain on sale of property and equipment	3	17
Gain (loss) on change in fair value of warrant liability	(1,371)	525
Total unallocated amounts	(3,522)	(1,217)
Total consolidated income (loss) before income taxes	$3,495	$(3,920)

Other Data:
Depreciation and amortization:
Construction	$1,046	$954
Service	340	259
Corporate	109	149
Total other data	$1,495	$1,362

	Nine months ended September 30,
	2020	2019
(in thousands)		(As Recast)
Statement of Operations Data:
Revenue:
Construction	$345,921	$327,643
Service	91,892	86,826
Total revenue	437,813	414,469

Gross profit:
Construction	38,043	34,742
Service	24,687	20,949
Total gross profit	62,730	55,691

Selling, general and administrative expenses:(1)
Construction	28,700	32,427
Service	18,157	15,890
Corporate	739	1,374
Total selling, general and administrative expenses	47,596	49,691
Amortization of intangibles	526	499
Operating income	$14,608	$5,501

Operating income for reportable segments	$14,608	$5,501
Other expenses:
Impairment of goodwill (Construction)	—	(4,359)
Less unallocated amounts:
Interest expense, net	(6,449)	(4,190)
Gain on sale of property and equipment	18	38
Loss on debt extinguishment	—	(513)
Gain (loss) on change in fair value of warrant liability	(1,312)	422
Total unallocated amounts	(7,743)	(4,243)
Total consolidated income (loss) before income taxes	$6,865	$(3,101)

Other Data:
Depreciation and amortization:
Construction	$3,108	$2,929
Service	1,001	807
Corporate	526	498
Total other data	$4,635	$4,234

(1)Starting January 1, 2020, the Company changed the methodology in which it presents its corporate selling, general and administrative expenses to the Company's CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to the Company's Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three and nine months ended September 30, 2019 to align with this updated allocation methodology.
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
The following table summarizes the lease amounts included in our condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (a)	$19,533	$21,056
Finance	Property and equipment, net (b)	6,747	6,412
Total lease assets		$26,280	$27,468

Liabilities
Current
Operating	Current operating lease liabilities	$3,875	$3,750
Finance	Current portion of long-term debt	2,612	2,424
Noncurrent
Operating	Long-term operating lease liabilities	16,402	18,247
Finance	Long-term debt	4,342	4,161
Total lease liabilities		$27,231	$28,582
(a) Operating lease assets are recorded net of accumulated amortization of $10.9 million at September 30, 2020 and $8.5 million at December 31, 2019.
(b) Finance lease assets are recorded net of accumulated amortization of $5.3 million at September 30, 2020 and $4.7 million at December 31, 2019.

The following table summarizes the lease costs included in our condensed consolidated statements of operations for the three and nine months ended:

		For the Three months ended September 30,		For the Nine months ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2020	2019	2020	2019
Operating lease cost	Cost of revenue(a)	$882	$910	$2,658	2,577
Operating lease cost	Selling, general and administrative expenses(a)	355	339	1,110	1,010
Finance lease cost
Amortization	Cost of revenue(b)	684	650	2,001	1,833
Interest	Interest expense, net(b)	89	86	269	239
Total lease cost		$2,010	$1,985	$6,038	$5,659
(a) Operating lease costs recorded in cost of sales includes $0.2 million and $0.1 million of variable lease costs for the three months ended September 30, 2020 and 2019, respectively. No variable lease costs are included in Selling, general and administrative expenses for both the three months ended September 30, 2020 and 2019. Operating lease costs recorded in cost of sales includes $0.5 million of variable lease costs for the nine months ended September 30, 2020 and 2019. In addition, $0.2 million of variable lease costs are included in Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019.

(b) Finance lease costs recorded in cost of revenue for the three months ended September 30, 2020 and 2019 includes $0.6 million and $0.7 million of variable leases costs. Finance lease costs recorded in cost of revenue for the nine months ended September 30, 2020 and 2019 includes $1.8 million and $2.1 million of variable lease costs. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2020 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2020	$789	$1,200
2021	2,784	4,777
2022	2,256	4,514
2023	1,261	3,516
2024	449	2,917
Thereafter	1	6,451
Total minimum lease payments	$7,540	$23,375
Amounts representing interest	(586)
Present value of net minimum lease payments	$6,954

The following is a summary of the lease terms and discount rates:

	September 30, 2020	December 31, 2019
Weighted average lease term (in years)
Operating	5.71	6.20
Finance	2.91	2.96

Weighted average discount rate
Operating	4.83%	4.80%
Finance	5.52%	5.69%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the nine months ended:

(in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,963	$3,490
Operating cash flows from finance leases	269	239
Financing cash flows from finance leases	1,966	1,803
Right-of-use assets exchanged for lease liabilities:
Operating leases	$924	$3,022
Finance leases	2,399	2,685
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$586	$1,651
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(64)	$(55)
Note 14 – Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.6 million maximum aggregate deductible loss limit per year.
The components of the self-insurance liability as of September 30, 2020 and December 31, 2019 are as follows:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Current liability — workers’ compensation and general liability	$434	$703
Current liability — medical and dental	482	821
Non-current liability	667	382
Total liability shown in Accrued expenses and other current liabilities	$1,583	$1,906
Restricted cash	$113	$113
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
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration in the state of Michigan against the Company's wholly-owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach has asserted a counterclaim seeking damages caused by Lanzo’s deficient performance.  A binding arbitration proceeding is scheduled for January of 2021.
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint against Limbach Holdings, Inc. in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company is vigorously defending the suit, which is currently set for trial to take place in June or July of 2021.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach, as well as seeks to enforce payment obligations under payment and stop notice release bonds. The Company disputes the allegations and intends to vigorously defend the suit, which is currently set for trial in November of 2021.
In July of 2020, plaintiff, Kimball Construction Co., Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LLC in circuit Court for Montgomery County, Maryland. The complaint seeks damages of approximately $1.7 million for alleged failure to pay contract balances and extra work, as well as to enforce payment obligations under a payment bond issued by Limbach's surety provider. The Company disputes the allegations and intends to vigorously defend the suit, which is currently set for trial to take place sometime in the second quarter of 2021.
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2020, the Company had approximately $105.3 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
As of September 30, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $407.5 million and $47.6 million, respectively. As of December 31, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $504.2 million and $41.9 million, respectively.
We estimate that 26% and 47% of our Construction and Service segment remaining performance obligations as of September 30, 2020, respectively, will be recognized as revenue during 2020, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
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
Service-Based Awards
During the first nine months of 2020, the Company granted 118,633 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.
The following table summarizes our service-based RSU activity for the nine months ended September 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	328,575	$7.83
Granted	118,633	3.48
Vested	(167,085)	8.95
Forfeited	(10,109)	6.80
Unvested at September 30, 2020	270,014	$5.34
Performance-Based Awards
During the first nine months of 2020, the Company granted 96,500 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and nine months ended September 30, 2020, the Company recognized $0.1 million of stock-based compensation expense related to outstanding PRSUs. For the three and nine months ended September 30, 2019, the Company did not recognize any stock-based compensation expense related to any outstanding PRSUs.
The following table summarizes our PRSU activity for the nine months ended September 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	62,307	$12.62
Granted	96,500	3.67
Vested	—	—
Forfeited	(13,250)	11.31
Unvested at September 30, 2020	145,557	$6.80
Market-Based Awards
On September 4, 2020, the Compensation Committee (the “Committee”) of the Board of Directors of Limbach Holdings, Inc. (the “Company”) approved amendments to certain restricted stock units initially awarded on August 30, 2017 by the Company to certain employees. Pursuant to the amendment adopted on September 4, 2020, the measurement period was extended to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit is subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Committee certifies the achievement of the performance goal. The Company has accounted for this amendment as a Type I modification and will recognize approximately $0.2 million of incremental stock-based compensation expense over 1.26 years based on an updated Monte Carlo simulation model.
The following table summarizes our market-based RSU (“MRSUs”) activity for the nine months ended September 30, 2020:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	125,000	$6.58
Granted	—	—
Vested	—	—
Forfeited	(22,500)	6.58
Unvested at September 30, 2020	102,500	$6.58

Total recognized stock-based compensation expense amounted to $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2020 and 2019 was $0.6 million and $0.9 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $0.8 million at September 30, 2020. These costs are expected to be recognized over a weighted average period of 1.52 years.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. In July 2020, the Company issued 30,825 shares of its common stock to participants in the ESPP who contributed to the plan through June 30, 2020. Proceeds related to the ESPP were $0.1 million for the nine months ended September 30, 2020. Stock compensation expense related to the ESPP was $17 thousand for the three and nine months ended September 30, 2020.

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
Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM (as defined below) to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three and nine months ended September 30, 2019 to align with this updated allocation methodology.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including leasehold interests, customer relationships - Service and backlog - Construction.
Other Income/Expense
Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income and gains and losses on the sale of property and equipment, changes in fair value of warrant liability and goodwill impairment. Deferred financing costs are amortized to interest expense using the effective interest method.
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

Comparison of Results of Operations for the three months ended September 30, 2020 and 2019
The following table presents operating results for the three months ended September 30, 2020 and 2019 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three months ended September 30,
	2020			2019
				(As Recast)
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$130,498	79.6%		$118,424	80.0%
Service	33,358	20.4%		29,695	20.0%
Total revenue	163,856	100.0%		148,119	100.0%

Gross profit:
Construction	14,848	11.4%	(1)	11,144	9.4%	(1)
Service	9,323	27.9%	(2)	7,229	24.3%	(2)
Total gross profit	24,171	14.8%		18,373	12.4%

Selling, general and administrative:(3)
Construction	10,501	8.0%	(1)	10,746	9.1%	(1)
Service	6,240	18.7%	(2)	5,329	17.9%	(2)
Corporate	304	0.2%		493	0.3%
Total selling, general and administrative expenses	17,045	10.4%		16,568	11.2%

Amortization of intangibles (Corporate)	109	0.1%		149	0.1%

Operating income (loss):
Construction	4,347	3.3%	(1)	398	0.3%	(1)
Service	3,083	9.2%	(2)	1,900	6.4%	(2)
Corporate	(413)	—%		(642)	—%
Total operating income	7,017	4.3%		1,656	1.1%

Other expenses:
Other expenses (Corporate)	(3,522)	(2.1)%		(1,217)	(0.8)%
Impairment of goodwill (Construction)	—	—%		(4,359)	(100.0)%
Total other expenses	(3,522)	(14.6)%		(5,576)	(30.3)%
Total consolidated income (loss) before income taxes	3,495	2.1%		(3,920)	(2.6)%
Income tax provision (benefit)	970	0.6%		(942)	(0.6)%
Net income (loss)	$2,525	1.5%		$(2,978)	(2.0)%
(1)As a percentage of Construction revenue.
(2)As a percentage of Service revenue.
(3)Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the three months ended September 30, 2019 to align with this updated allocation methodology.

Revenue

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	130,498	118,424	12,074	10.2%
Service	33,358	29,695	3,663	12.3%
Total revenue	163,856	148,119	15,737	10.6%
Revenue for the three months ended September 30, 2020 increased by $15.7 million compared to the revenue for the three months ended September 30, 2019, as recast for the adoption of ASC Topic 606. Construction revenue increased by $12.1 million, or 10.2% while Service revenue increased by $3.7 million, or 12.3%. Construction segment revenue of $130.5 million increased 10.2% driven by growth in the Michigan, Ohio and New England operating regions, mainly as a result of the start of new projects and the continuation of work on existing projects. These increases were partially offset by revenue decreases in the Florida operating region largely due to COVID-19 related project shutdowns, planned reductions in revenue in Southern California and in Eastern Pennsylvania the substantial completion of projects in the third quarter of 2020 as compared to the same prior year quarter. Florida, Mid-Atlantic and Western Pennsylvania regions' Service revenue increased quarter over quarter nearly offset by declines in Service revenue in Michigan. Maintenance contract revenue, a component of Service revenue, remained relatively flat at $3.8 million for both the three months ended September 30, 2020 and 2019.
Gross Profit

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	14,848	11,144	3,704	33.2%
Service	9,323	7,229	2,094	29.0%
Total gross profit	24,171	18,373	5,798	31.6%
Total gross profit as a percentage of consolidated total revenue	14.8%	12.4%
Our gross profit for the three months ended September 30, 2020 increased by $5.8 million compared to our gross profit for the three months ended September 30, 2019. Construction gross profit increased $3.7 million or 33.2%. Service gross profit increased $2.1 million, or 29.0% due to more favorable project pricing. The total gross profit percentage increased from 12.4% for the three months ended September 30, 2019 to 14.8% for the same period ended in 2020, mainly driven by the mix of higher margin Service segment work coupled with slightly higher margins and lower write downs for Construction segment projects.
We recorded revisions in our contract estimates for certain Construction segment projects. For projects having revisions with a material gross profit impact, this resulted in gross profit write downs on five construction projects of $2.4 million for the three months ended September 30, 2020, three of which were within the Southern California region for a total of $1.8 million. We also recorded $0.4 million for material project revisions on Construction segment projects resulting in gross profit write ups for the three months ended September 30, 2020.
For the three months ended September 30, 2019, we recorded revisions in our contract estimates for certain Construction and Service segment projects. Individual Construction segment projects with revisions having a material gross profit impact resulted in gross profit write ups totaling $0.6 million on one Mid-Atlantic region and one New England region project. We also recorded revisions in contract estimates that resulted in project write downs totaling $3.7 million on six Construction segment projects in our Southern California region and one Construction segment project in our New England region.

Selling, General and Administrative Expenses

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	10,501	10,746	(245)	(2.3)%
Service	6,240	5,329	911	17.1%
Corporate	304	493	(189)	(38.3)%
Total selling, general and administrative expenses	17,045	16,568	477	2.9%

Selling, general and administrative expenses as a percentage of consolidated total revenue	10.4%	11.2%
Our total selling, general and administrative (“SG&A”) expenses increased by approximately $0.4 million to $17.0 million for the three months ended September 30, 2020 compared to $16.6 million for the three months ended September 30, 2019. Total SG&A expense increased during the current quarter by $0.5 million due to $2.1 million higher incentive compensation expense compared to the third quarter of 2019 due to higher gross profit offset by $0.5 million of lower payroll expense as compared to third quarter 2019, further offset by $0.4 million related to company-wide reductions in travel and entertainment expenses, a $0.2 million reduction on pre-sale engineering expenses, and a $0.2 million reduction in stock based compensation expense quarter over quarter. Additionally, total SG&A as a percentage of revenues were 10.4% for the three months ended September 30, 2020 and 11.2% for the three months ended September 30, 2019.
Amortization of Intangibles

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	109	149	(40)	(26.8)%
Total amortization expense for the amortizable intangible assets was $0.1 million for each of the three months ended September 30, 2020 and September 30, 2019, remaining relatively flat year over year.
Other Expenses

	Three months ended September 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(2,154)	(1,759)	(395)	22.5%
Gain on disposition of property and equipment	3	17	(14)	(82.4)%
Gain (loss) on fair value of warrant liability	(1,371)	525	(1,896)	(361.1)%
Total other expenses (Corporate)	(3,522)	(1,217)	(2,305)	189.4%
Impairment of goodwill (Construction)	—	(4,359)	(4,215)	96.7%
Total other expenses	(3,522)	(5,576)	(8,416)	150.9%
Other expenses, consist of interest expense of $2.2 million for the three months ended September 30, 2020 as compared to $1.8 million of interest expense and the recognition of impairment of goodwill on our Construction segment of $4.4 million for the three months ended September 30, 2019. The increase in interest expense was primarily due to the Company's higher interest rates on the refinanced debt obligations at 13.0% in the third quarter of 2020 compared to 10.2% in the third quarter of 2020. The Company also recorded other expense of $1.4 million and other income of $0.5 million to reflect the change in fair value of the CB Warrants liability for the three months ended September 30, 2020 and 2019, respectively.

Income Taxes
The Company recorded a $1.0 million income tax provision and a $1.0 million income tax benefit for the three months ended September 30, 2020 and 2019, respectively.
The effective tax rate for the three months ended September 30, 2020 was 27.8% and the effective tax benefit rate for the three months ended September 30, 2019 was (24.0)%.

Comparison of Results of Operations for the nine months ended September 30, 2020 and September 30, 2019
The following table presents operating results for the nine months ended September 30, 2020 and 2019 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine months ended September 30,
	2020			2019
				(As Recast)
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$345,921	79.0%		$327,643	79.1%
Service	91,892	21.0%		86,826	20.9%
Total revenue	437,813	100.0%		414,469	100.0%

Gross profit:
Construction	38,043	11.0%	(1)	34,742	10.6%	(1)
Service	24,687	26.9%	(2)	20,949	24.1%	(2)
Total gross profit	62,730	14.3%		55,691	13.4%

Selling, general and administrative:(3)
Construction	28,700	8.3%	(1)	32,427	9.9%	(1)
Service	18,157	19.8%	(2)	15,890	18.3%	(2)
Corporate	739	0.2%		1,374	0.3%
Total selling, general and administrative expenses	47,596	10.9%		49,691	12.0%

Amortization of intangibles (Corporate)	526	0.1%		499	0.1%

Operating income (loss):
Construction	9,343	2.7%	(1)	2,315	0.7%	(1)
Service	6,530	7.1%	(2)	5,059	5.8%	(2)
Corporate	(1,265)	—%		(1,873)	—%
Total operating income	14,608	3.3%		5,501	1.3%

Other expenses:
Other expenses (Corporate)	(7,743)	(1.8)%		(4,243)	(1.0)%
Impairment of goodwill (Construction)	—	—%		(4,359)	(100.0)%
Total other expenses	(7,743)	(1.8)%		(8,602)	(2.1)%
Total consolidated income (loss) before income taxes	6,865	1.6%		(3,101)	(0.7)%
Income tax provision (benefit)	1,445	0.3%		(681)	(0.2)%
Net income (loss)	$5,420	1.2%		$(2,420)	(0.6)%
(1)As a percentage of Construction revenue.
(2)As a percentage of Service revenue.
(3)Starting January 1, 2020, we changed the methodology in which we present our corporate selling, general and administrative expenses to our CODM to better reflect the way the business is managed. Under this new methodology, all corporate expenses except for stock-based compensation are allocated to our Construction and Service segments. For comparability purposes, we reclassified our selling, general and administrative expense segment amounts for the nine months ended September 30, 2019 to align with this updated allocation methodology.
Revenue

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Revenue:
Construction	345,921	327,643	18,278	5.6%
Service	91,892	86,826	5,066	5.8%
Total revenue	437,813	414,469	23,344	5.6%
Revenue for the nine months ended September 30, 2020 increased by $23.3 million compared to the revenue for the nine months ended September 30, 2019, as recast for the adoption of ASC Topic 606. Construction revenue increased by $18.3 million, or 5.6%. The increase in Construction revenue was primarily driven by revenue increases at the Michigan, Ohio and New England regions. These increases were partially offset by revenue decreases in the Florida region due to project shutdowns due to COVID-19 and Western and Eastern Pennsylvania regions due to the substantial completion of projects during the nine months ended September 30, 2020 compared to the same period in the prior year. Ohio, Florida, and Mid-Atlantic regions' Service revenue increased year over year offset by declines in Service revenue in the Michigan and New England regions, resulting in a net Service revenue of $5.1 million. Maintenance contract revenue, a component of Service revenue, was $11.4 million for the nine months ended September 30, 2020 and $11.1 million for the nine months ended September 30, 2019, an increase of $0.3 million year over year.
Gross Profit

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
Construction	38,043	34,742	3,301	9.5%
Service	24,687	20,949	3,738	17.8%
Total gross profit	62,730	55,691	7,039	12.6%
Total gross profit as a percentage of consolidated total revenue	14.3%	13.4%
Our gross profit for the nine months ended September 30, 2020 increased by $7.0 million compared to our gross profit for the nine months ended September 30, 2019. Construction gross profit increased $3.3 million or 9.5% due to revenue growth year over year and more favorable pricing of construction projects. Service gross profit increased $3.7 million, or 17.8% due to more favorable project pricing. The total gross profit percentage increased to 14.3% for the nine months ended September 30, 2020 as compared to 13.4% for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, we recorded revisions in our contract estimates for certain Construction segment projects. We recorded gross profit write downs on eleven Construction segment projects and three gross profit write ups on Construction segment projects for the nine months ended September 30, 2020, each of which had a material gross profit impact, for an aggregate revision of $7.5 million and $1.6 million, respectively.
For the nine months ended September 30, 2019, we recorded revisions in our contract estimates for certain Construction and Service segment projects. Individual projects with revisions having a material gross profit impact resulted in gross profit write ups totaling $3.4 million on seven Construction segment projects, including two projects totaling $0.7 million for our Mid-Atlantic region. In addition, one of these project write ups in the amount of $1.4 million resulted from our settlement of a significant Michigan project. Revisions in our contract estimates on one service project resulted in a gross profit write up of $0.2 million on a Mid-Atlantic project. We also recorded revisions in contract estimates that resulted in project write downs totaling $6.5 million on nine Construction segment projects, including seven projects totaling $5.1 million in our Southern California region, one project for $1.0 million in our Western Pennsylvania region and one project for $0.4 million in our Mid-

Atlantic region. Revisions in our contract estimates on one Service segment project resulted in a gross profit write up of $0.4 million on a Southern California project.
Selling, General and Administrative Expenses

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
		(As Recast)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative expenses:
Construction	28,700	32,427	(3,727)	(11.5)%
Service	18,157	15,890	2,267	14.3%
Corporate	739	1,374	(635)	(46.2)%
Total selling, general and administrative expenses	47,596	49,691	(2,095)	(4.2)%

Selling, general and administrative expenses as a percentage of consolidated total revenue	10.9%	12.0%
Our total SG&A expenses decreased by approximately $2.1 million to $47.6 million for the nine months ended September 30, 2020 compared to $49.7 million for the nine months ended September 30, 2019. Total SG&A expense decreased during the first nine months ended September 30, 2020 by $2.1 million due to reductions of $1.5 million related to company-wide reductions in travel and entertainment expenses, $0.5 million in professional service fees, a $0.6 million of pre-sale engineering expenses, $0.2 million in rent, $0.2 million in accrued expenses and $0.7 million in stock based compensation expense offset by $2.7 million of payroll-related expenses including $2.2 million of increased incentive compensation due to higher earned gross profit year over year. Additionally, total SG&A as a percentage of revenues were 10.9% for the nine months ended September 30, 2020 down from 12.0% for the nine months ended September 30, 2019.
Amortization of Intangibles

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	526	499	27	5.4%
Total amortization expense for the amortizable intangible assets was $0.5 million for the nine months ended September 30, 2020 and $0.5 million for the nine months ended September 30, 2019, remaining relatively flat.
Other Expenses

	Nine months ended September 30,
	2020	2019	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(6,449)	(4,190)	(2,259)	53.9%
Gain on disposition of property and equipment	18	38	(20)	(52.6)%
Loss on debt extinguishment	—	(513)	513	(100.0)%
Gain (loss) on fair value of warrant liability	(1,312)	422	(1,734)	(410.9)%
Total other expenses (Corporate)	(7,743)	(4,243)	(3,500)	82.5%
Impairment of goodwill (Construction)	—	(4,359)	4,359	(100.0)%
Total other expenses	(7,743)	(8,602)	859	(10.0)%
Other expenses, consisting primarily of interest expense, were $6.4 million for the nine months ended September 30, 2020 and $4.2 million for the nine months ended September 30, 2019. The increase in interest expense was primarily due to the Company's higher interest rates on the refinanced debt obligations, including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019. The Company recorded other expense of $1.3 million to reflect the change in fair value of the CB warrants liability for the nine months ended September 30, 2020. The Company also recorded other expense of $0.5 million for a loss on debt extinguishment also related to the refinancing and $0.4 million in other income to reflect the change in fair value of the CB Warrants liability and $4.4 million for recognition of impairment of goodwill on our Construction segment for the nine months ended September 30, 2019.
Income Taxes
The Company recorded a $1.5 million income tax provision and a $0.7 million income tax benefit for the nine months ended September 30, 2020 and 2019, respectively.
The effective tax rate for the nine months ended September 30, 2020 was 21.1% and the effective tax benefit rate for the nine months ended September 30, 2019 was (22.0)%.
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
Construction backlog as of September 30, 2020 was $407.5 million compared to $504.2 million at December 31, 2019. In addition, Service backlog as of September 30, 2020 was $61.8 million compared to $57.0 million at December 31, 2019 as a result of incremental Service sales generated from the Company’s investment in Service sales staff over the past few years. Of the total backlog at September 30, 2020, we expect to recognize approximately $135.5 million by the end of 2020.
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

The following table presents summary cash flow information for the periods indicated:

	Nine months ended September 30,
	2020	2019
(in thousands)		(As Recast)
Net cash provided by (used in):
Operating activities	$35,229	$(17,584)
Investing activities	(1,054)	(2,041)
Financing activities	(2,919)	18,766
Net increase in cash and cash equivalents	$31,256	$(859)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$924	$3,022
Right of use assets obtained in exchange for new finance lease liabilities	2,399	2,685
Right of use assets disposed or adjusted modifying operating lease liabilities	586	1,651
Right of use assets disposed or adjusted modifying finance lease liabilities	(64)	(55)
Interest paid	$4,817	$3,091
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2020 and December 31, 2019, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	As of September 30, 2020	As of December 31, 2019
Current assets	$237,721	$195,380
Current liabilities	(187,001)	(156,869)

Net working capital	$50,720	$38,511
Current ratio*	1.27	1.25
*Current ratio is calculated by dividing current assets by current liabilities.

As discussed above and in Note 7 to the accompanying condensed consolidated financial statements, as of September 30, 2020, the Company was in compliance with all debt covenants as required by the 2019 Refinancing Credit Agreement.
Cash Flows Provided by (Used in) Operating Activities
Cash flows provided by operating activities were $35.2 million for the nine months ended September 30, 2020 compared to cash flows used in operating activities of $17.6 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, cash provided by operating activities was significantly impacted by a $18.7 million increase in contract liabilities, $8.6 million related to our contract assets reflecting the shift from an underbilled to an overbilled position consistent with our renewed focus on project cash flows, $8.9 million related to accrued expenses and other current liabilities and an increase in accounts payable, including retainage of $2.7 million. These cash inflows were offset by an increase of $19.8 million in accounts receivable.
Cash flows used in operating activities were $17.6 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, our cash usage in operating activities was significantly impacted by a $5.2 million increase in accounts receivable, a $1.4 million decrease in accounts payable, including retainage, a $6.8 million decrease in contract liabilities, and a $15.8 million increase in contract assets. The accounts receivable increase of $5.2 million is due to high September 2019 billings in our New England region for which cash had not yet been collected. The $15.8 million decrease in contract assets was due to newly commenced projects without significant progress as of the end of the third quarter of 2019. The increase in contract liabilities of $6.8 million is primarily due to a combination of 2019 unbilled costs incurred on Southern California region and Mid-Atlantic region Construction projects, on which claims and change orders were pending. The significant decreases in other current assets and accrued expenses and other current liabilities are primarily attributable to the $30.0 million lawsuit settlement payments referenced in Note 14 to the accompanying Condensed Consolidated Financial Statements. The settlement of this matter was entirely covered by the Company's insurance carriers.
Non-cash charges for depreciation and amortization were $4.6 million for the nine months ended September 30, 2020 and $4.2 million for the nine months ended September 30, 2019.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $1.1 million for the nine months ended September 30, 2020 and $2.0 million for the nine months ended September 30, 2019. The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows used in financing activities were $2.9 million for the nine months ended September 30, 2020. Cash provided by financing activities was $18.8 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility, made a $1.0 million principal payment on the 2019 Refinancing Term Loan and made capital lease payments of $2.0 million. The Company also received $0.1 million in proceeds from contributions related to the Employee Stock Purchase Plan and paid $0.1 million in taxes related to net share settlement of equity awards.
For the nine months ended September 30, 2019, we both borrowed and repaid a total of $17.5 million on the Credit Agreement revolver (as defined below), and another $19.3 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million, net of discount, on its 2019 Refinancing Term Loan, which was used to repay, in its entirety, $14.3 million on the Credit Agreement Term Loan, $7.7 million on the Bridge Term Loan and $10.5 million on the Credit Agreement Revolver. The Company also recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made capital lease payments of $1.8 million and payments of $3.3 million related to debt issuance costs for our April 2019 Refinancing Agreement. For the nine months ended September 30, 2019, the Company's bank overdraft increased by $6.1 million, representing an increase in the Company's short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.
Debt and Other Obligations
Credit Agreement
In 2016, Limbach Facility Services, LLC, (“LFS”), a subsidiary of the Company, entered into the Credit Agreement (as amended, the “Credit Agreement”). The Credit Agreement consisted of a $25.0 million revolving line of credit (the “Credit

Agreement revolver”) and a $24.0 million term loan (the “Credit Agreement term loan”), both with a maturity date of July 20, 2021. The Credit Agreement was collateralized by substantially all assets of LFS and its subsidiaries. Principal payments of $900,000 on the Credit Agreement term loan were due at the end of each quarter, beginning September 30, 2018, through maturity of the loan, with any remaining amounts due at maturity. Outstanding borrowings on both the Credit Agreement term loan and the Credit Agreement revolver bore interest at either the Base Rate (as defined in the Credit Agreement) or LIBOR (as defined in the Credit Agreement), plus the applicable additional margin, payable monthly. Mandatory prepayments were required upon the occurrence of certain events, including, among other things and subject to certain exceptions, equity issuances, changes of control of the Company, certain debt issuances, assets sales and excess cash flow.
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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At September 30, 2020 and 2019, the interest rates in effect on the 2019 Refinancing Term Loan were 13.00% and 10.18%, respectively.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to certain adjustment. Required amortization is $0.4 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement. The 2019 Refinancing Agreement contains representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limit the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

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

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and September 30, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability is included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of September 30, 2020 and recorded any adjustments as other income (expense). At September 30, 2020 and December 31, 2019, the CB Warrants liability was $1.7 million and $0.4 million, respectively. For the three and nine months ended September 30, 2020, respectively, the Company recorded other expense of $1.4 million and $1.3 million to reflect the change in fair value of the CB Warrants liability. For the three and nine months ended September 30, 2019, the Company recorded other income of $0.5 million and $0.4 million, respectively. At September 30, 2020 and December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $2.5 million of debt issuance costs for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs are being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and recorded an additional $0.4 million and $1.1 million of interest expense for the amortization of the debt issuance costs for the three and nine months ended September 30, 2020, respectively.

The Company also recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, and recorded an additional $0.2 million and $0.4 million of interest expense for the amortization of the debt issuance costs for the three and nine months ended September 30, 2019, respectively.

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

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement is, at the Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At September 30, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25% and 7.0% at September 30, 2019.

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

Accounting for the 2019 ABL Credit Agreement

As of September 30, 2020 and December 31, 2019, the Company had no amounts drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.1 million and $0.2 million for the amortization the debt issuance costs for the three and nine months ended September 30, 2020, respectively, and $0.1 million for each of the three and nine months ended September 30, 2019.
At September 30, 2020, the Company had total irrevocable letters of credit in the amount of $3.4 million under its self-insurance program as compared to $3.3 million at December 31, 2019.
The following table reflects our available funding capacity as of September 30, 2020:

(in thousands)
Cash & cash equivalents		$39,600
Credit agreement:
Revolving credit facility	$14,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		10,595
Total available funding capacity		$50,195
Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts, which has resulted in positive cash flow from operating activities for the nine months ended September 30, 2020. Management continues to expect that growth in its service business, which is less sensitive to the cash flow issues presented by large construction projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $39.6 million as of September 30, 2020, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our 2019 Refinancing Agreement (pursuant to which we had $14.0 million of availability as of September 30, 2020) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. See Note 1 - Organization and Plan of Business Operations.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of September 30, 2020 and December 31, 2019, the Company had approximately $105.3 million and $116.0 million in surety bonds outstanding, respectively. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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
The components of the self-insurance liability are reflected below as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Current liability – workers’ compensation and general liability	$434	$703
Current liability – medical and dental	482	821
Non-current liability	667	382
Total liability	$1,583	$1,906
Restricted cash	$113	$113
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 15 Commitments and Contingencies for further information regarding legal proceedings.
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
Date: November 12, 2020