Form 10-K/A
Limbach Holdings, Inc.
filed 2020-12-04
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

As of November 11, 2020, the number of shares outstanding of the registrant’s common stock was 7,926,137.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
Limbach Holdings, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2020 (the “Original Filing”), for the purpose of correcting the consent in Exhibit 23.1 to include all active registration statements in the auditor's consent. A new Exhibit 23.1 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.
Our principal executive officer and principal financial officer are providing currently dated certifications as required under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. These certifications are filed as Exhibits 31.1 and 31.2.  As no financial statements have been included in this Amendment 2 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted and we are not including updated certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
Except as otherwise expressly described above, this Amendment No. 2 does not amend, modify or update in any way the financial position, results of operations, cash flows, or other disclosure in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this Report
(3) Exhibits. The exhibits listed in the “Exhibits Index” are filed or incorporated by reference as part of this Form 10-K.
(b) Exhibits.

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

/s/ Charles A. Bacon, III
Charles A. Bacon, III
President, Chief Executive Officer and Director
Date: December 4, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	December 4, 2020
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Chief Financial Officer	December 4, 2020
Jayme L. Brooks	(principal financial and accounting officer)

*	Director and Chairman	December 4, 2020
Gordon G. Pratt

*	Director	December 4, 2020
Larry G. Swets, Jr

*	Director	December 4, 2020
Michael F. McNally

*	Director	December 4, 2020
Norbert W. Young

*	Director	December 4, 2020
Laurel J. Krzeminski

*	Director	December 4, 2020
Joshua S. Horowitz

By: /s/ Jayme L. Brooks
Attorney-in-fact