Form 10-K
period 2020-12-31
Limbach Holdings, Inc.
filed 2021-03-25
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $25,331,995.
As of March 24, 2021, the number of shares outstanding of the registrant’s common stock was 10,248,405.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.
Form 10-K
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company,” “Limbach” “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,”, “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and the Company management’s' current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company's views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A “Risk Factors” of the Annual Report on Form 10-K.

RISK FACTOR SUMMARY

The Company's business involves significant risks and uncertainties that make an investment in it speculative and risky. The following is a summary list of the principal risk factors that could materially adversely affect the Company's business, financial condition, liquidity and results of operations. These are not the only risks and uncertainties the Company faces, and you should carefully review and consider the full discussion of the Company's risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K.

Risks Related to Our Business and Industry
•Intense competition in our industry could reduce our market share and profit.
•If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or overly-burdened, and we may be unable to increase revenue growth.
•Our dependence on a limited number of customers could adversely affect our business and results of operations.
•Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.
•Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses if costs increase above estimates.
•Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.
•We may incur significant costs in performing our work in excess of the original project scope and contract amount without having an approved change order.
•Our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs could have a negative impact on our results of operations and financial condition, liquidity and on our credit facilities.
•We place significant decision making powers with our subsidiaries' management, which presents certain risks that may cause the operating results of individual branches to vary.
•Design/Build and Design/Assist contracts subject us to the risks of design errors and omissions.
•If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.
•Unsatisfactory safety performance may subject us to penalties, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover.
•Our inability to properly utilize our workforce could have a negative impact on our profitability.
•Our business has union and open shop operations, subjecting the business to risk for labor disputes.
•Strikes or work stoppages could have a negative impact on our operations and results.
•Our success depends upon the continuing contributions of certain key personnel, each of whom would be difficult to replace. If we lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.
•If we are unable to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers, we will be unable to operate efficiently, which could reduce our profitability.
•Misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
•Our dependence on subcontracts and suppliers of equipment and materials could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flow.

•Price increases in materials could affect our profitability.
•We may be unable to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors.
•Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.
•A significant portion of our business depends on our ability to provide surety bonds. Any difficulties in the financial and surety markets may cause a material adverse effect on our bonding capacity and availability.
•Our insurance policies against many potential liabilities require high deductibles. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.
•Our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits.
•Earnings for future periods may be impacted by impairment charges for good will and intangible assets.
•Contractual warranty obligations could adversely affect our profits and cash flow.
•Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.
•Rising inflation and/or interest rates, or deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.
•We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
•Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.
•A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
•We are susceptible to adverse weather conditions, which may harm our business and financial results.
•Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.
•We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
•As Federal Government Contractors under applicable federal regulations, our subsidiaries are subject to a number of rules and regulations, and our contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.
•Past and future environmental, safety and health regulations could impose significant additional costs on us that reduce our profits.
•Our failure to comply with immigration laws and labor regulations could affect our business.

General Risk Factors
•Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and business.
•Our management has concluded that our disclosure controls and procedures and internal control over financial reporting are effective. However, if we are unable to establish and maintain effective disclosure controls and internal control over financial reporting or have material weaknesses in our internal control over financial reporting, our ability to produce accurate financial statements on a timely basis could be impaired, and the market price of our securities may be negatively affected.
•Actual and potential claims, lawsuits and proceedings could ultimately reduce our profitability and liquidity and weaken our financial condition.
•Our future acquisitions may not be successful.
•Force majeure events, including natural disasters and terrorists' actions, could negatively impact our business, which may affect our financial position, results of operations or cash flows.
•Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.
•A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our financial position, results of operations, cash flows and liquidity.

Part I
Item 1. Business
Limbach Holdings, Inc. (the “Company,” “Limbach,” “we” or “our”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed, on July 20, 2016, as a result of a business combination (“Business Combination”) with Limbach Holdings LLC (“LHLLC”).

The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. Across the United States, we provide comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefab construction, and the complete range of sustainable building solutions and practices. Our primary customers include: (i) building owners themselves, for “owner-direct” work in which we contract directly with the building owners for both construction and maintenance services; and (ii) general contractors (“GCs”) and construction managers (“CMs”) who serve as the prime contractors in designing and constructing commercial buildings for public, institutional (not-for-profit) and private owners.

The Company operates in two segments, (i) Construction, in which we generally manage new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or services primarily on HVAC, plumbing, electrical systems, and building controls direct for building owners and direct specialty contracting projects.
Our core market sectors consist of the following:
•Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups, and pharmaceutical and biotech laboratories and manufacturing facilities;
•Education, including both public and private colleges, universities, research centers and K-12 facilities;
•Sports and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides;
•Infrastructure, including passenger terminals and maintenance facilities for rail and airports;
•Government, including various facilities for federal, state and local agencies;
•Hospitality, including hotels and resorts;
•Commercial, including office building and other commercial structures;
•Multi-family apartments;
•Mission critical facilities, including data centers; and
•Industrial manufacturing facilities, including indoor grow farms.
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
Our core growth strategies include offering design, construction and maintenance services for the full complement of HVAC, plumbing and electrical services in all of our branch operations. We currently offer certain of these services in each of our regions, with electrical self-perform design, installation and maintenance services being offered primarily in our Mid-Atlantic region. In addition, we also offer electrical services through installation subcontracting in our Ohio, Eastern Pennsylvania and Florida regions. Over the coming years, we plan to further equip each of our regions to provide a combined offering of mechanical construction and maintenance, and building system management services. We believe this combined offering is appealing to building owners who own and operate facilities with complex building systems. We also offer services to building owners known as MEP Prime, a service where we act as the general contractor on assignments that predominantly include a heavy concentration of mechanical HVAC, electrical, plumbing and building controls systems, along with other trades such as concrete and drywall, to offer a complete service package.
We are also expanding our owner-direct offering to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow us to develop new revenue streams leveraging our professional services capabilities, to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
Complex systems lend themselves to delivery methodologies that fit our value proposition to our customers and integrated business model, including design/assist and design/build. We believe that few specialty contractors in the United States offer fully integrated HVAC, plumbing and electrical services. We believe our integrated approach provides a significant competitive advantage, especially when combined with our proprietary design and production software systems. Our integrated approach allows for increased prefabrication of HVAC components, improved cycle times for project delivery and reduced risks associated with onsite construction.
In 2020, we were ranked the 8th largest mechanical contractor according to information provided by Engineering News Record.
For additional financial information about our operating segments, see Note 12 – Operating Segments in the notes to consolidated financial statements.
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
We believe we have strong relationships with many national commercial GC/CMs. As one of our core risk management processes, we are selective in choosing to work with GC/CMs that have similar core values to ours, have a solid payment history, have experienced and available project management labor, and who value our services and our reputation. Our top core national GC/CM customers include the following (listed in alphabetical order):
•Barton Malow
•Hensel Phelps Construction
•John Moriarty & Associates
•Robins & Morton
•PCL Construction Service
•The Christman Company
•Whiting-Turner
In addition to these national GC/CM customers, our branches also maintain strong relationships with local and regional GC/CMs that fit our selection criteria. We had a single Construction segment customer that accounted for approximately 14% of consolidated total revenues for the year ended December 31, 2020 and a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019.
Our strategic goals include continuing to grow our direct relationships with building owners. Building owners control capital and operating investments. This not only improves our position when entering into construction contracts with these owners, but also allows us to build long-term relationships around recurring maintenance services and smaller repair and installation projects, and positions us to deliver additional products and services in the future, including a digital offering. In our typical customer life cycle, we pursue opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is our primary point of entry into the building owner’s organization. However, we maintain hundreds of building owner relationships through our contracts for maintenance, smaller project renovations and energy retrofits. In our experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to us. The following list includes some of our notable owner-direct relationships (listed in alphabetical order):
•Bay Care
•Beaumont Health System
•Cardinal Health
•Constellation Energy
•Disney’s Facility Group
•Disney’s Imagineering
•Honda

•Hospital Corporation of America
•Johns Hopkins University
•Marriott
~~•~~Ohio Health
•Ohio State University
•Orlando Health
•PPG Industries
~~•~~UHS
•Winterthur Museum
Construction Segment
Construction Delivery Methods
Our Construction revenue increased $2.8 million during 2020, reported at $441.0 million for the year ended December 31, 2020 up from $438.2 million for the year ended December 31, 2019. Gross profit improved to 10.2% for the year ended December 31, 2020 from 9.9% for the year ended December 31, 2019. We provide our Construction segment services through a variety of project delivery methodologies.
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
• Performance Contracting. In select locations within specific market sectors (such as education), we provide performance contracting to building owners. Performance contracting involves the assessment of a building owner’s facilities and offers a proposal to reduce energy and operating costs over a specified period of time. Energy and operating savings are delivered through replacement of energy or cost inefficient systems and equipment with more efficient systems. Our performance contracting team is able to deliver the capital improvements using our Design/Build platform and then, in some instances, guarantee the energy and operating systems over an agreed upon time-frame. In most cases, the building owner provides the financing for performance contracting. In other cases, we arrange for third-party financing as part of the contract. Typically, performance contracts are offered on a negotiated basis. Negotiated contracts can provide for higher margins and lower risk than conventional projects. To assure our cost and operating saving guarantees, we require that we provide maintenance services during the term of the agreement.
Service Segment
Our key business initiatives for the Service Segment include the establishment of long-term relationships with building owners on a direct basis as compared to contracting with a GC/CM. We strive to convert construction projects into service business opportunities. We believe we have been successful in converting construction projects into long-term maintenance contracts with building owners. However, a large portion of our maintenance services are delivered to building owners for whom we have not performed construction services. Accordingly, our service platform can operate on a standalone basis or in conjunction with our construction platform. We believe that our maintenance service offering provides a distribution channel through which we can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces our value proposition and differentiated capabilities. Our Service revenue grew by 10.5% to $127.2 million for the year ended December 31, 2020 as compared to $115.1 million for the year ended December 31, 2019. Our Service business includes multiple technical offerings, often delivered pursuant to renewable, evergreen contracts and provides the following revenue and gross profit streams:
• Maintenance Contracts. Through evergreen contracts, we provide maintenance services for HVAC, electrical and/or plumbing systems and equipment.
• Service Project Contracts. Smaller than typical construction projects, this work is contracted directly for a building owner. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, we may act as the “prime” general contractor.
• Spot Work. “Spot” work is construction and/or service work performed on an emergency basis for building owners who are already under contract with us for maintenance and/or construction work.
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
The core capability of LEDS is professional engineering. Combined throughout our business, we maintain eight registered professional engineers on staff, who are supported by a staff of approximately 35 estimators and designers. LEDS acts as the engineer of record for projects where we serve as a Design/Build specialty contractor. LEDS engineers have experience in healthcare, institutional, commercial, hospitality, and industrial projects. Our operations in all of our regions have complete access to a large staff of professional engineers and designers through LEDS. LEDS controls the development and maintenance of our Limbach Modeling and Production System (“LMPS”). LMPS is a comprehensive database, workflow, and reporting system used by LEDS and all of our branches to design, estimate, plan, and track construction projects. We believe LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (“BIM”) tool that allows us to construct mechanical, electrical and plumbing engineering (“MEP”) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. We utilize LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.
Backlog

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 17 — Remaining Performance Obligations in the accompanying notes to our consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
Our Construction backlog was $393.5 million and $504.2 million as of December 31, 2020 and 2019, respectively. Projects are brought into backlog once we have been provided a written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and they have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  Based on historical trends, we estimate that 65% of our construction backlog as of December 31, 2020 will be recognized as revenue during 2021. Additionally, the reduction in Construction backlog has been intentional as we look to focus on higher margin projects than historically, as well as our focus on smaller, higher margin owner direct projects.
Our Service backlog was $50.9 million and $57.0 million as of December 31, 2020 and December 31, 2019, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  Based on historical trends, we estimate that 95% of our service backlog as of December 31, 2020 will be recognized as revenue during 2021. Additionally, we believe our Service backlog decreased due to lower sales in this segment in the fourth quarter of Fiscal 2020 because of macroeconomic uncertainty related to COVID-19.
Competition
The HVAC, plumbing, electrical, and maintenance industry is highly competitive and the geographic markets in which we compete have numerous companies that provide similar services. Factors influencing our competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, availability and experience of craft labor, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors that have greater national presence and breadth of expertise than we do.
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
Human Capital
Employees
As of December 31, 2020, we had approximately 1,700 employees, including approximately 500 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage crews in our construction business and office staff. We also had approximately 1,200 craft employees, some of whom are represented by various labor unions. We believe we have a good relationship with our employees. In most locations, we have developed strong partnerships with local unions to have access to an experienced, talented craft workforce.

Core Values and Core Purpose

From the technician in the field to the leadership of our company, we focus on caring for people. Our core purpose “is to create great opportunities for people”. We have implemented internal development programs, which allow us to attract and retain talent and emphasize the importance of promoting from within. We believe our core values reflect who we are. We care about our people and believe our approach provides a competitive advantage. We believe we have strong employee retention rates as a result of our ability to hire, develop and retain top industry talent.

Our culture is driven by our Core Values:
We CARE
We Strive for EXCELLENCE
We Act with INTEGRITY
We Are ACCOUNTABLE

We CARE, one of our Core Values, is the foundation of our efforts to create a diverse and inclusive organization. Building a culture where all of our employees feel a sense of belonging is important to us. Our diversity efforts began as a focus on Women in Construction and Service, which highlighted the opportunity to attract and grow the number of women in the industry. Currently, our Diversity and Inclusion Forum has a much broader reach and consists of leaders across the organization who seek to influence an evolving workforce and enhance recruitment, development and engagement strategies.

In addition, we screen leadership hires and measure employee performance against these Core Values, and regularly measure employee engagement against these values through our annual employee engagement survey. Our “We Care” survey, which has been issued for the past 15+ years, provides leadership with insights, including constructive ideas on how to improve the overall business for those who work for us.

Benefits & Wellness

We focus on the most crucial component for our success: our people. We appreciate the fact that we owe our century-old existence to employees who work hard to help us prosper.

As such, we have committed ourselves to the health, safety and well-being of our workers and their families. One of the ways we show our commitment is through a comprehensive benefits package, designed not only to cover our employees, but to give them a sense of security and support.

In addition, our Wellness Program consists of various activities and financial incentives intended to inspire our team towards healthy living through personal accountability.

Safety Culture

Our unique safety culture is based on its “Hearts and Minds Commitment to Safety” Program, established in 2013 by senior staff and field professionals via our Hearts and Minds Forum. This program helped earn our Ohio location, the highest honor for which Occupational Safety and Health Administration (“OSHA”) can name a company; OSHA-Voluntary Protection Programs Star Site. This was the first time a union mechanical contractor has earned such an honor in the United States. We strive to achieve this honor at our other locations.

In the February 2020 issue of Safety+Health Magazine, our Chief Executive Officer, Charles A. Bacon, III, was recognized by the National Safety Council as one of nine CEOs who “Get It”. The safety culture is further evidenced throughout the country with awards from Disney, Turner Construction, Associated General Contractors, Builders Exchange, Mason Contractors Association of America, American Society of Safety Engineers, to name a few. “We Care” goes beyond a statement, it is the core of our culture.
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
Item 1A. Risk Factors
You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. The risks described below are those which we believe are the material risks that we face. Additional risks not presently known to us or which we currently consider immaterial may also have an adverse effect on us. Any risk described below may have a material adverse impact on our business or financial condition. Some statements in this Annual Report on Form 10-K, including such statements in the following risk factors, constitute forward-looking statements. These forward-looking statements are based on our management's current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Risks Related to Our Business and Industry
Intense competition in our industry could reduce our market share and profit.
The markets we serve are highly fragmented and competitive. The non-residential contracting industry is characterized by numerous companies, many of which are small and whose activities are often geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. As such, smaller competitors are sometimes able to win bids for such projects based on price alone due to their lower cost and financial return requirements. We expect competition to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers as some of our customers have employees who perform service and maintenance work similar to the services we provide. Vertical consolidation is also expected to intensify competition in the industry. In addition, new and emerging technologies and services are expected to significantly impact the industry in coming years. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability could be impaired if we have to reduce prices to remain competitive.
If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or overly-burdened, and we may be unable to increase revenue growth.
The growth we have experienced in the past, and that we may experience in the future, may provide challenges to our organization, requiring us to expand our personnel and operations. Future growth, whether organic or through acquisitions, may strain our infrastructure, operations and other managerial and operating resources. We have also experienced severe constriction in the markets in which we operated in the past and, as a result, in our operating requirements. Failing to maintain the appropriate cost structure for a particular economic cycle may result in us incurring costs that affect our profitability. If our business resources become strained or overly-burdensome, our earnings may be adversely affected and we may be unable to increase revenue growth. Further, we may undertake contractual commitments that exceed our labor resources, which could also adversely affect our earnings and ability to increase revenue growth.
Our dependence on a limited number of customers could adversely affect our business and results of operations.
Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. For example, we had a single Construction segment customer that accounted for approximately 14% of consolidated total revenues for the year ended December 31, 2020 and a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019. Similarly, our backlog frequently reflects multiple contracts for a limited number of customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.
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
Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about future economic conditions; prices, including commodities prices; availability of labor, including the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, due to circumstances change or our failure to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise; we could have difficulty obtaining permits or approvals; local laws, labor costs or labor conditions could change; bad weather could delay construction; prices of raw materials could increase; suppliers or subcontractors may fail to perform as expected; or site conditions may be different than expected. We are also exposed to increases in energy prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could also cause our actual results of operations to differ materially from those anticipated and could damage our reputation within the industry and our customer base.
In addition, the costs incurred and gross profit realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•on-site conditions that differ from those described in the original bid or contract;
•failure to include required materials, equipment, or work in a bid, or the failure to properly estimate the quantities or costs needed to complete a lump sum or guaranteed maximum price contract;
•contract or project modifications creating unanticipated costs not covered by change orders;

•failure by the customer, owner or general contractor to properly approve and authorize change orders for work that is required and as a result, the inability to bill and collect for the value of the work performed;
•failure by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners or customers to perform their obligations;
•delays in quickly identifying and taking measures to address issues which arise during contract execution;
•changes in availability, proximity and costs of materials and equipment, including pipe, sheet metal, other construction materials and mechanical HVAC, electrical and plumbing equipment;
•claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part;
•difficulties in obtaining required governmental permits or approvals;
•availability and skill level of workers in the geographic location of a project;
•citations issued by any governmental authority, including the Occupational Safety and Health Administration;
•unexpected labor conditions, shortages or work stoppages causing delays in completion, or acceleration of the contracted work to maintain milestone completion dates, which could cause losses due to not meeting estimated production targets;
•installation productivity rates different than the rate that was estimated;
•changes in applicable tariffs, laws and regulations;
•delays caused by weather conditions;
•fraud, theft or other improper activities by suppliers, vendors, subcontractors, designers, engineers, consultants, joint venture partners, customers or our own personnel; and
•mechanical or performance problems with equipment.
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

The potential impact of recoveries for claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled and therefore these claims have the ability to negatively impact our results of operations and financial condition.  For example, we could have estimated and reported a profit on a contract over several periods and later determined, that all or a portion of such previously estimated and reported profits were overstated due to the results of the settlement of a claim. If this occurs, the full aggregate amount of the overstatement would be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis and in accordance with generally accepted accounting principles in the United States of America, we have used a detailed process in estimating and accounting for these claims and we believe that we have typically made reliable estimates of such claims. However, given the uncertainties associated with these types of claims, it is possible for actual recoveries to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits. We could also recognize additional revenues and profits when the final settlements exceed our recorded estimates.

In addition, when these types of claims are made, we may use or have used working capital to cover cost overruns pending the resolution of the relevant claims and may incur additional costs when pursuing such potential recoveries. A failure to recover on these types of claims promptly and fully could have a negative impact on our financial position, results of operations, cash flows and liquidity. Moreover, our use of working capital to cover cost overruns related to pending claims may impact our ability to meet our credit agreement covenants or limit the use of our credit agreements.  If we default under our credit agreements, it could result in, among other things, us no longer being entitled to borrow under one or more of the credit agreements, acceleration of the maturity of outstanding indebtedness under the agreements, foreclosure on collateral securing the obligations under the agreements or require us to enter into amendments and/or waivers to those credit agreements that may place additional requirements on us and that cost us additional amounts payable to our lenders.
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

Design/Build and Design/Assist contracts subject us to the risks of design errors and omissions.
Design/build projects provide the customer with a single point of responsibility for both design and construction. When we are awarded these projects, we typically perform the design and engineering work in-house. On other projects, we are not the designer, but provide assistance directly to the project design team. In the event that a design error or omission by us causes damage, there is risk that we, our subcontractors or the respective professional liability or errors and omissions insurance would not be able to absorb the liability. Any liability resulting from an asserted design defect with respect to our projects may have a material adverse effect on our financial position, results of operations and cash flows.
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
Our projects are conducted at a variety of sites including construction sites and industrial facilities. Each location is subject to numerous safety risks, including electrocutions, fires, explosions, mechanical failures, weather-related incidents, motor vehicle and transportation accidents and damage to equipment. In addition, we lease a sizeable fleet of vehicles operated by our employees, and many of our employees operate their personal vehicles in the course and scope of their employment, traveling to and from the sites and our facilities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize safety risks, we have experienced serious accidents in the past and may experience additional accidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial position, results of operations and cash flows. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.
Our inability to properly utilize our workforce could have a negative impact on our profitability.
The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in our short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction, and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:

•our estimates of headcount requirements and our ability to manage attrition;
•efficiency in scheduling projects and our ability to minimize downtime between project assignments;
•productivity;
•labor disputes; and
•availability of skilled labor at any given time.
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
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors, suppliers or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, state-specific laws related to automobile operations (including mobile phone usage), customer requirements, environmental laws, Disadvantaged Business Enterprise (“DBE”) regulatory compliance, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
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
We may be unable to identify and contract with qualified DBE contractors to perform as subcontractors.
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
Certain of our projects require construction surety bonds (bid, payment, and performance bonds). Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by surety companies stemming from macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. We cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, the alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.

Our insurance policies against many potential liabilities require high deductibles. Additionally, difficulties in the insurance markets may adversely affect our ability to obtain necessary insurance.
Although we maintain insurance policies with respect to certain of our related exposures, certain of these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. Our estimates of liabilities for unpaid claims and associated expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported, and the effectiveness of our safety and quality programs. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating the risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies (including potential punitive damages awards) or that exceed our accruals or coverage limits.
Additionally, in recent years, insurance markets have become more expensive and restrictive. Also, our prior casualty loss history might adversely affect our ability to procure insurance within commercially reasonable ranges. As such, we may not be able to maintain commercially reasonable levels of insurance coverage in the future, which could preclude our ability to work on many projects. Our insurance providers are under no commitment to renew our existing insurance policies in the future; therefore, our ability to obtain necessary levels or kinds of insurance coverage are subject to market forces outside our control. If we are unable to obtain necessary levels of insurance, we likely would be unable to compete for or work on most projects.
Our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits.
A material portion of our revenue is recognized using the cost-to-cost method of accounting, which results in recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, or claims against the customer for increased costs incurred due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period in which the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the cost-to-cost method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis, in most branches, we believe that we have typically made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.
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
Borrowings under our Refinancing Agreements (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the December 31, 2020, we had $14.0 million of available borrowing capacity (with zero drawn) under the 2019 Revolving Credit Facility (as defined below), $39.0 million outstanding under the 2019 Refinancing Term Loan (as defined below) and $25.0 million available under the 2019 Delayed Draw Term Loan (as defined below). In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
Furthermore, our obligations under the terms of our borrowings could impact us negatively. For example, such obligations could:

•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
•increase our vulnerability to general economic and industry conditions; and
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities.
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
We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 53% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $16.1 million for the year ended December 31, 2020 and $17.1 million for the year ended December 31, 2019. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2020 or 2019.

A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease, including the outbreak of any respiratory illness caused by a novel coronavirus (COVID-19), or other public health crisis were to affect our markets or facilities or those of our suppliers, or customers, our business could be adversely affected. Consequences of the coronavirus outbreak are resulting in disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at one or more of our offices, facilities or work sites, our operations may be adversely and materially affected, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, Construction and Service work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreak has caused disruption to the U.S. economy, or the local economies of the markets in which we operate, and may cause shortages of building materials, increase costs associated with obtaining building materials, affect job growth and consumer confidence, or cause economic changes, including the possibility of an economic recession, that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.
In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) have placed restrictions on travel and conducting or operating business activities. At this time those restrictions vary depending on the state and local regulations applicable to that geography and continue to evolve. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy, including the possibility that we may continue to experience adverse impacts to our business as a result of an economic recession that occurs after the virus has subsided; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.
We are susceptible to adverse weather conditions, which may harm our business and financial results.
Our business may be adversely affected by severe weather in areas where we have significant operations. Repercussions of severe weather conditions may include:

•curtailment of services;
•suspension of operations;
•inability to meet performance schedules in accordance with contracts and potential liability for liquidated damages;
•injuries or fatalities;
•weather related damage to facilities;
•disruption of information systems;
•inability to receive machinery, equipment and materials at jobsites; and
•loss of productivity.
Information technology system failures, network disruptions or cyber security breaches could adversely affect our business.
We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our data or information or our customers’ data or information. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks, information and data. Likewise, cyber incidents, including malicious cyber-attacks perpetrated on our employees and cyber incidents caused by third parties surreptitiously accessing our systems by other means, pose a risk to the security of the systems, networks, information and data of ours, our customers, subcontractors and suppliers. Despite efforts to protect confidential business information, personal data of ours, our customers, employees, suppliers and subcontractors, our information technology systems and those of our third-party service providers may be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime or loss of business, and damage to our reputation, competitiveness and operations.  Of special note is our risk when implementing new capabilities.  As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, suppliers, subcontractors, employees, our financial reporting and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business.
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
In certain markets, we rely heavily on our immigrant labor force. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all illegal immigrants who work for us. The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The market price of our common stock has been volatile and may be volatile in the future, and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control.  These factors include, among other things:

•actual or anticipated variations in our quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•political and economic conditions, such as a recession;
•news reports relating to trends, concerns and other issues in the financial services industry generally;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors; and
•changes in government regulations.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 24, 2021, we had an aggregate of 10,248,405 shares of our outstanding common stock, of which 1,123,579 shares were held by our directors and officers. There were no holders of greater than 10% of our common stock. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
In addition, our board has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.
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
We have not declared any dividends on our common stock to date and have no expectation of doing so in the foreseeable future.
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirement and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2020, we do not have any preferred stock outstanding that has any preferential dividends.
Provisions in our organizational documents and Delaware or certain other state laws could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
The provisions of our Certificate of Incorporation and out bylaws could have the effect of delaying, deferring or discouraging another person from acquiring control of our company. These provisions, which are summarized below, may have the effect of discouraging takeover bids. They are also designed in part, to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. We believe that the benefits of increased protection of our potential ability to negotiate with an unfriendly or unsolicited acquirer outweigh the disadvantages of discouraging a proposal to acquire us because negotiation of these proposals could result in an improvement of their terms.
Our Certificate of Incorporation and our bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our company, including the following:
•Board of Directors vacancies. Our Certificate of Incorporation authorizes our Board of Directors to fill vacant directorships, including newly created seats. In addition, the number of directors constituting our Board of Directors is permitted to be set only by a resolution adopted by a majority vote of our Board of Directors, provided that in the event the outstanding shares of our stock are owned by fewer than three stockholders, the number of directors may be a number not less than the number of stockholders. These provisions prevent a stockholder from increasing the size of our Board of Directors and then gaining control of our Board of Directors by filling the resulting vacancies with its own nominees. This makes it more difficult to change the composition of our Board of Directors but promotes continuity of management.
•Classified board. Our Certificate of Incorporation provides that our Board of Directors is classified into three classes of directors, each with staggered three-year terms. A third party may be discouraged from making a tender offer or otherwise attempting to obtain control of us as it is more difficult and time consuming for stockholders to replace a majority of the directors on a classified board of directors.
•Stockholder action: special meetings of stockholders. Our Certificate of Incorporate provides that our stockholders may not take action by written consent, but may only take action at annual or special meetings of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws. Further, our bylaws provide that special meetings of our stockholders may be called only by the chairperson of our Board of Directors, our Chief Executive Officer or our Board of Directors pursuant to a resolution of a majority of our Board of Directors, thus prohibiting a stockholder from calling a special meeting. These provisions might delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take any action, including the removal of directors.
•Advance notice requirements for stockholder proposals and director nominations. Our bylaws provide advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors at our annual meeting of stockholders. Our bylaws also specify certain requirements regarding the form and content of a stockholder's notice. These provisions might preclude our stockholders from brining matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.
•Directors removed only for cause. Our Certificate of Incorporation provides that stockholders may remove directors only for cause, which may delay the ability of our stockholders to remove directors from our Board of Directors.
•Issuance of undesignated preferred stock. Following the repurchase of all of our previously issued shares of Class A Preferred Stock, our Board of Directors has the authority, without further action by the stockholders, to issue up to 600,000 additional shares of undesignated preferred stock with rights and preferences, including voting rights, designated time to time by our Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render more difficult or to discourage an attempt to obtain control of us by merger, tender offer, proxy contest or other means.

•Amendment of charter provisions. Any amendment of the above provisions in our Certificate of Incorporation requires approval by holders of at least 66.67% of our outstanding common stock.
•No cumulative voting. The Delaware General Corporation Law provides that stockholders are not entitled to the right to cumulate votes in the election of directors unless a corporation's certificate of incorporation provides otherwise. Our Certificate of Incorporation does not provide for cumulative voting.
•Choice of forum. Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine. This provision is not intended to apply to claims arising under the Securities Act and the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the provision in such respect, and our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
We no longer qualify as an “emerging growth company”, effective December 31, 2019, and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of certain reduced disclosure requirements.
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
Risks Related to Ownership of Our Warrants
We may amend the terms of the Initial Warrants (defined below) in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding Initial Warrants.
We previously issued (i) warrants that were issued as part of units in our initial public offering pursuant to a prospectus dated July 15, 2014, and are exercisable for one half of a share of common stock at an exercise price of $5.75 ($11.50 per whole share) (the “Public Warrants”), (ii) warrants that were initially issued as part of units to 1347 Investors LLC, our sponsor (the “Sponsor”) prior to the completion of our business combination with Limbach Holdings LLC on July 20, 2016 (the “Business Combination”) in a private placement concurrently with the closing of our initial public offering, and the exercise of the underwriters' option to purchase additional securities in connection with our initial public offering, and are exercisable for one half of a share of common stock at an exercise price of $5.75 ($11.50 per whole share)(the “Private Warrants”) and (iii) warrants that were initially issued to the Sponsor in a private placement concurrently with the closing of our initial public offering and are exercisable for one share of common stock at an exercise price of $15.00 per share (the “$15 Exercise Price Warrants” and collectively with the Public Warrants and the $15 Exercise Price Warrants, the “Initial Warrant”).
The Initial Warrants were issued in registered from under the Warrant Agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of such Initial Warrants may be amended without the consent of any holder to cure any ambiguity cure, correct or supplement any defective provision, or add, or change any other provision with respect to matters or questions arising under the Warrant Agreement that the parties deem necessary or desirable, but requires the approval by the holders of at least a majority of the then outstanding Initial Warrants, voting together as a single class, to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of such Initial Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Initial Warrants approve of such amendment. Although our ability to amend the terms of such Initial Warrants with the consent of at least a majority of the then outstanding Initial Warrants is unlimited, examples of such amendments could be amendments to among other things, increase the exercise price of such Initial Warrants, convert such

Initial Warrants into stock, or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of each such Initial Warrant.
We may redeem unexpired Public Warrants and Additional Merger Warrants (defined below) and, in certain instances, Private Warrants and $15 Exercise Price Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making those warrants worthless.
In addition to the Initial Warrants, we also issued (i) warrants that were initially issued in connection with the closing of the Business Combination, and are exercisable for one share of common stock at an exercise price of $12.50 per share (the “Merger Warrants”) and (ii) warrants that were initially issued in connection with the closing of the Business Combination, and are exercisable for one share of common stock at an exercise price of $11.50 per share (the “Additional Merger Warrants”).
The Private Warrants and $15 Exercise Price Warrants are not redeemable by us so long as they are held by their initial purchasers or their permitted transferees. However, if the Private Warrants or $15 Exercise Price Warrants are sold to you and you are not a permitted transferee under the terms of the Private Warrants of $15 Exercise Price Warrants, we will have the ability to redeem such outstanding warrants, as well as the Public Warrants and Additional Merger Warrants, at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when such Initial Warrants and Additional Merger Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of such outstanding Initial Warrants and Additional Merger Warrants could force you (i) to exercise your warrants and pay the exercise price thereof at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants of (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your warrants. The Merger Warrants are not redeemable by us.
General Risk Factors
Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could seriously harm our financial condition, results of operations, and business.
We plan to continue to maintain and strengthen internal controls and procedures to enhance the effectiveness of our disclosure controls and internal controls over financial reporting.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. Any failure of our disclosure controls and procedures or internal controls over financial reporting could harm our financial condition and results of operations. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, and have made annual assessments of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 due to our status as a non-accelerated filer, our independent registered public accounting firm has not historically been required to attest to the effectiveness of our internal control over financial reporting.
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
We have been and will continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment law violations and/or discrimination, breach of contract, or property damage. In addition, we may be subject to lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. We may also face allegations of violations of applicable securities laws, including the possibility of class action lawsuits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be, from time to time a plaintiff in legal proceedings against customers, or will pursue claims against our customers prior to litigation, in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business.
Our future acquisitions may not be successful.
We may pursue selective acquisitions to grow our business. We cannot provide assurance that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties or failure integrating acquired businesses and successfully managing the growth we expect to experience from these acquisitions.
We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings. To the extent we succeed in making acquisitions, a number of risks may result, including:

•the assumption of material liabilities (including for environmental-related costs and multiemployer pension plans);
•failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
•the diversion of management’s attention from the management of daily operations to the integration of operations;
•difficulties in the assimilation and retention of employees, in the assimilation of different cultures and practices, in the assimilation of broad and geographically dispersed personnel and operations, and the retention of employees generally;
•the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;
•the assumption of multiemployer pension plans (“MEPP”) liability in the event of an acquisition with existing unions, and an increased exposure to challenges to the structure of our union and non-union subsidiaries and operations if an open shop business is acquired; and
•potential inability to realize the cost savings or other financial benefits anticipated prior to the acquisition.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
As of December 31, 2020, we maintained our principal executive offices and corporate headquarters at 1251 Waterfront Place, Suite 201, Pittsburgh, Pennsylvania. We have 22 offices throughout the United States. Those branches and offices (summarized below) are spread throughout the eastern portion of the country and California. All of our branches support both the Construction and Service operating segments. We believe that our current facilities are suitable and adequate to meet our current needs and that suitable additional or substitute space will be available as needed.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Engineering & Design Center)	Leased	20,445 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	18,692 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	50,133 square feet
Wilmington, Massachusetts (New England)	Leased	30,995 square feet
East Brunswick, New Jersey	Leased	4,200 square feet
Columbus, Ohio (4 locations)	Leased	130,144 square feet
Pittsburgh, Pennsylvania (Corporate)	Leased	19,165 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Seal Beach, California (Southern California)	Leased	88,507 square feet
Tampa, Florida (2 locations)	Leased	13,739 square feet
Pittsburgh, Pennsylvania (Western Pennsylvania)	Leased	19,718 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet
Bronxville, New York	Leased	250 square feet
Detroit, Michigan	Leased	2,155 square feet
Sanford, Florida	Leased	6,200 square feet
Boynton Beach, Florida	Leased	9,631 square feet
Orlando, Florida	Leased	4,240 square feet
Item 3. Legal Proceedings
See Note 13 - Commitments and Contingencies for further information regarding legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “LMB” and our public warrants are quoted on the OTCQB under the symbol “LMBHW.”
Holders
At March 24, 2021, there were approximately 50 holders of record of our common stock and 3 holders of record of our public warrants. In addition, there were approximately 5 holders of record of our $15 Exercise Price Warrants, 57 holders of record of our Merger Warrants and 55 holders of record of our Additional Merger Warrants.
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the caption, “Equity Compensation Plan Information” in the Proxy Statement.
Item 6. Selected Financial Data
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements”, “Risk Factor Summary” and “Risk Factors” in this Annual Report. We assume no obligation to update any of these forward-looking statements.
Overview
Limbach Holdings, Inc. (the “Company,” “Limbach,” “we”, “us” or “our”) is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and control systems for commercial, institutional and light industrial markets. Our customers are primarily located throughout Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington DC, Virginia, West Virginia, Ohio and Michigan. We operate in two segments, (i) Construction, in which we generally manage new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or services primarily on HVAC, plumbing, electrical systems, and building controls direct for building owners and direct contracting projects. Our market sectors primarily include the following:

•Healthcare, including research, acute care and inpatient hospitals, for regional and national hospital groups;
•Education, including both public and private colleges, universities, research centers and K-12 facilities;
•Sports and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides;
•Infrastructure, including passenger terminals and maintenance facilities for rail and airports;
•Government, including various facilities for federal, state and local agencies facilities;
•Hospitality, including hotels and resorts;
•Commercial, including office buildings and other commercial structures;
•Multi-family apartments;
•Mission critical facilities, including data centers; and
•Industrial manufacturing facilities, including indoor grow farms.
The Limbach business was founded in 1901, and maintains an established brand within the industry. We believe we are viewed as a value added and trusted partner by our customers, which include building owners, general contractors (“GCs”) and construction managers (“CMs”).

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
Construction Segment
Our construction offerings for owners, GCs, and CMs include the following:

•Competitive lump sum bidding (including plan and specification bidding with select qualified competitors);
•Design/Assist services, for which we typically contract on a negotiated basis to maintain a project budget, and occasionally are contracted on a lump sum basis;
•Design/Build, which services are provided on either a negotiated basis or through competitive bidding; and
•Performance contracting, for which we assess a building owner’s facilities and offer a proposal to reduce energy and operating costs, and when successful, we often perform ongoing maintenance of the building systems.
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
Service Segment
Our services within the Service segment primarily include the following categories:

•Maintenance of HVAC, plumbing and/or electrical systems;
•Service projects for system and equipment upgrades, including energy retrofits;
•Emergency service work, which we refer to as “Spot Work”;
•Automatic temperature controls (“ATC”);
•Specialty contracting, including the design and construction of HVAC, plumbing and/or electrical systems within commercial and institutional buildings; and
•Energy monitoring.
Typical maintenance agreements range in value up to approximately $200,000. Service projects typically range in value up to $500,000. Spot work varies in value and is typically billed at pre-approved billing rates. ATC projects vary in size up to $250,000. Specialty contracting, general contracting and performance contracting can range up to $100 million.
Outlook for 2021

For 2021, the Company has reviewed its operations and has determined that it is continuing to take steps to focus on the following key areas (i) increasing profitability, operating cash flows and actions oriented to maintaining sufficient liquidity, (ii) continuing to emphasize owner-direct construction and service work and (iii) targeting projects in its Construction segment and pursuing processes that avoid or reduce exposure to jobs that create potential financial challenges for the Company.

In focusing on profitability and cash flows, among other things, the Company will continue to aggressively pursue claims that it has asserted against project contractors, owners, engineers, consultants, subcontractors or others involved in projects where the Company has incurred additional costs exceeding the contract price or for amounts not included in the original contract price.  Management believes that the resolution of such currently existing and possible future claims will be a significant part of the Company’s success related to profitability, liquidity and financial performance.  Additionally, the 2019 Refinancing Agreement (as defined below) and the 2019 ABL Credit Agreement (as defined below) were both refinanced in February 2021 (as more fully described in Note 20 - Subsequent Events in the notes to consolidated financial statements). Management believes that this refinancing, along with the continued focus on claims recovery and on management’s ability to manage operating cash flows and liquidity will continue to be significant to the Company’s overall short and long-term success.  However, as a specialty contractor providing HVAC, plumbing, electrical and building controls design, engineering, installation and maintenance services in commercial, institutional and light industrial markets, our operating cash flows are subject to variability, including variability associated with winning, performing and closing work and projects. Additionally, our operating cash flows are impacted by the timing related to the resolution of the uncertainties inherent in the complex nature of the work that we perform, including claims and back charge settlements.  Although we believe that we have adequate plans related to providing sufficient operating working capital and liquidity in the short-term, the complex nature of the work we perform, including related to claims and back charge settlements could prove those plans to be incorrect.  If those plans prove to be incorrect, our financial position, results of operations, cash flows and liquidity could be materially and adversely impacted.

As it relates to focusing on owner-direct work and our focus on job selection and processes, we believe that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations and therefore the Company is continuing to take steps to actively reduce these risks as it looks at future job selection and as it completes current jobs.
JOBS Act
We ceased to qualify as an “emerging growth company” pursuant to the Jumpstart Our Business Act on December 31, 2019, at which time we reached the last day of the fiscal year following the fifth anniversary of our initial public offering of common equity securities.
Industry Forecast

The construction industry in North America experienced significant growth from 2016 through 2019. Low interest rates, low inflation and other economic factors supported industry expectations that stable growth would continue through at least 2022. These same macro-economic trends promoted strong capital expenditures by facility owners, resulting in stable growth of retrofit and maintenance work. During this period, the industry also experienced labor constraints in certain markets, which, when paired with strong growth, created conditions that led to productivity losses, field execution challenges and project losses. Limbach experienced such conditions in certain locations in 2018 and 2019, and specifically in its Mid-Atlantic operation. During 2019, the Company undertook modifications to its business plan to de-emphasize large project construction in selected markets, and to reallocate sales, marketing and other resources to its more profitable Service segment.

In early 2020 the COVID-19 pandemic rippled through the economy, including construction markets and affecting facility owners. The immediate impact of the COVID-19 pandemic on Limbach and the construction industry was to temporarily delay certain projects in progress; to reduce productivity on active construction projects due to social distancing and other safety protocols; and to delay facility owners’ capital commitments for new construction and building infrastructure projects, including in some cases, routine maintenance and repair services. Like other specialty contractors with a regional or national footprint, Limbach experienced these impacts unequally across geographies and projects. Certain of the Company’s locations experienced substantial impacts to activity levels during the second quarter, while others operated largely in the ordinary course. Industry conditions continued to evolve during 2020, and generally stabilized and improved beginning in the third quarter of 2020, albeit unevenly throughout the year. The Company’s operations, likewise, stabilized quickly during the summer of 2020. In response to the COVID-19 pandemic, the construction industry was almost universally determined throughout the U.S. to be an essential service. As such, projects suspended in response to the pandemic restarted relatively quickly. Although construction work continued, ongoing and new projects that started during 2020 frequently experienced delays across much of industry due to shut down periods and due to COVID-19 protocols that affect labor productivity. Service and maintenance work was similarly deemed “essential” in most of the United States. Nonetheless, many facility owners abandoned preventative maintenance and other services that were not time-sensitive, as buildings became largely closed or shutdown due to the COVID-19 pandemic and remote work became the norm.

Significant uncertainty remains around the near-term impacts of COVID-19 on macro-economic growth and the industries we serve. However, the Company’s “essential,” multifaceted diversification across service offerings, end-markets, customers and projects helps reduce the impact of the ongoing effects of the COVID-19 pandemic, as well as regional economic cycles, a changing regulatory and political environment, and the capital deployment strategies of any single customer or facility owner. Our current operating platform provides exposure to large population centers along the Eastern Seaboard experiencing solid growth and infrastructure investment, in addition to a well-established presence in the energy and manufacturing-driven resurgent Midwest, as well as in Southern California. We are an industry leader in safety, advanced technology, human development and reliable execution. These nationally renowned strengths position us as a value-added partner for building owners, construction managers, general contractors and energy service companies, providing “essential” services that are resilient in the face of impacts from the COVID-19 pandemic. Our long-term business strategies provide additional protection, as we shift to generate a greater share of total revenue from the delivery of value-added solutions to building owners as compared to general contractors and construction managers. We describe this approach as the Owner-Direct strategy. We believe that revenues generated from the Owner-Direct strategy are more consistent and predictable; generate higher margins and greater cash flow; and lead to greater customer lifetime value.

However, the impact of the COVID-19 pandemic on our customers and vendors continues to evolve and may continue to impact new sales opportunities, and make it difficult to obtain materials and equipment in future periods. While we believe our remaining performance obligations are firm, customers may also slow down decision-making, delay planned work or seek to terminate existing agreements. In addition, the construction industry has begun to experience significant escalation of material prices, particularly for the purchase of typical commodities and raw materials. This price escalation is driven in large part by COVID-19 related impacts to the companies and industries that supply our business. Macroeconomic forecasting and prediction for the industries we serve are that inflation is also likely to be experienced in the near term, and potentially longer, which may curtail spending in the construction and service industries.

Therefore, it is the Company’s view that Limbach’s projects will continue to be impacted, despite the “essential,” nature of our services, due to the ongoing COVID-19 pandemic and other national and world economic trends. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of our business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships in the Service segment.
Other Income/Expense
Other income/expense consists primarily of interest expense incurred in connection with our debt, net of interest income, loss on debt extinguishment, gain on embedded derivative, gains on the sale of property and equipment, change in fair value of warrant liability and impairment of goodwill. Deferred financing costs are amortized to interest expense using the effective interest method.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies below in Note 2 – Significant Accounting Policies in the notes to consolidated financial statements. Our CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one Construction reportable segment and all of the service branches into one Service reportable segment. All transactions between segments are eliminated in consolidation. Our Corporate departments provide general and administrative support services to our two operating segments. The majority of costs are allocated between segments for selling, general and administrative expenses and depreciation expense. See Note 12 – Operating Segments in the notes to consolidated financial statements.
We do not identify capital expenditures and total assets by segment in our internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is not allocated to segments because of the corporate management of debt service.
The Company had a single Construction segment customer that accounted for approximately 14% of consolidated total revenues for the year ended December 31, 2020 and a single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019.

Comparison of Results of Operations for the years ended December 31, 2020 and December 31, 2019
The following table presents operating results for the years ended December 31, 2020 and December 31, 2019 in absolute terms and expressed as a percentage of respective revenue:

	For the years ended
	December 31, 2020			December 31, 2019
(Amounts in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Construction	$440,979	77.6%	(3)	$438,196	79.2%	(3)
Service	127,230	22.4%	(3)	115,138	20.8%	(3)
Total revenue	568,209	100.0%		553,334	100.0%

Gross profit:
Construction	45,115	10.2%	(1)	43,493	9.9%	(1)
Service	36,271	28.5%	(2)	28,384	24.7%	(2)
Total gross profit	81,386	14.3%		71,877	13.0%

Selling, general and administrative:
Construction	37,708	8.6%	(1)	40,357	9.2%	(1)
Service	24,825	19.5%	(2)	21,045	18.3%	(2)
Corporate	1,068	0.2%	(3)	1,766	0.3%	(3)
Total selling, general and administrative	63,601	11.2%		63,168	11.4%

Amortization of intangibles	630	0.1%	(3)	642	0.1%	(3)

Operating income (loss):
Construction	7,407	1.7%	(1)	3,136	0.7%	(1)
Service	11,446	9.0%	(2)	7,339	6.4%	(2)
Corporate	(1,698)	—%		(2,408)	—%
Total operating income	17,155	3.0%	(3)	8,067	1.5%	(3)

Other expenses:
Other expenses (Corporate)	(10,166)	(1.8)%	(3)	(5,765)	(1.0)%	(3)
Impairment of goodwill (Construction)	—	—%	(1)	(4,359)	(1.0)%	(1)
Total other expenses	(10,166)	(1.8)%	(3)	(10,124)	(1.8)%	(3)
Income (loss) before benefit from income taxes	6,989	1.2%	(3)	(2,057)	(0.4)%	(3)
Income tax provision (benefit)	1,182	0.2%	(3)	(282)	(0.1)%	(3)

Net income (loss)	$5,807	1.0%	(3)	$(1,775)	(0.3)%	(3)
(1)As a percentage of Construction revenue.
(2)As a percentage of Service revenue.
(3)As a percentage of Total revenue.

Revenue

	For the years ended
	December 31, 2020	December 31, 2019	Increase
(Amounts in thousands except for percentages)	($)	($)	$	%
Revenue:
Construction	$440,979	$438,196	$2,783	0.6%
Service	127,230	115,138	12,092	10.5%
Total revenue	$568,209	$553,334	$14,875	2.7%
Construction revenue was primarily driven by growth in the Michigan, Ohio and New England regions partially offset by declines in the Florida, Eastern Pennsylvania and Western Pennsylvania regions and the planned decline in the Southern California region. The $12.1 million increase in Service revenue resulted primarily from the Company’s continuing focus on developing longer term customer relationships and sales of larger service owner-direct projects and contracts. The current year growth in Service segment revenues were primarily driven by the Florida, Mid-Atlantic and Western Pennsylvania regions and was partially offset by a decline in the Michigan region.
Gross Profit

	For the years ended
	December 31, 2020	December 31, 2019	Increase
(Amounts in thousands except for percentages)	($)	($)	$	%
Gross profit:
Construction	$45,115	$43,493	$1,622	3.7%
Service	36,271	28,384	7,887	27.8%
Total gross profit	$81,386	$71,877	$9,509	13.2%
Total gross profit as a percentage of consolidated total revenue	14.3%	13.0%
Construction segment gross profit	10.2%	9.9%
Service segment gross profit	28.5%	24.7%
The total gross profit percentage increased to 14.3% for the year ended December 31, 2020 from 13.0% for the year ended December 31, 2019, mainly driven by the current year Service segment revenue growth that generates higher margins. The Construction segment gross profit percentage increased from 9.9% for the year ended December 31, 2019 to 10.2% for the year ended December 31, 2020, due to fewer project write downs in 2020 than in the prior year period as a result of improved project execution. The Service segment gross profit percentage increased from 24.7% for the year ended December 31, 2019 to 28.5% for the year ended December 31, 2020, due to increased Service project volume coupled with pricing.
During the years ended December 31, 2020 and 2019, we recorded revisions in our contract estimates for certain Construction and Service projects. For individual projects with revisions having a material gross profit impact, this resulted in 2020 gross profit write downs totaling $10.4 million which included fifteen Construction projects, eight of which were in the Southern California region for a total of $6.9 million, three projects in the Mid-Atlantic region for $1.5 million and two projects in the New England region for $1.1 million. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. There were no significant gross profit write downs for Service projects during 2020. We also recorded revisions in 2020 gross profit write ups totaling $1.7 million on three Construction projects, including a gross profit write up of $1.3 million on two Ohio projects and $0.3 million on a single Mid-Atlantic region project.
During the year ended December 31, 2019, the Company recorded revisions having a material gross profit impact, that resulted in 2019 gross profit write downs totaling $12.4 million on sixteen Construction projects, twelve of which were in the Southern California region for a total of $9.9 million and $1.4 million on a single Western Pennsylvania project. We also recorded a $0.4 million gross profit write down on a single Southern California region Service project. We also recorded revisions in 2019 gross profit write ups totaling $4.7 million on ten Construction projects, including a gross profit write up of $0.4 million on a single Southern California Service project and $0.3 million on a single Mid-Atlantic Service project.

Selling, General and Administrative

	For the years ended
	December 31, 2020	December 31, 2019	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Selling, general and administrative:
Construction	$37,708	$40,357	$(2,649)	(6.6)%
Service	24,825	21,045	3,780	18.0%
Corporate	1,068	1,766	(698)	(39.5)%
Total selling, general and administrative	$63,601	$63,168	$433	0.7%
Total selling, general and administrative expenses as a percentage of consolidated total revenue	11.2%	11.4%

Our most significant increases were $6.0 million in incentive compensation offset by a reduction of $2.1 million in travel and entertainment expenses, a decrease of $0.7 million in professional fees, $0.7 million in stock compensation expenses from the issuance of restricted stock units (“RSUs”) year over year, $0.4 million in recruiting expenses, $0.2 million less in rent related expenses, cost reductions for office supplies of $0.3 million, reduced pre-sales engineering costs of $0.7 million and $0.2 million less for employee recognition. In 2019, the Company did not accrue amounts for incentive compensation due to the Company's not meeting the performance criteria for that year.
Amortization of Intangibles

	For the years ended
	December 31, 2020	December 31, 2019	Decrease
(Amounts in thousands except for percentages)	($)	($)	$	%
Amortization of intangibles	$630	$642	$(12)	(1.9)%
Total amortization expense for the amortizable intangible assets remained flat at $0.6 million for the years ended December 31, 2020 and December 31, 2019.
Other Expenses

	For the years ended
	December 31, 2020	December 31, 2019	Increase/(Decrease)
(Amounts in thousands except for percentages)	($)	($)	$	%
Other income (expenses):
Interest income (expense), net	$(8,627)	$(6,285)	$2,342	37.3%
Loss on debt extinguishment	—	(513)	(513)	(100.0)%
Gain on sale of property and equipment	95	57	(38)	(66.7)%
Gain (loss) on change in fair value of warrant liability	(1,634)	588	2,222	377.9%
Gain on embedded derivative	—	388	388	100.0%
Impairment of goodwill (Construction)	—	(4,359)	(4,359)	(100.0)%
Total other expenses	$(10,166)	$(10,124)	$42	0.4%
The mix of other income/expense items changed. Interest expense increased to $8.6 million, or 37.3%, for the year ended December 31, 2020 as compared to $6.3 million in the prior year period, due to the Company's higher interest rate on the refinanced debt obligation including debt issuance and discount amortization, associated with the 2019 Refinancing Agreement that occurred on April 12, 2019 and the execution in the third quarter of 2019 of an amendment to its credit facility. Debt issuance costs totaling $0.5 million associated with the previous Credit Agreement were written off at the time of the refinancing transaction resulting in a loss on debt extinguishment. The Company also recorded other expenses of $1.6 million to reflect the loss on change in fair value of the CB Warrants liability during the year ended December 31, 2020. For the year ended December 31, 2019, the Company also recorded other income of $0.6 million for the gain on change in fair value of the CB Warrants liability, $0.4 million for the embedded derivative liability due to the remediation of the Company's material weakness, and recognized a goodwill impairment loss within our Construction segment of $4.4 million. See also Note 9 – Debt in the notes to consolidated financial statements.

Provision for Income Taxes
The Company’s current income tax expense and deferred income tax benefit were $2.5 million and $(1.3) million, respectively, for the year ended December 31, 2020 as compared to the Company’s current income tax expense and deferred income tax benefit of $0.3 million and $(0.6) million, respectively, for the year ended December 31, 2019. The Company had net deferred tax assets of $6.1 million as of December 31, 2020 and $4.8 million as of December 31, 2019. There were no valuation allowances recorded as of December 31, 2020 and December 31, 2019.
The increase in current income tax expenses is primarily attributable to the Company’s substantially higher operating income during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
See also Note 11 - Income Taxes in the notes to consolidated financial statements.
Construction and Service Backlog Information

We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 17 — Remaining Performance Obligations in the accompanying notes to our consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
Our Construction backlog was $393.5 million and $504.2 million as of December 31, 2020 and 2019, respectively. Projects are brought into backlog once we have been provided a written confirmation of award and the contract value has been established. At any point in time, we have a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until we have received written confirmation from the owner or the GC/CM of their intention to award us the contract and they have directed us to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. Our construction projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. We are occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on each of our projects progresses, we increase or decrease backlog to take into account our estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenues, and the percentage of completion of our work on the projects.  Based on historical trends, we estimate that approximately 65% of our construction backlog as of December 31, 2020 will be recognized as revenue during 2021. Additionally, the reduction in Construction backlog has been intentional as we look to focus on higher margin projects than historically, as well as our focus on smaller, higher margin owner direct projects.
Our Service backlog was $50.9 million and $57.0 million as of December 31, 2020 and December 31, 2019, respectively.  These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.  Based on historical trends, we estimate that approximately 95% of our service backlog as of December 31, 2020 will be recognized as revenue during 2021. Additionally, we believe our Service backlog decreased due to lower sales in this segment in the fourth quarter of Fiscal 2020 because of macroeconomic uncertainty related to COVID-19.
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

Impact of the COVID-19 Pandemic on Our Business

In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, restrictions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have abated over time, but remain applicable to Limbach's operations in various ways, often varying by state. In some instances, these orders continued to affect certain projects in our Construction and Service segments into the fourth quarter of 2020. In limited instances, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during each of the twelve months ended December 31, 2020, and most of the projects that were in progress at the time shutdowns commenced have restarted. Our branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects as the effects of the pandemic remain ongoing and uncertain.

During the first half of the year ended December 31, 2020, we took several actions to combat the COVID-19 outbreak induced downturn in our business including, but not limited to, the following:

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
•Temporarily suspended substantially all discretionary, non-essential expenditures, including but not limited to, auto allowances, deferral of rent ranging between 1 and 3 months; and
•A temporary 10% salary reduction for a select group of corporate and regional management, along with a 10% fee reduction in director compensation, and cost reduction opportunities identified by our external consultant.

During the month of July 2020, with the substantial restart and return of project and service work, we removed the 10% salary reduction for the select group of corporate and regional management, along with the fee reduction for director compensation, returned auto allowances, reinstated positions, removed schedule reduction plans and discontinued our hiring freeze.

In addition to the above actions, we continue to take steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees, and we continue to emphasize wearing of masks, more frequent washing of hands and tools, social distancing, and work protocols. Limbach's COVID-19 policy is based on the best practices provided by the Centers for Disease Control and Prevention (“CDC”) and OSHA for essential workers.
Liquidity and Capital Resources
Cash Flows
Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	For the years ended
(in thousands)	December 31, 2020	December 31, 2019
Net cash provided by (used in):
Operating activities	$39,815	$(926)
Investing activities	(1,323)	(2,491)
Financing activities	(4,689)	10,142
Net increase in cash	$33,803	$6,725

Noncash investing and financing transactions:
Debt issuance costs related to 2019 Refinancing Agreement paid-in-kind	$—	$1,000
Right of use assets obtained in exchange for new operating lease liabilities	1,096	3,355
Right of use assets obtained in exchange for new finance lease liabilities	2,624	3,578
Right of use assets disposed or adjusted modifying operating leases liabilities	621	1,651
Right of use assets disposed or adjusted modifying finance leases liabilities	(86)	(78)
Interest paid	$6,467	$4,607
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”), and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our accounts receivable and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of December 31, 2020, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted construction revenue for one year from the date of the financial statement issuance. Based on our current cash balance, together with cash we expect to generate from future operations, our recent refinanced credit agreement executed on February 24, 2021, and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities. See also Note 20 - Subsequent Events in the notes to consolidated financial statements.
The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2020	2019
Current assets	$199,417	$195,380
Current liabilities	(150,294)	(156,869)

Net working capital	$49,123	$38,511
Current ratio*	1.33	1.25
*Current ratio is calculated by dividing current assets by current liabilities.
Cash Flows Provided by (Used in) Operating Activities
Cash flows provided by (used in) operating activities were $39.8 million for the year ended December 31, 2020 as compared to $(0.9) million for the year ended December 31, 2019. As compared to the prior year period, we experienced decreases of $19.2 million in our accounts receivable and $10.1 million in our contract assets, increases of $4.7 million in our accrued expenses and other current liabilities, $4.3 million in our contract liabilities, $3.8 million in other long-term liabilities and $1.7 million for accrued taxes payable offset by cash outflows of $(19.5) million in our accounts payable, including retainage and $4.3 million in operating lease liabilities.

Stock-based compensation expense from the issuance of RSUs was $1.1 million for the year ended December 31, 2020. Non-cash charges for depreciation and amortization slightly decreased to $6.2 million for the year ended December 31, 2020 along with $4.0 million of noncash operating lease expense associated with the Company's operating lease right-of-use assets. The Company also amortized $2.2 million of its debt issuance costs and debt discount in conjunction with its Credit Agreement and 2019 Refinancing Agreement, recognized a $1.6 million loss on change in fair value of its CB Warrants (defined below), and recognized an increase in our deferred tax benefit of $1.3 million.
For the year ended December 31, 2019, we experienced cash inflows of $0.7 million in our net receivables, $11.9 million in accounts payable offset by cash outflows of $13.4 million in our contract assets and $6.4 million in our contract liabilities. The decreases in other current assets of $30.1 million and accrued expenses and other current liabilities of $34.7 million are primarily attributable to the $30.0 million lawsuit settlement payment, covered by the Company's insurance carriers, made in February 2019. We also experienced an increase in our operating lease liabilities balance of $3.7 million due to the adoption of ASC Topic 842. Stock-based compensation expense from the issuance of RSUs was $1.8 million for the year ended December 31, 2019. The Company recognized a goodwill impairment charge of $4.4 million associated with its Construction reporting unit for the year ended December 31, 2019. Non-cash charges for depreciation and amortization were $6.3 million for the year ended December 31, 2019 along with $3.8 million of noncash operating lease expense associated with the Company's operating lease right-of-use assets due to the adoption of ASC Topic 842. The Company also amortized $1.4 million of its debt issuance costs and debt discount in conjunction with its Credit Agreement and 2019 Refinancing Agreement, incurred a loss on debt extinguishment totaling $0.5 million associated with the previous Credit Agreement that was written off at the time of the refinancing transaction and recognized a change in fair value of its CB Warrants liability and a gain on embedded derivative due to the successful remediation of the material weakness of $0.6 million and $0.4 million, respectively.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $(1.3) million for the year ended December 31, 2020 as compared to $(2.5) million for the year ended December 31, 2019. Cash used in investing activities for the year ended December 31, 2020 of $1.5 million represented cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.2 million in proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2019 of $2.7 million represented cash outflows for capital expenditures, offset by $0.2 million in proceeds from the sale of property and equipment.
For the years ended December 31, 2020 and 2019, we obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Flows Provided by (Used in) Financing Activities
Cash flows (used in) provided by financing activities was $(4.7) million for the year ended December 31, 2020 as compared to $10.1 million for the year ended December 31, 2019. For the year ended December 31, 2020, we both borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility and made scheduled principal payments of $2.0 million on the 2019 Refinancing Term Loan. The Company also made finance lease payments of $2.7 million, and paid $0.2 million of taxes related to net-share settlement of equity awards offset by $0.2 million in proceeds from contributions related to the employee stock purchase plan.
For the year ended December 31, 2019, we both borrowed and repaid a total of $17.5 million on the Credit Agreement Revolver, and borrowed and repaid another $32.5 million on the 2019 Revolving Credit Facility. The Company also borrowed $38.6 million, net of debt discount, in conjunction with the 2019 Refinancing Agreement Term Loan, which was used to repay, in its entirety, $14.3 million of the Credit Agreement Term Loan, $7.7 million of the Bridge Term Loan and $10.5 million of the Credit Agreement Revolver. In addition, the Company recorded fair values of the CB Warrants liability and the embedded derivative liability which approximated $1.0 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company also made finance lease payments of $2.5 million, and paid $3.8 million of debt issuance costs associated with our outstanding debt instruments during 2019. During the year ended December 31, 2019, the Company's bank overdrafts decreased by $1.3 million, representing decrease in the Company's short-term obligation to its bank. Bank overdrafts represent outstanding checks in excess of cash on hand with a specific financial institution as of any balance sheet date.

The following table reflects our available funding capacity as of December 31, 2020:

(in thousands)
Cash & cash equivalents		$42,147
Credit agreement:
Revolving credit facility	14,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		10,595
Total available funding capacity		$52,742
Cash Flow Summary
Cash provided by operating activities for the year ended December 31, 2020 was primarily driven by our $19.2 million decrease in accounts receivable (cash inflow) and $10.1 million decrease in contract assets (cash inflow) and $19.5 million decrease in accounts payable, including retainage (cash outflow) as compared to the same period ended December 31, 2019. The $19.2 million decrease in accounts receivable is due to better collection efforts and lower fourth quarter 2020 construction revenues than the same period in 2019; and, the $10.1 million decrease in contract assets were mostly attributable to unapproved change orders and claims of $33.6 million and $38.4 million as of December 31, 2020 and 2019, respectively.
Debt and Related Obligations
The Company refinanced its Credit Agreement Revolver on April 12, 2019 under the 2019 Refinancing Agreement, described below and therefore had no amounts outstanding under its Credit Agreement at December 31, 2020 and December 31, 2019. The Company also refinanced its 2019 Refinancing Agreement on February 24, 2021. See Note 20 - Subsequent Events in the notes to consolidated statements.
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
During 2018, the Company, LFS and LHLLC entered into several amendments and limited waivers to the Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second and Third Amendments and Limited Waivers to the Credit Agreement provided for a $10.0 million Bridge Term Loan and an increase in the amount that could be drawn against the Credit Agreement Revolver for issuances of letters of credit and modification of the EBITDA definition, respectively. The Fourth Amendment and Limited Waiver amended existing covenants to include additional information covenants and a fixed charge coverage ratio. The Fifth Amendment and Limited Waiver further amended the existing covenants of the Credit Agreement and required the Company to engage a consultant for the purposes of making recommendations as to methods of the Company's corporate and Mid-Atlantic's operations and controls and further changed the fixed charge coverage ratio. The Sixth Amendment to Credit Agreement and Limited Waiver provided a waiver of the Company's non-compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. In addition, it amended, among other things, (i) a reduction of the Lenders' $25.0 million commitment under the Company's Credit Agreement Revolver to $22.5 million on December 31, 2019 and $20.0 million on January 31, 2019, (ii) acceleration of the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility from July 20, 2021 to March 31, 2020 and (iii) a requirement that certain actions be taken in connection with the refinancing of the Company's obligations under the Credit Agreement by certain scheduled dated.
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
2019 Refinancing Agreement - Interest Rates and Fees
The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At December 31, 2020 and 2019, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.
2019 Refinancing Agreement - Other Terms and Conditions
The 2019 Refinancing Agreement matures on April 12, 2022 subject to adjustment as described therein. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There is an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guarantees that the Company will pay no less than 18 months' applicable interest to the lenders under the 2019 Refinancing Agreement.

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

Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021, through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness that management determined in 2018 was in existence no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.
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

During December of 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the Term Loan Financing Agreement) equal to or greater than the aggregate outstanding principal amount of the Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020; the aggregate outstanding principal amount of Terms Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) ("December 2020 Waiver") with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
2019 Refinancing Agreement – CB Warrants
In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and December 31, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.
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

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs is being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, and recorded an additional $1.4 million and $0.7 million of interest expense for the amortization of the debt issuance costs for the years ended December 31, 2020 and 2019, respectively.

The Company remeasured the fair value of the CB Warrants liability and embedded derivative liability as of December 31, 2020 and recorded any adjustments as other income (expense). The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively. For the year ended December 31, 2020, the Company recorded other expense of $1.6 million to reflect the change in fair value of the CB Warrants liability. For the year ended December 31, 2019, the Company recorded other income of $0.6 million and $0.4 million to reflect the change in fair values of the CB Warrants liability and the embedded derivative liability, respectively. At December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.

2019 ABL Credit Agreement
On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consists of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility may be used for general corporate purposes. Upon the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender)..
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

As of November 30, 2019, the Company's Minimum Liquidity, as defined in the 2019 ABL Credit Amendment Number One and Waiver, was $8.7 million which did not meet the Minimum Liquidity Covenant of at least $10.0 million. The lender has waived the event of default arising from this noncompliance as of November 30, 2019 and entered into the Amendment Number One to ABL Financing Agreement and Waiver (the “2019 ABL Credit Amendment Number One and Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The 2019 ABL Credit Amendment Number One and Waiver includes a waiver of the Company’s compliance with the Total Leverage Ratio less than or equal to 4.00 to 1.00 for the twelve consecutive fiscal month period ending August 31, 2019. The lenders reserve its rights with respect to covenant compliance in future months.
As noted above in the section titled: 2019 Refinancing Agreement - Other Terms and Conditions, the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the Term Loan Financing Agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
At December 31, 2020 and 2019, the Company had irrevocable letters of credit in the amount of $3.4 million and $3.3 million, respectively, with its lender to secure obligations under its self-insurance program.
Accounting for the 2019 ABL Credit Agreement

As of December 31, 2020, the Company had nothing drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.3 million and $0.2 million or the amortization of debt issuance costs for the period ended December 31, 2020 and 2019, respectively.
For further information on the Company’s obligations under the Refinancing Agreements, see also Note 9 – Debt and Note 20 - Subsequent Events in the notes to consolidated financial statements.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2020 and 2019, we had approximately $79.4 million and $116.0 million in surety bonds outstanding, respectively. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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

The components of the self-insurance are reflected below as of December 31, 2020 and 2019, respectively:

(in thousands)	December 31, 2020	December 31, 2019
Current liability — workers’ compensation and general liability	$197	$703
Current liability — medical and dental	764	821
Non-current liability	890	382
Total liability	$1,851	$1,906
Restricted cash	$113	$113
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
Off-Balance Sheet and Other Arrangements
Aside from the $3.4 million and $3.3 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2020 and December 31, 2019, respectively, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Item 8. Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Limbach Holdings, Inc.
Pittsburgh, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts

As described in Note 2 to the consolidated financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgement and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2020, approximately $440,979,000 of the Company’s revenues was derived from construction-type contracts.

The transaction price includes management’s estimates of variable consideration it expects to receive from pending change orders and claims to the extent it is probable there will not be a significant reversal of revenue recorded to date. Estimating variable consideration involves significant judgements by management that consider the nature of the variable consideration, project communications such as notices to proceed and work directives from the owner or general contractor, changes in the scope of the contract, historical experience with customers, third-party actions, and management’s prior experience with similar facts and circumstances.

Estimated costs to complete for construction-type contracts include all direct labor, materials, equipment, and subcontractor costs as well as certain indirect costs. These estimated costs can vary significantly from original estimates over the course of the contract due to numerous factors including availability of high-skilled labor, material price changes, unforeseen site conditions, unanticipated weather or force majeure events, necessary rework, errors or omissions in plans and specifications, and changes in the scope and timing of contract scope and performance timing.

We considered auditing variable consideration and total estimated costs to complete on construction-type contracts to be critical audit matters, because they involved a high degree of subjectivity and significant auditor judgement, along with extensive audit procedures, in evaluating management’s estimates and judgements.

Our audit procedures related to testing the variable consideration and cost to complete included the following:

a.Obtained an understanding of management’s internal controls and evaluated the design of the controls.
b.Obtained and reviewed the relevant terms of the related contracts and change orders for a sample of contracts.
c.Sampled contracts and observed certain internal project review meetings and interviewed project personnel to gain an understanding of the status of projects and tested management’s significant judgements related to the recoverability of variable consideration and estimated costs to be incurred to complete the contract.
d.Evaluated management’s historical ability to estimate total contract cost by performing a comparison of total actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost.

Our audit procedures related strictly to testing the variable consideration included the following:
a.Evaluated the recorded variable consideration by obtaining management’s contractual justification for the recorded amounts on a sample of contracts. This includes obtaining project communications such as notices to proceed and work directives from the owner or general contractor for the changes in the scope of the contract to support the variable consideration.
b.Sampled related underlying costs for pending change orders and claims based on their significance to the variable consideration by vouching these costs to the corresponding vendor invoice, subcontractor payment application, or timecard depending on the nature of the associated job cost.

Our audit procedures related strictly to testing the cost to complete included the following:
a.Agreed actual costs incurred to underlying support on a sample basis.
b.Tested key components of estimated costs to complete including labor, materials, equipment, and subcontractor costs on a sample basis.

/s/Crowe LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia
March 25, 2021

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

(in thousands, except share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$42,147	$8,344
Restricted cash	113	113
Accounts receivable, net	85,767	105,067
Contract assets	67,098	77,188
Advances to and equity in joint ventures, net	10	8
Other current assets	4,282	4,660
Total current assets	199,417	195,380

Property and equipment, net	19,700	21,287
Intangible assets, net	11,681	12,311
Goodwill	6,129	6,129
Operating lease right-of-use assets	18,751	21,056
Deferred tax asset	6,087	4,786
Other assets	392	668
Total assets	$262,157	$261,617
LIABILITIES
Current liabilities
Current portion of long-term debt	$6,536	$4,425
Current operating lease liabilities	3,929	3,750
Accounts payable, including retainage	66,763	86,267
Contract liabilities	46,648	42,370
Accrued income taxes	1,671	12
Accrued expenses and other current liabilities	24,747	20,045
Total current liabilities	150,294	156,869
Long-term debt	36,513	38,868
Long-term operating lease liabilities	15,459	18,247
Other long-term liabilities	6,159	763
Total liabilities	208,425	214,747
Commitments and contingencies
Redeemable convertible preferred stock, net, par value $0.0001, $1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 and December 31, 2019 ($0 redemption value as of December 31, 2020 and December 31, 2019)	—	—
STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 7,926,137 issued and outstanding at December 31, 2020 and 7,688,958 at December 31, 2019	1	1
Additional paid-in capital	57,612	56,557
Accumulated deficit	(3,881)	(9,688)
Total stockholders’ equity	53,732	46,870
Total liabilities and stockholders’ equity	$262,157	$261,617
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Year Ended
	December 31, 2020	December 31, 2019
Revenue	$568,209	$553,334
Cost of revenue	486,823	481,457
Gross profit	81,386	71,877
Operating expenses:
Selling, general and administrative	63,601	63,168
Amortization of intangibles	630	642
Total operating expenses	64,231	63,810
Operating income	17,155	8,067
Other income (expense):
Interest income (expense), net	(8,627)	(6,285)
Loss on debt extinguishment	—	(513)
Gain on sale of property and equipment	95	57
Gain (loss) on change in fair value of warrant liability	(1,634)	588
Gain on embedded derivative	—	388
Impairment of goodwill	—	(4,359)
Total other expenses	(10,166)	(10,124)
Income (loss) before income taxes	6,989	(2,057)
Income tax provision (benefit)	1,182	(282)
Net income (loss)	$5,807	$(1,775)

EPS
Net income (loss) per share:
Basic	$0.74	$(0.23)
Diluted	$0.72	$(0.23)
Weighted average number of shares outstanding:
Basic	7,865,089	7,662,362
Diluted	8,065,464	7,662,362
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional paid-in capital	Accumulated deficit	Stockholders’ equity
	Number of shares outstanding	Par value amount

Balance at January 1, 2019	7,592,911	$1	$54,791	$(8,424)	$46,368
Shares issued related to vested restricted stock units	96,047	—	—	—	—
Stock-based compensation	—	—	1,766	—	1,766
Cumulative effect of accounting change - ASC Topic 606	—	—	—	639	639
Cumulative effect of accounting change - ASC Topic 842	—	—	—	(128)	(128)
Net loss	—	—	—	(1,775)	(1,775)
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Shares issued related to vested restricted stock units	206,354	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(110)	—	(110)
Proceeds related to employee stock purchase plan	—	—	97	—	97
Shares issued related to employee stock purchase plan	30,825	—	—	—	—
Stock-based compensation	—	—	1,068	—	1,068
Net income	—	—	—	5,807	5,807
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

(in thousands)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Cash flows from operating activities:
Net income (loss)	$5,807	$(1,775)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	6,171	6,286
Noncash operating lease expense	4,033	3,799
Impairment of goodwill	—	4,359
Provision for doubtful accounts	100	95
Stock-based compensation expense	1,068	1,766
Loss on debt extinguishment	—	513
Amortization of debt discount and issuance costs	2,157	1,392
Deferred tax benefit	(1,301)	(609)
Change in fair value of warrant liability	1,634	(588)
Gain on embedded derivative	—	(388)
Gain on sale of property and equipment	(95)	(57)
Changes in operating assets and liabilities:
Accounts receivable	19,200	659
Contract assets	10,090	(13,378)
Other current assets	(115)	30,139
Accounts payable, including retainage	(19,504)	11,914
Contract liabilities	4,278	(6,446)
Prepaid income taxes	494	58
Accrued taxes payable	1,659	12
Accrued expenses and other current liabilities	4,713	(34,686)
Operating lease liabilities	(4,337)	(3,654)
Other long-term liabilities	3,763	(337)
Net cash provided by (used in) operating activities	39,815	(926)
Cash flows from investing activities:
Proceeds from sale of property and equipment	162	168
Advances to joint ventures	(2)	4
Purchase of property and equipment	(1,483)	(2,663)
Net cash used in investing activities	(1,323)	(2,491)
Cash flows from financing activities:
Bank overdrafts	—	(1,333)
Payments on Credit Agreement term loan	—	(14,335)
Proceeds from Credit Agreement revolver	—	17,500
Payments on Credit Agreement revolver	—	(17,500)
Proceeds from 2019 Revolving Credit Facility	7,250	32,500
Payments on 2019 Revolving Credit Facility	(7,250)	(32,500)
Proceeds from 2019 Refinancing Term Loan, net of debt discount	—	38,644
Payments on 2019 Refinancing Term Loan	(2,000)	—
Warrants issued in conjunction with the 2019 Refinancing Term Loan	—	969
Embedded derivative associated with the 2019 Refinancing Term Loan	—	388
Payments on Bridge Term Loan	—	(7,736)
Payments on finance leases	(2,664)	(2,547)
Proceeds from contributions to employee stock purchase plan	191	—
Taxes paid related to net-share settlement of equity awards	(216)	(131)
Payments of debt issuance costs	—	(3,777)
Net cash provided by (used in) financing activities	(4,689)	10,142
Increase in cash, cash equivalents and restricted cash	33,803	6,725
Cash, cash equivalents and restricted cash, beginning of year	8,457	1,732
Cash, cash equivalents and restricted cash, end of year	$42,260	$8,457

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Debt issuance costs related to 2019 Refinancing Agreement paid-in-kind	$—	$1,000
Right of use assets obtained in exchange for new operating lease liabilities	1,096	3,355
Right of use assets obtained in exchange for new finance lease liabilities	2,624	3,578
Right of use assets disposed or adjusted modifying operating leases liabilities	621	1,651
Right of use assets disposed or adjusted modifying finance leases liabilities	(86)	(78)
Interest paid	$6,467	$4,607
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2020
Note 1 – Organization and Plan of Business Operations
Limbach Holdings, Inc. (the “Company,” “Limbach,” “we” or “us”), is a Delaware corporation headquartered in Pittsburgh, Pennsylvania that was formed on July 20, 2016, as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company’s consolidated financial statements include the accounts of Limbach Holdings, Inc. and its wholly owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC, Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC.
We operate in two segments, (i) Construction, in which we generally manage new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services, and (ii) Service, in which we provide maintenance or service primarily on HVAC, plumbing, electrical systems and building controls direct for building owners and direct specialty contracting projects. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years. The Company's customers operate in several different industries, including healthcare, education, sports and entertainment, infrastructure, government, hospitality, commercial, mission critical, and industrial manufacturing. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, restrictions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have abated over time, but remain applicable to Limbach's operations in various ways, often varying by state. In some instances, these orders continued to affect certain projects in our Construction and Service segments into the fourth quarter of 2020. In limited instances, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during each of the twelve months ended December 31, 2020, and most of the projects that were in progress at the time shutdowns commenced have restarted. The Company’s branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects as the effects of the pandemic remain ongoing and uncertain.
During the twelve months ended December 31, 2020, the Company took several actions to combat the adverse impacts that the COVID-19 outbreak had on our business including, but not limited to the following:

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
•Implemented our furlough and work schedule reduction plans, as well as permanent reductions in force; and

•Temporarily suspended substantially all discretionary, non-essential expenditures, including but not limited to, auto allowances, deferral of rent ranging between 1 and 3 months; and
•A temporary 10% salary reduction for a select group of corporate and regional management, along with a 10% fee reduction in director compensation, and cost reduction opportunities identified by our external consultant.
During the month of July 2020, with the substantial restart and return of project and service work, the Company removed the 10% salary reduction for the select group of corporate and regional management, along with the fee reduction for director compensation, returned auto allowances, reinstated positions, removed schedule reduction plans and discontinued our hiring freeze.
In addition to the above actions, we continue to take steps to minimize the adverse impacts of the COVID-19 pandemic on our business and to protect the safety of our employees, and we continue to emphasize wearing of masks, more frequent washing of hands and tools, social distancing, and work protocols. Limbach's COVID-19 policy is based on the best practices provided by the Centers for Disease Control and Prevention (“CDC”) and Occupational Safety and Health Administration for essential workers. Our updated Work From Home Policy, along with the Company's business continuity planning and information technology enhancements enabled an orderly transition to remote work and facilitated social distancing for salaried employees.
Testing and inpatient treatment for COVID-19 is covered under our medical plan and fees have been waived since the onset of the pandemic. Counseling is available through our employee assistance plan to assist employees with financial, mental and emotional stress related to the virus and other issues.
While management has used all currently available information in its forecasts, the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is highly uncertain, cannot be accurately predicted and is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy, and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact. The continued impact on our business as a result of the COVID-19 pandemic could result in a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and throughout 2021.
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
Cash and Cash Equivalents
Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company maintains demand accounts at several domestic banks. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million. The Company's cash balances on deposit at December 31, 2020 and 2019, exceeded the balance insured by the FDIC by approximately $41.9 million and $8.1 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$42,147	$8,344
Restricted cash	113	113
Total cash, cash equivalents and restricted cash	$42,260	$8,457
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
Revenue Recognition
Implementation of New Revenue Recognition Guidance
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by subsequent ASUs (collectively, “ASC Topic 606”) which amends the existing accounting standards for revenue recognition and establishes principles for recognizing revenue upon the transfer of promised goods or services to customers based on the expected consideration to be received in exchange for those goods or services. Effective December 31, 2019, management adopted ASC Topic 606 for the annual period beginning January 1, 2019 using a modified retrospective transition approach. Results for reporting periods beginning after January 1, 2019 are presented under this new pronouncement, while prior period quarterly and annual amounts were not adjusted and continue to be reported under the accounting standard Revenue Recognition (ASC Topic 605), which was in effect for those periods. The impact of adoption on the Company’s opening balance sheet was primarily related to the accounting of assurance-type and service-type warranties, which requires identification and treatment as a separate performance obligation. Prior to the adoption of ASC Topic 606, such warranties were included in total estimated project costs, resulting in a $0.6 million impact to beginning retained earnings.
Revenue Recognition Policy

Our revenue is primarily derived from construction-type and service contracts that generally range from six months to two years. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
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

Changes in Estimates on Construction Contracts

The accuracy of our revenue and profit recognition in a given period depends on the accuracy of our estimates of the cost to complete each project. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:

•The completeness and accuracy of the original bid;
•costs associated with scope changes;

•expected, or actual, resolution terms for claims;
•achievement of contract incentives;
•changes in costs of labor and/or materials;
•extended overhead and other costs due to owner, weather and other delays;
•subcontractor performance issues;
•changes in productivity expectations;
•site conditions that differ from those assumed in the original bid;
•changes from original design on design-build projects;
•the availability and skill level of workers in the geographic location of the project;
•a change in the availability and proximity of equipment and materials;
•our ability to fully and promptly recover on claims and back charges for additional contract costs, and
•the customer's ability to properly administer the contract.

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

On certain projects, we have submitted and have pending unresolved contract modifications and claims to recover additional costs and the associated profit, if applicable, to which we believe we are entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.

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

As a result of the goodwill quantitative impairment test performed at September 30, 2019, the Company recognized a $4.4 million impairment loss within its Construction segment. Refer to Note 7 - Goodwill and Intangible Assets for additional information on the impairment loss. There were no impairment losses on our intangible assets as a result of our qualitative impairment tests.
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
On the lease commencement date, the amount of the right-of-use (“ROU”) assets consist of the following:
•the amount of the initial measurement of the lease liability;
•any lease payment made at or before the commencement date, minus any lease incentives received; and
•any initial direct costs incurred.
Most of our operating lease contracts have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts.
Upon the adoption of ASC 842, the accounting for lease incentives was adjusted resulting in an adjustment of $0.1 million recorded to retained earnings as of January 1, 2019.
Deferred Financing Costs and Debt Discount
Deferred financing costs are deferred and amortized to interest expense using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.
Debt issuance costs related to the Credit Agreement Term Loan are reflected as a direct reduction from the carrying amount of long-term debt. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an other asset.

The allocated fair value of the CB Warrants (defined below) and embedded derivative liabilities are recorded as a debt discount and are accreted over the expected term of the debt as interest expense.
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a straight-line basis over the requisite service period based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions, the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the graded vesting method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 19 – Management Incentive Plans in the notes to the consolidated financial statements.
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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan approximates its fair value due to the variable rate on such debt. As of December 31, 2020, the Company determined that the fair value of its 2019 Refinancing Agreement term loan was $39.0 million. This fair value was determined using discounted estimated future cash flows using level 3 inputs. There were no outstanding borrowings on the Company’s 2019 ABL Credit Agreement revolver at December 31, 2020.

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB Agent Services LLC (“CB”) and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications (refer to Note 9 - Debt). The fair value of the Company’s warrant liabilities recorded in the Company’s consolidated financial statements is determined using the Black-

Scholes-Merton option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, are a Level 3 measurement. Volatility is based on the actual market activity of the Company’s common stock. The expected life is based on the remaining contractual term of the warrants and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities as of December 31, 2020:

Stock price	$12.33
Exercise price	$7.63
Time until expiration (years)	3.3
Expected volatility	75%
Risk-free interest rate	0.2%
Expected dividend yield	—%
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per common share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding and assumed to be outstanding.
Diluted EPS assumes the dilutive effect of outstanding common stock warrants, unit purchase options (“UPOs”), shares issued in conjunction with the employee stock purchase plan and RSUs, all using the treasury stock method.
The following table summarizes the securities that were antidilutive (including warrants, UPOs, RSUs and preferred stock, if any, after giving effect to their respective conversion to shares of common stock for those units in-the-money, or share equivalents for those units out-of-the-money) and therefore, were not included in the computations of diluted earnings (loss) per common share.

	For the Years Ended
	December 31, 2020	December 31, 2019
In-the-money warrants	—	—
Out-of-the-money warrants	4,576,799	4,576,799
Preferred stock	—	—
Service-based RSUs	7,471	80,718
Performance and market-based RSUs (1)	276	375
Employee stock purchase plan	3,217	—
In-the-money UPOs	—	—
Out-of-the-money UPOs	—	15,067
Total	4,587,763	4,672,959

(1) For the years ended December 31, 2020 and 2019, certain PRSUs (defined below) and MRSUs were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during 2020 and 2019 and would not be satisfied if the reporting date was at the end of the contingency period.

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2020	December 31, 2019
EPS numerator:
Net income (loss)	$5,807	$(1,775)

EPS denominator:
Weighted average shares outstanding – basic	7,865	7,662
Nonvested restricted stock units	191	—
Employee stock purchase plan	9	—
Weighted average shares outstanding – diluted	8,065	7,662

Net income (loss):
Basic	$0.74	$(0.23)
Diluted	$0.72	$(0.23)
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

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which makes improvements to financial instruments guidance. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Certain aspects of the pronouncement are effective upon issuance, with certain others effective depending on adoption of ASU 2016-13. For entities that have not yet adopted the guidance in ASU 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU 2016-13. For entities that have adopted the guidance in ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements or presentation thereof.

The FASB also issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. The new guidance provides optional expedients for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance is effective prospectively as of March 12, 2020 through December 31, 2022 and interim periods within those fiscal years. In January 2021, the FASB issued ASC 2021-01, “Reference Rate Reform (Topic 848): Scope”. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. The ASU also amends the expedients and expectations in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the transition. As of December 31, 2020, we are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.

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

Also in October 2020, the FASB issued ASU 2020-10, “Codification Improvements”. The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification. The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities, with early adoption permitted. Management is currently assessing the impact of this pronouncement on its consolidated financial statements.
Note 4 – Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable and the allowance for doubtful accounts are comprised of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accounts receivable – trade	$86,033	$105,373
Allowance for doubtful accounts	(266)	(306)
Accounts receivable, net	$85,767	$105,067

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
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2020	December 31, 2019	Change
Contract assets
Costs in excess of billings and estimated earnings	$31,894	$44,315	$(12,421)
Retainage receivable	35,204	32,873	2,331
Total contract assets	$67,098	$77,188	$(10,090)

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
The current estimated net realizable value on such items as recorded in contract assets in the consolidated balance sheets was $33.6 million and $38.4 million as of December 31, 2020 and 2019, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2020	December 31, 2019	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$46,020	$40,662	$5,358
Provisions for losses	628	1,708	(1,080)
Total contract liabilities	$46,648	$42,370	$4,278

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

The net underbilling (overbilling) position for contracts in process consisted of the following:

(in thousands)	December 31, 2020	December 31, 2019
Revenue earned on uncompleted contracts	$752,564	$726,215
Less: Billings to date	(766,690)	(722,562)
Net underbilling (overbilling)	$(14,126)	$3,653

(in thousands)	December 31, 2020	December 31, 2019
Costs in excess of billings and estimated earnings	$31,894	$44,315
Billings in excess of costs and estimated earnings	(46,020)	(40,662)
Net underbilling (overbilling)	$(14,126)	$3,653
During the years ended December 31, 2020 and 2019, we recorded revisions in our contract estimates for certain Construction projects. For individual projects with revisions having a material gross profit impact, this resulted in 2020 gross profit write downs totaling $10.4 million on fifteen Construction projects, eight of which were in the Southern California region for a total of $6.9 million, three projects in the Mid-Atlantic region for $1.5 million and two projects in the New England region for $1.1 million, with the remaining $0.9 million comprised of smaller amounts from various other regions. The Company is pursuing recovery remedies for costs incurred due to delays and disruptions, but is not currently in a position to recognize any potential recoveries in its financial statements. We also recorded revisions in 2020 gross profit write ups totaling $1.7 million on three Construction projects, including a gross profit write up of $1.3 million on two Ohio projects and $0.3 million on a single Mid-Atlantic region project. There were no significant gross profit write downs for Service projects during 2020.
During the year ended December 31, 2019, the Company recorded revisions having a material gross profit impact, that resulted in 2019 gross profit write downs totaling $12.4 million on sixteen Construction projects, twelve of which were in the Southern California region for a total of $9.9 million and $1.4 million on a single Western Pennsylvania project. We also recorded an $0.4 million gross profit write down on a single Southern California region Service project. We also recorded revisions in 2019 gross profit write ups totaling $4.7 million on ten Construction projects, including a gross profit write up of $0.4 million on a single Southern California Service project and $0.3 million on a single Mid-Atlantic region Service project.
Note 6 – Property and Equipment
Property and equipment consist of the following:

(in thousands)	December 31, 2020	December 31, 2019
Land and improvements	$400	$400
Buildings and leasehold improvements	7,751	7,701
Machinery and equipment	21,647	18,853
Finance leases - vehicles (1)	11,505	11,081
Gross property and equipment	41,303	38,035
Less: Accumulated amortization on finance leases	(5,263)	(4,669)
Less: Accumulated depreciation	(16,340)	(12,079)
Property and equipment, net of accumulated amortization and depreciation	$19,700	$21,287

(1) See additional information provided in Note 14 - Leases.
Depreciation and amortization expense on property and equipment was $5.5 million for the year ended December 31, 2020 and $5.6 million for the year ended December 31, 2019.

Note 7 – Goodwill and Intangible Assets

The Company tests its goodwill and indefinite-lived intangible asset allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.

On October 1, 2020, the Company performed a qualitative assessment. In conducting that qualitative assessment, the Company analyzed a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible;

actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment was used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value. No impairment losses were identified as a result of our qualitative assessment during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company determined that the fair value of its construction reporting unit was below its carrying amount, and, accordingly, recognized a non-cash impairment charge for its Construction reporting unit of $4.4 million.

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

Changes in the carrying amount of goodwill, by segment, consist of the following:

(in thousands)	Construction	Service	Total
December 31, 2018	$4,359	$6,129	$10,488
Third quarter 2019 impairment	(4,359)	—	(4,359)
December 31, 2019	$—	$6,129	$6,129
2020 Activity	—	—	—
December 31, 2020	$—	$6,129	$6,129

Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2020
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$—
Customer Relationships – Service	4,710	(3,112)	1,598
Favorable Leasehold Interests	530	(407)	123
Total amortized intangible assets	10,070	(8,349)	1,721
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(8,349)	$11,681

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets
December 31, 2019
Amortized intangible assets:
Backlog – Construction	$4,830	$(4,830)	$—

Customer Relationships – Service	4,710	(2,655)	2,055
Favorable Leasehold Interests	530	(234)	296
Total amortized intangible assets	10,070	(7,719)	2,351
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,030	$(7,719)	$12,311
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
Total amortization expense for these amortizable intangible assets was $0.6 million for the year ended December 31, 2020 and December 31, 2019.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Asset	Amortization Method	Estimated Remaining Useful Life
Customer Relationships – Service	Pattern of economic benefit	10.0 years
Favorable Leasehold Interests	Straight line	8.17 years
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2021	$379
2022	304
2023	245
2024	198
2025	161
2026 and thereafter	434
Total	$1,721
Note 8 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2020	December 31, 2019
Accrued payroll and related liabilities	$7,975	$4,999
Accrued bonus and commissions	7,652	448
Accrued insurance liabilities	1,008	1,543
Accrued job costs	3,131	8,563
Assurance-type warranty liabilities	4,056	2,886
Other accrued liabilities	925	1,606
Total	$24,747	$20,045

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) includes several taxpayer favorable provisions, one of which is the allowance for the deferral of the employer contribution of Federal Insurance Contributions Act (“FICA”) taxes. As of December 31, 2020, the company had a $6.5 million liability for FICA withholding, half recorded as an accrued payroll liability, with the remaining balance recorded in other long-term liabilities.
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
Our reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2020	December 31, 2019 *
Balance at the beginning of the period	$2,886	$2,400
Accruals for warranties issued	687	272
Accruals related to pre-existing warranties (including changes in estimates)	1,856	1,691
Settlements made	(1,373)	(1,477)
Balance at the end of the period	$4,056	$2,886
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2020 and 2019.
Note 9 – Debt
Long-term debt consists of the following obligations:

(in thousands)	December 31, 2020	December 31, 2019
2019 Revolving Credit Facility	$—	$—
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	39,000	41,000
2019 Refinancing Term Loan embedded derivative	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.80% to 6.45% through 2025	6,459	6,585
Total debt	$45,459	$47,585
Less - Current portion of long-term debt	(6,536)	(4,425)
Less - Unamortized discount and debt issuance costs	(2,410)	(4,292)
Long-term debt	$36,513	$38,868
Maturities of long-term debt and finance leases at December 31, 2020 are as follows:

(in thousands)	Year ending December 31
2021	$6,536
2022	37,158
2023	1,263
2024	498
2025	4
Total	$45,459
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
During 2018, the Company, LFS and LHLLC entered into several amendments and limited waivers to the Credit Agreement with the lenders party thereto and Fifth Third Bank, as administrative agent. The Second and Third Amendments and Limited Waivers to the Credit Agreement provided for a $10.0 million Bridge Term Loan and an increase in the amount that could be drawn against the Credit Agreement Revolver for issuances of letters of credit and modification of the EBITDA definition, respectively. The Fourth Amendment and Limited Waiver amended existing covenants to include additional information covenants and a fixed charge coverage ratio. The Fifth Amendment and Limited Waiver further amended the existing covenants of the Credit Agreement and required the Company to engage a consultant for the purposes of making recommendations as to methods of the Company's corporate and Mid-Atlantic's operations and controls and further changed the fixed charge coverage ratio. The Sixth Amendment to Credit Agreement and Limited Waiver provided a waiver of the Company's non-compliance with the senior leverage and fixed charge coverage ratio requirements under the Credit Agreement. In addition, it amended, among other things, (i) a reduction of the Lenders' $25.0 million commitment under the Company's Credit Agreement Revolver to $22.5 million on December 31, 2019 and $20.0 million on January 31, 2019, (ii) acceleration of the maturity date for the Credit Agreement revolver and the Credit Agreement Term Loan facility from July 20, 2021 to March 31, 2020 and (iii) a requirement that certain actions be taken in connection with the refinancing of the Company's obligations under the Credit Agreement by certain scheduled dated.
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
The additional margin applied to both the Credit Agreement revolver and Credit Agreement term loan was determined based on levels achieved under the Company’s senior leverage ratio covenant, which reflects the ratio of indebtedness divided by EBITDA for the most recently then ended four quarters.

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
The Company refinanced its Credit Agreement Revolver on April 12, 2019 under the 2019 Refinancing Agreement, described below and therefore had no amounts outstanding under its Credit Agreement at December 31, 2019 or December 31, 2020.
2019 Refinancing Agreement
On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB, as origination agent. The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the Borrowers (defined below). Proceeds of the 2019 Delayed Draw Term Loan will be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.
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
2019 Refinancing Agreement - Interest Rates and Fees
The interest rate on borrowings under the 2019 Refinancing Agreement is, at the Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At December 31, 2020 and 2019 the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.
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
Furthermore, the 2019 Refinancing Agreement also contains two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the

2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021, through the term of such agreement. The 2019 Refinancing Agreement contains a post-closing covenant requiring the remediation of the Company’s material weakness that management determined in 2018 was in existence no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

In connection with the 2019 Refinancing Amendment Number One and Waiver, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to (i) require commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the term loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which was paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the term loan under the 2019 Refinancing Agreement as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).
During December of 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the Term Loan Financing Agreement) equal to or greater than the aggregate outstanding principal amount of the Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020; the aggregate outstanding principal amount of Terms Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
2019 Refinancing Agreement – CB Warrants
In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and December 31, 2020, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs is being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, and recorded an additional $1.4 million and $0.7 million of interest expense for the amortization of the debt issuance costs for the years ended December 31, 2020 and 2019, respectively.

The Company remeasured the fair value of the CB Warrants liability and embedded derivative liability as of December 31, 2020 and recorded any adjustments as other income (expense). The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively. For the year ended December 31, 2020, the Company recorded other expense of $1.6 million to reflect the change in fair value of the CB Warrants liability. For the year ended December 31, 2019, the Company recorded other income of $0.6 million and $0.4 million to reflect the change in fair values of the CB Warrants liability and the embedded derivative liability, respectively. At December 31, 2019, the embedded derivative liability was $0.0 million as the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, and the $0.4 million embedded derivative liability was fully reversed and recorded as other income at that date.
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
As noted above in the section titled: 2019 Refinancing Agreement - Other Terms and Conditions, the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the Term Loan Financing Agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
At December 31, 2020 and 2019, the Company had irrevocable letters of credit in the amount of $3.4 million and $3.3 million, respectively, with its lender to secure obligations under its self-insurance program.
Accounting for the 2019 ABL Credit Agreement

As of December 31, 2020, the Company had nothing drawn on the 2019 ABL Credit Agreement. In addition, the Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method. The Company recorded interest expense of $0.3 million and $0.2 million or the amortization of debt issuance costs for the period ended December 31, 2020 and 2019, respectively.

See also Note 20 - Subsequent Events for information related to the Company's refinancing of the 2019 Term Loans and 2019 ABL Credit Agreement.
Note 10 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and $1,000,000 shares of preferred stock, par value $0.0001.
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	December 31, 2020	December 31, 2019
Public Warrants[1,5]	2,300,000	2,300,000
Sponsor Warrants[1,5]	99,000	99,000
$15 Exercise Price Warrants[2,5]	600,000	600,000
Merger Warrants[3,6]	631,119	631,119
Additional Merger Warrants[4,6]	946,680	946,680
Total	4,576,799	4,576,799
[1] exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share)
[2] exercisable for one share of common stock at an exercise price of $15.00 per share
[3] exercisable for one share of common share at an exercise price of $12.50 per share
[4] exercisable for one share of common stock at an exercise price of $11.50 per share
[5] issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company.
[6] issued to the sellers of LHLLC
See Note 19 - Management Incentive Plan and Note 20 - Subsequent Events.
On July 21, 2014, a total of 300,000 Unit Purchase Options (“UPOs”) were issued by 1347 Capital, the blank check company that consummated a business combination with Limbach Holdings LLC changing its name to Limbach Holdings, Inc., to a representative of the underwriter and its designees. On December 7, 2016, the Company issued 121,173 shares of common stock in connection with the cashless exercise of 282,900 of these UPOs. The UPOs expired on July 21, 2019. Each UPO consisted of one share of common stock, one right to purchase one-tenth of one share of common stock and one warrant to purchase one-half of one share of common stock at an exercise price of $11.50 per full share.
In 2019, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 274,851 RSUs under the Limbach Holdings, Inc. Omnibus Incentive Plan (the “Restated 2016 Plan”) to certain executive officers, non-executive employees and non-employee directors of the Company in the forms of an inaugural RSU award to executives, an annual long-term incentive RSU award, and an RSU award to non-employee directors.
On January 4, 2019, the Company issued 50,222 shares of common stock in connection with the vesting of service-based RSU awards under the 2016 Restated Plan.
On August 16, 2019, the Company issued 4,832 shares of common stock in connection with the vesting of service-based RSU awards under the Restated 2016 Plan.
On September 4, 2019, the Company issued 40,993 shares of common stock in connection with the vesting of service-based RSU awards under the Restated 2016 Plan.
In 2020, the Compensation Committee of the Board of Directors of the Company granted an aggregate of 275,133 RSUs under the 2016 Restated Plan to certain executive officers, non-executive employees and non-employee directors of the Company in the form of an annual ongoing long-term incentive RSU award (the “2020 Ongoing LTI RSU Award”), and an ongoing RSU award to non-employee directors (“2020 Ongoing Director RSU Award”). The 2020 Ongoing LTI RSU Award and 2020 Ongoing Director RSU Award contain both performance and service-based awards.

On January 10, 2020, the Company issued 97,571 shares of common stock in connection with the vesting of service-based RSU awards under the Restated 2016 Plan and 7,334 shares of common stock in conjunction with the accelerated vesting of RSUs as negotiated in the departure of the former chief financial officer.
On April 21, 2020, the Company issued 5,334 shares of common stock in conjunction with the accelerated vesting of RSUs upon the resignation of one of the Company's directors.
On May 15, 2020, the Company issued 54,180 shares of common stock in connection with the vesting of service-based RSU awards under the Restated 2016 Plan. On May 24, 2020 the Board of Directors approved further amendments to the Company's amended and restated Omnibus Incentive Plan to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 500,000 for a total of 1,650,000 shares of the Company’s common stock and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approved the Amended Incentive Plan, July 14, 2020.
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Corporation's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. On July 13, 2020, the Company issued 30,353 and on August 3, 2020 another 472 shares of common stock to participants in the ESPP who contributed to the plan through June 30, 2020. Proceeds related to the ESPP were $0.2 million for the twelve months ended December 31, 2020. Stock compensation expense related to the ESPP was $34 thousand for the twelve months ended December 31, 2020.
On August 31, 2020, the Company issued 10,000 shares in conjunction with the accelerated vesting of RSUs as negotiated in the departure of the former co-chief operating officer.
Note 11 – Income Taxes
The Company is taxed as a C Corporation. On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This allowed the Company to carryback net operating losses generated in 2018 and 2019 to prior tax years and generate a tax refund. The total refund generated by this carryback was $1.6 million, of which $1.4 million has been received. The remaining $0.2 million is included as an income tax receivable at December 31, 2020.
The income tax provision (benefit) from income taxes for December 31, 2020 and 2019 consists of the following:

	For the Years Ended
(in thousands)	December 31, 2020	December 31, 2019
Current tax provision
U.S. Federal	$1,274	$69
State and local	1,209	258
Total current tax provision	2,483	327

Deferred tax benefit
U.S. Federal	(643)	(356)
State and local	(658)	(253)
Total deferred tax benefit	(1,301)	(609)
Income tax provision (benefit)	$1,182	$(282)

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2020 and 2019.
The components of deferred tax assets (liabilities) were as follows:

(in thousands)	As of December 31, 2020	As of December 31, 2019
Deferred tax assets:
Accrued expenses	$2,096	$850
Allowance for doubtful accounts	71	81
Intangibles	784	987
Goodwill	3,746	4,257
Startup costs	91	101
Percentage of completion	—	105
Stock-based compensation	501	679
Net operating losses and credits	—	841
Interest	—	507
Lease liabilities	5,268	5,960
Accrued bonuses and commissions	2,030	6
Warrant	535	101
Other	—	69
Total deferred tax assets	15,122	14,544

Deferred tax liabilities:
Fixed assets	(3,813)	(3,897)
Right-of-use assets	(4,975)	(5,586)
Debt discounts	(155)	(275)
Percentage of completion	(92)	—
Total deferred tax liabilities	(9,035)	(9,758)

Net deferred tax asset	$6,087	$4,786
At December 31, 2020, the Company had no net operating loss carryforwards. At December 31, 2019, there were $1.1 million in net operating loss carryforwards.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31, 2020	December 31, 2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	6.3%	0.8%
Change in uncertain tax benefits	(0.6)%	(8.0)%
Stock based compensation – restricted stock	2.0%	(7.5)%
Return to provision adjustment	(0.7)%	4.8%
Permanent differences	1.1%	(9.8)%
Tax credits	(2.7)%	10.8%
CARES Act carryback	(9.4)%	—%
Other	—%	1.6%
Effective tax rate	17.0%	13.7%

The Company is subject to taxation in various jurisdictions. The Company’s 2017 through 2019 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2017 and forward.

The Company had previously recorded a liability for unrecognized tax benefits (“UTB”) related to tax positions taken on its various income tax returns in open tax periods. If recognized, a portion of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The Company filed to change an improper tax method of accounting in the fourth quarter of 2020 related to the UTB that affords the Company IRS audit protection in past periods. Therefore, the total unrecognized tax benefits were reduced in the current period.

The following is a reconciliation of the beginning and ending unrecognized tax benefits:

	December 31, 2020	December 31, 2019
Balance at beginning of period	$1,130	$—
Gross increases in prior period tax positions	—	722
Gross increases in current period tax positions	—	408
Decreases related to prior year tax positions	(1,130)	—
Balance at end of period	$—	$1,130

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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. The Company had a single Construction segment customer that accounted for approximately 14% of consolidated total revenues for the year ended December 31, 2020 and another single Construction segment customer that accounted for approximately 10% of consolidated total revenues for the year ended December 31, 2019.

Interest expense is not allocated to segments because of the corporate management of debt service including interest.
Segment information for the periods presented is as follows:

	For the Years Ended
(in thousands)	December 31, 2020	December 31, 2019
Statement of Operations Data:
Revenue:
Construction	$440,979	$438,196
Service	127,230	115,138
Total revenue	568,209	553,334

Gross profit:
Construction	45,115	43,493
Service	36,271	28,384
Total gross profit	81,386	71,877

Selling, general and administrative:
Construction	37,708	40,357
Service	24,825	21,045
Corporate	1,068	1,766
Total selling, general and administrative	63,601	63,168
Amortization of intangibles	630	642
Operating income	$17,155	$8,067

Operating income for reportable segments	$17,155	$8,067
Other expenses:
Impairment of goodwill (Construction)	—	(4,359)
Less Unallocated amounts:
Interest income (expense), net	(8,627)	(6,285)
Loss on debt extinguishment	—	(513)
Gain (loss) on change in fair value of warrant liability	(1,634)	588
Gain on embedded derivative	—	388
Gain on sale of property and equipment	95	57
Total unallocated amounts	(10,166)	(5,765)
Total consolidated income (loss) before income taxes	$6,989	$(2,057)

Other Data:
Depreciation and amortization:
Construction	$4,187	$4,434
Service	1,354	1,210
Corporate	630	642
Total other data	$6,171	$6,286
Note 13 – Commitments and Contingencies
Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, current and former employees, and other unrelated parties, all arising in the ordinary courses of business. In the opinion of the Company’s management, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. – North, filed a Demand for Arbitration in the state of Michigan against the Company's wholly owned subsidiary, Limbach Company LLC.  The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach Company LLC breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance.  Limbach Company LLC has asserted a counterclaim seeking damages caused by Lanzo’s deficient performance.  A binding arbitration proceeding is scheduled for July of 2021.

On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company is vigorously defending the suit, which is current set for trial to take place in June or July of 2021.

On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach Company LP, as well as seeks to enforce payment obligations under payment and stop notice release bonds. The Limbach Company LP disputes the allegations and intends to vigorously defend the suit, which is currently set for trial in November of 2021.

In July of 2020, plaintiff, Kimball Construction Co., Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LLC in circuit Court for Montgomery County, Maryland. The complaint seeks damages of approximately $1.7 million for alleged failure to pay contract balances and extra work, as well as to enforce payment obligations under a payment bond issued by Limbach Company LLC's surety provider. Limbach Company LLC disputes the allegations and intends to vigorously defend the suit, which currently set for trial to take place sometime in the third quarter of 2021.
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2020, we had approximately $79.4 million in Surety Bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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

Note 14 - Leases

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

The following table summarizes the lease amounts included in our consolidated balance sheets as of December 31, 2020 and December 31, 2019:

(in thousands)	Classification on the Consolidated Balance Sheet	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets (a)	18,751	$21,056
Finance	Property and equipment, net (b)	6,242	6,412
Total lease assets		$24,993	$27,468

Liabilities
Current
Operating	Current operating lease liabilities	3,929	$3,750
Finance	Current portion of long-term debt	2,536	2,424
Noncurrent
Operating	Long-term operating lease liabilities	15,459	18,247
Finance	Long-term debt	3,923	4,161
Total lease liabilities		$25,847	$28,582
(a) Operating lease assets are recorded net of accumulated amortization of $11.9 million and $8.5 million at December 31, 2020 and December 31, 2019, respectively.
(b) Finance lease assets are recorded net of accumulated amortization of $5.3 million and $4.7 million at December 31, 2020 and December 31, 2019, respectively.

The following table summarizes the lease costs included in our consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019:

(in thousands)	Classification on the Consolidated Statement of Operations	December 31, 2020	December 31, 2019
Operating lease cost	Cost of revenue(a)	$3,527	$3,497
Operating lease cost	Selling, general and administrative(a)	1,483	1,351
Finance lease cost
Amortization	Cost of revenue(b)	2,711	2,517
Interest	Interest income (expense), net(b)	363	333
Total lease cost		$8,084	$7,698
(a) Operating lease costs recorded in cost of sales includes $0.7 million of variable lease costs for the years ended December 31, 2020 and December 31, 2019, respectively. In addition, $0.3 million and $0.2 million of variable lease costs are included in selling, general and administrative expenses for the years ended December 31, 2020 and December 31, 2019, respectively. These variable costs consist of our proportionate share of operating expenses, real estate taxes, and utilities.
(b) Finance lease costs recorded in cost of revenue includes $2.4 million and $2.9 million of variable leases costs for the years ended December 31, 2020 and December 31, 2019, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses for the years ended December 31, 2020 or December 31, 2019.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of the year ended December 31, 2020 were as follows (in thousands):

Year ending December 31:	Finance Leases	Operating Leases
2021	$2,826	$4,908
2022	2,316	4,606
2023	1,320	3,516
2024	509	2,917
2025	4	2,409
Thereafter	—	4,043
Total minimum lease payments	$6,975	$22,399
Amounts representing interest	(516)
Present value of net minimum lease payments	$6,459

The following is a summary of the lease terms and discount rates as of:

	December 31, 2020	December 31, 2019
Weighted average lease term (in years)
Operating	5.48	6.20
Finance	2.78	2.96

Weighted average discount rate
Operating	4.83%	4.80%
Finance	5.50%	5.69%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the years ended:

(in thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,164	$4,722
Operating cash flows from finance leases	363	333
Financing cash flows from finance leases	2,664	2,469
Right-of-use assets exchanged for lease liabilities
Operating leases	$1,096	$3,355
Finance leases	2,624	3,578
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$621	$1,651
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(86)	$(78)

Note 15 – Self-Insurance
The Company purchases workers' compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a maximum aggregate deductible loss limit of $4.2 million per year.
The components of the self-insurance as of December 31, 2020 and December 31, 2019 are as follows:

(in thousands)	December 31, 2020	December 31, 2019
Current liability — workers' compensation and general liability	$197	$703
Current liability — medical and dental	764	821
Non-current liability	890	382
Total liability	$1,851	$1,906
Restricted cash	$113	$113

The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 16 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.2 million for the year ended December 31, 2020, as compared to $2.3 million for the year ended December 31, 2019. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2020 or 2019.
Note 17 – Remaining Performance Obligations

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. The Company’s remaining performance obligations includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.

As of December 31, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $393.5 million and $35.7 million, respectively. As of December 31, 2019, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's Construction and Service segment contracts were $504.2 million and $41.9 million, respectively.
We estimate that 65% and 95% of our Construction and Service segment remaining performance obligations as of December 31, 2020, respectively, will be recognized as revenue during 2021, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Note 18 – Multiemployer Pension Plans
The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2020, approximately 53% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $16.1 million for the year ended December 31, 2020, as compared to $17.1 million for the year ended December 31, 2019.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2019 for the 2020 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)		Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
		2020	2019		2020	2019
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	$1,045	$1,101	No	No	Jul-22
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Yellow	Yellow	Implemented	1,658	1,140	Yes	No	May-25
Plumbers and Pipefitters National Pension Fund	52-6152779 / 001	Yellow	Yellow	Implemented	947	1,040	No	No	Ranging from Aug-21 - Aug-26
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Yellow	Yellow	Implemented	1,206	1,369	No	No	May-22
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	1,322	1,908	No	No	Jun-21
Sheet Metal Workers’ National Pension Fund	52-6112463 / 001	Yellow	Yellow	Implemented	1,144	1,509	No	No	Ranging from Apr-21 – June-23
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Yellow	Yellow	Implemented	1,383	1,033	Yes	No	May-21

Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green	Yellow	Implemented	945	927	Yes	No	Ranging from May 21 - May 23
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	591	825	No	Yes	Apr-23
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,337	1,579	No	No	Aug-21
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	598	544	Yes	No	May-22
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green	Yellow	Implemented	1,329	645	Yes	No	May-21
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	662	1,015	No	No	Aug-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	348	341	No	No	May-21
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	261	322	No	No	Aug-21
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Yellow	Yellow	Implemented	383	350	No	No	Apr-21
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Yellow	Yellow	Implemented	208	217	No	No	May-23
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	147	399	No	No	Apr-24
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Yellow	Yellow	Implemented	37	49	No	No	Oct-21
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	111	105	No	No	May-21
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	144	144	No	No	Aug-24
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green	Green	N/A	40	44	No	No	Dec-22
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	109	185	No	No	May-23
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	18	38	No	Yes	Apr-21

Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow (1)	Yellow	Implemented	20	17	No	No	May-21
Plumbers Local 27 Pension Fund	25-6034928 / 001	Green (1)	Green	N/A	18	56	No	No	May-23
All other plans (11 as of December 31, 2020)					98	150
				Total Contributions	$16,109	$17,052

(1) Funding status based off of the prior year funding notice as the current year’s funding notice was not available prior to the filing of this Annual Report on Form 10-K.
Note 19 – Management Incentive Plans
Upon approval of the Company's stockholders on May 30, 2019, the Company amended and restated the 2016 Plan (the “Restated 2016 Plan”). The Restated 2016 Plan intends to: (a) encourage the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) give participants an incentive for excellence in individual performance; (c) promote teamwork among participants; and (d) give the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Restated 2016 Plan provides that the Company may grant options, stock appreciation rights, restricted shares, RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share based awards, other cash-based awards or any combination of the foregoing.
The Company has reserved 1,650,000 shares of its common stock for issuance under the Restated 2016 Plan. The number of shares issued or reserved pursuant to the Restated 2016 Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards

The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2019	173,087	$13.30
Granted	268,851	6.32
Vested	(103,381)	12.99
Forfeited	(9,982)	8.58
Unvested at December 31, 2019	328,575	$7.83
Granted	178,633	2.64
Vested	(211,300)	8.12
Forfeited	(10,109)	6.80
Unvested at December 31, 2020	285,799	$6.32
Performance-Based Awards

The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the compensation committee of the board of directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over a 3-year period.
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
In 2020 and 2019, the Company granted 96,500 and 6,000 PRSUs, respectively, to its executives and certain employees under the Restated 2016 Plan.
For PRSUs granted on or prior to December 31, 2018, the Company has not recognized any stock-based compensation expense to-date related to these awards based on the Company’s determination that achievement of the minimum performance goal was not probable as of each reporting period.
For the PRSUs granted in 2017 and 2018, the performance conditions were not met over the 3-year periods ending December 31, 2019 and December 31, 2020, respectively. As such, all remaining PRSUs outstanding under the aforementioned tranches of awards were forfeited as of December 31, 2019 and December 31, 2020.
The following table summarizes our PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2019	124,057	$13.34
Granted	6,000	4.98
Vested	—	—
Forfeited	(67,750)	13.27
Unvested at December 31, 2019	62,307	$12.62
Granted	96,500	3.67
Vested	—	—
Forfeited	(59,307)	12.95
Unvested at December 31, 2020	99,500	$4.23
Market-Based Awards
On September 4, 2020, the Compensation Committee of the Board of Directors approved amendments to certain RSUs initially awarded on August 30, 2017 by the Company to certain employees. Pursuant to the amendment adopted on September 4, 2020, the measurement period was extended to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit is subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Compensation Committee certifies the achievement of the performance goal. The Company has accounted for this amendment as a Type I modification and will recognize approximately $0.2 million of incremental stock-based compensation expense over 1.26 years based on an updated Monte Carlo simulation model.
The following table summarizes our MRSU activity for the fiscal years ended December 31, 2020 and December 31, 2019:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2019	140,500	$6.58
Granted	—	—
Vested	—	—
Forfeited	(15,500)	6.58
Unvested at December 31, 2019	125,000	$6.58
Granted	—	—
Vested	—	—
Forfeited	(22,500)	6.58
Unvested at December 31, 2020	102,500	$8.26
The table below sets forth the assumptions used within the initial Monte Carlo simulation model to value the MRSU awards:

Risk-free interest rate	1.56%
Dividend yield	0%
Remaining performance period (years)	3.92
Expected volatility	28.54%
Estimated grant date fair value (per share)	$6.58
Derived service period (years)	1.96
Total recognized stock-based compensation expense amounted to $1.1 million for the year ended December 31, 2020 and $1.8 million for the year ended December 31, 2019. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2020 and 2019 was $1.1 million and $0.6 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $1.1 million at December 31, 2020. These costs are expected to be recognized over a weighted average period of 1.52 years.
Note 20 – Subsequent Events
During the first quarter of 2021, the Company granted 92,301 service-based RSUs and 174,699 performance-based PRSUs to certain employees and executives, and 19,200 service-based RSUs to the Company's non-employee directors, under the Restated 2016 Plan.
During December of 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the Term Loan Financing Agreement) equal to or greater than the aggregate outstanding principal amount of the Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020; the aggregate outstanding principal amount of Terms Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waivers”) with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services, LLC, as origination agent for the lenders (2019 Refinancing Agreement). Due to the Company's failure to satisfy the Collateral Coverage Amount as defined in the Term Loan Financing Agreement, the Company became subject to cross-default under its 2019 Revolving Credit Facility which also required the company to obtain a waiver from Citizens Bank, N.A. as collateral agent (2019 ABF Credit Agreement). The December 2020 Waivers include a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lenders have waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
Subsequent to December 31, 2020, the Company received proceeds in the amount of $2.0 million as a result of the exercise of 319,562 Public Warrants, each exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) resulting in the issuance of 159,781 common shares, 11,612 Additional Merger Warrants, each exercisable for one share of common stock at an exercise price of $11.50 per share resulting in the issuance of 11,612 common shares and 1,476 Merger Warrants, each exercisable for one share of common stock at an exercise price of $12.50 per share resulting in the issuance of 1,476 common shares. No Sponsor Warrants or $15 Exercise Price Warrants were exercised.

On February 10, 2021 the Company entered into an underwriting agreement (“Underwriting Agreement”) with Lake Street Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering (the “Offering”). On February 12, 2021 the Company sold to the Underwriter 1,783,500 shares of its Common Stock. The Underwriting Agreement provided for purchase and sale of the Shares by the company to the Underwriter at a price of $11.28 per share. The price to the public in the Offering was $12.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 267,525 shares of Common Stock to cover over-allotments, if any, on the same terms and conditions. The net proceeds to the Company from the Offering after deducting the underwriting discounts and commissions were approximately $20.0 million. On February 18, 2021, the Company received approximately $3.0 million net proceeds for the sale of 267,525 shares in connection with the exercise of the over-allotment option.
On February 24, 2021, Limbach Facility Services LLC (the “Borrower”), Limbach Holdings LLC (the “Intermediate Holdco”) and the direct and indirect subsidiaries of the Borrower from time to time included as parties to the agreement (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”), by and among the Borrower, Intermediate Holdco, Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as led arranger and sole book runner. In accordance with the terms of the Credit Agreements, Lenders provide to Borrower (i) a $30.0 million senior secured term loan (the “Term Loan”) and (ii) a $25.0 million senior secured revolving credit facility (the “Revolving Loan”) with a $5.0 million sublimit for the issuance of letters of credit (the “Revolving Loan” and, together with the Term Loan, the “Loans”). The Revolving Loan bears interest, at the Borrower's option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of Limbach Holdings, Inc. and its subsidiaries to the earnings before interest, income taxes, depreciation and amortization of the Borrower and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The Term Loan bears interest, at the Borrower's option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. Borrower shall make principal payments on the Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Term Loan due and payable on February 24, 2026. The Revolving Loan shall mature and become due and payable by the Borrower on February 24, 2026. The Loans are secured by (i) a valid, perfected and enforceable lien of the Administrative Agent on the ownership interests held by each of the Borrower and Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the Administrative Agent on each of the Borrower and Guarantors' personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Loans shall be jointly and severally guaranteed by each Guarantor. Proceeds of the Loans were used to repay the 2019 Refinancing Term Loan in full.
The foregoing description is qualified in its entirety by the Credit Agreement, which is filed as Exhibit 10.30 to this Annual Report on Form 10-K (by reference to that certain Current Report on Form 8-K, filed with the SEC on February 25, 2021).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures : Our management carried out, as of December 31, 2020, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated herein by reference to the material under the captions “Proposal No. 1: Election of Directors - Directors and Executive Officers” and “Board of Directors and Corporate Governance” and “Security Ownership of Certain Owners and Management - Delinquent Section 16(a) Reports” (if applicable) in the Proxy Statement.
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
Item 11. Executive Compensation
The information called for by this item is incorporated herein by reference to the material under the captions “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated herein by reference to the material under the captions “Related Person Policy and Transactions” and “Board of Directors and Corporate Governance - Director Independence” in the Proxy Statement.
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

4.6
Form of CB Warrant issued pursuant to the 2019 Refinancing Agreement (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K (File No. 001-36541), filed with the SEC on April 15, 2019)

4.7	Description of Securities
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

10.13*
Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-232407) filed with the U.S. Securities and Exchange Commission on September 11, 2020).

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

10.20†
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

10.21†
Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Guarantors party thereto and Cortland Capital Market Services LLC, as collateral agent (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.22†
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

10.23†
Pledge and Security Agreement, dated as of April 12, 2019, by and among the Company, Limbach Facility Services LLC, the other Guarantors party thereto and Citizens Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 15, 2019).

10.24*
Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan, dated as of April 29, 2019 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232407) filed with the U.S. Securities and Exchange Commission on June 27, 2019).

10.25*
Offer Letter, dated September 29, 2019, by and between the Company and Jayme Brooks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2019).

10.26*
Separation Agreement, dated as of October 23, 2019, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on October 30, 2019.)

10.27
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

10.28
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

10.29
Offer Letter, dated May 11, 2020, between the Company and Michael M. McCann (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36541), filed with the SEC on August 13, 2020

10.30
Credit Agreement, dated February 24, 2021, by and among Limbach Facility Services, LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer, Bank of the West, as Documentation Agent and M&T Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the SEC on February 25, 2021).

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
Date: March 25, 2021
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

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	March 25, 2021
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Chief Financial Officer	March 25, 2021
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	March 25, 2021
Gordon G. Pratt

/s/ Larry G. Swets, Jr	Director	March 25, 2021
Larry G. Swets, Jr

/s/ Michael F. McNally	Director	March 25, 2021
Michael F. McNally

/s/ Norbert W. Young	Director	March 25, 2021
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	March 25, 2021
Laurel J. Krzeminski

/s/ Joshua S. Horowitz	Director	March 25, 2021
Joshua S. Horowitz