Form 10-Q
period 2021-03-31
Limbach Holdings, Inc.
filed 2021-05-14
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 13, 2021, there were 10,251,696 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.
Form 10-Q

Part I
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$37,186	$42,147
Restricted cash	113	113
Accounts receivable, net	83,155	85,767
Contract assets	69,084	67,098
Other current assets	6,317	4,292
Total current assets	195,855	199,417

Property and equipment, net	18,305	19,700
Intangible assets, net	11,577	11,681
Goodwill	6,129	6,129
Operating lease right-of-use assets	17,900	18,751
Deferred tax asset	6,423	6,087
Other assets	300	392
Total assets	$256,489	$262,157

LIABILITIES
Current liabilities
Current portion of long-term debt	$8,473	$6,536
Current operating lease liabilities	4,145	3,929
Accounts payable, including retainage	57,950	66,763
Contract liabilities	37,795	46,648
Accrued income taxes	1,016	1,671
Accrued expenses and other current liabilities	25,132	24,747
Total current liabilities	134,511	150,294
Long-term debt	26,588	36,513
Long-term operating lease liabilities	14,442	15,459
Other long-term liabilities	4,150	6,159
Total liabilities	179,691	208,425
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,248,405 issued and outstanding at March 31, 2021 and 7,926,137 at December 31, 2020	1	1
Additional paid-in capital	82,960	57,612
Accumulated deficit	(6,163)	(3,881)
Total stockholders’ equity	76,798	53,732
Total liabilities and stockholders’ equity	$256,489	$262,157
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except share and per share data)	2021	2020
Revenue	$113,344	$138,772
Cost of revenue	96,115	120,548
Gross profit	17,229	18,224
Operating expenses:
Selling, general and administrative	17,145	16,799
Amortization of intangibles	104	143
Total operating expenses	17,249	16,942
Operating (loss) income	(20)	1,282
Other income (expenses):
Interest expense, net	(1,264)	(2,158)
(Loss) gain on disposition of property and equipment	(86)	29
Loss on early debt extinguishment	(1,961)	—
Gain on change in fair value of warrant liability	14	161
Total other expenses	(3,297)	(1,968)
Loss before income taxes	(3,317)	(686)
Income tax benefit	(1,035)	(634)
Net loss	$(2,282)	$(52)
Earnings Per Share (“EPS”)
Loss per common share:
Basic	$(0.25)	$(0.01)
Diluted	$(0.25)	$(0.01)
Weighted average number of shares outstanding:
Basic	9,218,087	7,797,673
Diluted	9,218,087	7,797,673
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Adjustment
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	$1	$82,960	$(6,163)	$76,798

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	$1	$56,852	$(9,740)	$47,113

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(2,282)	$(52)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,495	1,504
Provision for doubtful accounts	28	8
Stock-based compensation expense	677	295
Noncash operating lease expense	1,043	1,002
Amortization of debt issuance costs	190	540
Deferred income tax provision	(336)	1,021
Loss (gain) on sale of property and equipment	86	(29)
Loss on early debt extinguishment	1,961	—
Gain on change in fair value of warrant liability	(14)	(161)
Changes in operating assets and liabilities:
Accounts receivable	2,584	(7,333)
Contract assets	(1,986)	7,518
Other current assets	(2,025)	(320)
Accounts payable, including retainage	(8,813)	(5,771)
Prepaid income taxes	—	(1,518)
Accrued taxes payable	(654)	(11)
Contract liabilities	(8,853)	6,038
Operating lease liabilities	(994)	(978)
Accrued expenses and other current liabilities	513	1,407
Other long-term liabilities	5	357
Net cash (used in) provided by operating activities	(17,375)	3,517
Cash flows from investing activities:
Proceeds from sale of property and equipment	226	36
Advances (to) from joint ventures	—	(3)
Purchase of property and equipment	(221)	(501)
Net cash provided by (used in) investing activities	5	(468)
Cash flows from financing activities:
Proceeds from Wintrust Term Loan	30,000	—
Payments on Wintrust Term Loan	(500)	—
Proceeds from Wintrust Revolving Loan	—	—
Payments on Wintrust Revolving Loan	—	—
Proceeds from 2019 Revolving Credit Facility	—	7,250
Payments on 2019 Revolving Credit Facility	—	(7,250)
Payments on 2019 Refinancing Term Loan	(39,000)	—
Prepayment penalty and other costs associated with early debt extinguishment	(1,376)	—
Proceeds from the sale of common stock	22,773	—
Proceeds from the exercise of warrants	1,989	—
Payments on finance leases	(667)	(652)

Payments of debt issuance costs	(593)	—
Taxes paid related to net-share settlement of equity awards	(384)	(44)
Proceeds from contributions to Employee Stock Purchase Plan	167	—
Net cash provided by (used in) financing activities	12,409	(696)
(Decrease) increase in cash, cash equivalents and restricted cash	(4,961)	2,353
Cash, cash equivalents and restricted cash, beginning of period	42,260	8,457
Cash, cash equivalents and restricted cash, end of period	$37,299	$10,810
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$156	$—
Right of use assets obtained in exchange for new finance lease liabilities	87	337
Right of use assets disposed or adjusted modifying operating lease liabilities	36	344
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(41)
Interest paid	$1,319	$1,607
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
As of January 1, 2021, the Company renamed its existing two reportable segments to reflect our two distinct approaches to our customer base and to better align with our owner direct strategy. The previously named Construction Segment is now known as General Contractor Relationships (“GCR”); the previously named Service Segment is now known as Owner Direct Relationships (“ODR”). The Company operates in two segments that are based on the relationship with its customer, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily heating, ventilation, and air conditioning (“HVAC”), plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
The Company's customers operate in diverse industries including, but not limited to, healthcare, life sciences, data centers, industrial and light manufacturing, entertainment, education and government. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, restrictions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have abated over time, but remain applicable to Limbach's operations in various ways, often varying by state. In some instances, these orders continued to affect certain projects in our GCR and ODR segments into the first quarter of 2021. In limited instances, during fiscal 2020, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time shutdowns commenced have restarted. The Company’s branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects as the effects of the pandemic remain ongoing and uncertain.

During fiscal 2020 and the first quarter of 2021, the Company continued to take several actions to combat the adverse impacts that the COVID-19 outbreak had on our business including, but not limited to the following:

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
•    Implemented our furlough and work schedule reduction plans, as well as permanent reductions in force; and
•    Temporarily suspended substantially all discretionary, non-essential expenditures, including but not limited to, auto allowances, deferral of rent ranging between 1 and 3 months; and
•    A temporary 10% salary reduction for a select group of corporate and regional management, along with a 10% fee reduction in director compensation, and cost reduction opportunities identified by our external consultant.

During the month of July 2020, with the substantial restart and return of project and service work, the Company removed the 10% salary reduction for the select group of corporate and regional management, along with the fee reduction for director compensation, returned auto allowances, reinstated positions, removed schedule reduction plans and discontinued our hiring freeze. During the remainder of 2020 and into 2021, the Company reinstituted limited travel and in-person meetings, along with encouraging employees to return to the office, field and training settings in a partial, flexible manner that is consistent with our Work From Home Policy and our COVID-19 Policy. The Company has remained steadfastly committed to our COVID-19 Policy as our work environment evolves in response to the changing landscape of the pandemic and in response to the increasing availability of vaccinations.

The ongoing effects of the pandemic, including decreased consumer confidence and economic instability, can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our clients may face budget deficits or other financial constraints that prohibit them from funding proposed and existing projects. During the fourth quarter of 2020 and the first quarter of 2021, several of our business units experienced slowdowns in the closing of sales related to the ongoing effects of the pandemic, which impacted our revenue and profitability. These impacts may continue as the pandemic persists. Further, ongoing economic instability in the global markets, including from the pandemic, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or spending continues to be reduced, our financial condition and results of operations may be adversely affected.

The Company continues to take steps to minimize the adverse impacts of the COVID-19 pandemic on its business and to protect the safety of its employees, and the Company continues to emphasize wearing of masks, more frequent washing of hands and tools, social distancing, and work protocols. Limbach's COVID-19 Policy is based on the best practices provided by the Centers for Disease Control and Prevention (“CDC”) and Occupational Safety and Health Administration for essential workers. Our updated Work From Home Policy, along with the Company's business continuity planning and information technology enhancements enabled an orderly transition to remote work and facilitated social distancing for salaried employees. Although the Company has not mandated vaccinations for employees, it is encouraging all employees to be vaccinated, in accordance with CDC recommendations.

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
Note 2 – Significant Accounting Policies
Basis of Presentation
Condensed Consolidated Financial Statements
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with instructions to the Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2021.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021, its results of operations and its cash flows for the three months ended March 31, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from our audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 25, 2021, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.

Note 3 – Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and is meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements or presentation thereof.
Also in October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification. The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities, with early adoption permitted. The adoption of this pronouncement did not have a material impact on our condensed consolidated financial statements or presentation thereof.
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
The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new guidance provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 is effective between March 12, 2020 and December 31, 2022.
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements. Management has identified that its credit agreement utilizes LIBOR as a benchmark rate. Management will continue to evaluate the impact of adopting reference rate reform as the LIBOR benchmark rate within the credit agreement is phased out.
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

(in thousands)	March 31, 2021	December 31, 2020
Accounts receivable - trade	$83,394	$86,033
Allowance for doubtful accounts	(239)	(266)
Accounts receivable, net	$83,155	$85,767
Note 5 – Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets include amounts due under retainage provisions and costs in excess of billings and estimated earnings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2021	December 31, 2020	Change
Contract assets
Costs in excess of billings and estimated earnings	$36,586	$31,894	$4,692
Retainage receivable	32,498	35,204	(2,706)
Total contract assets	$69,084	$67,098	$1,986
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

The current estimated net realizable value on such claims and unapproved change orders as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $40.8 million and $33.6 million as of March 31, 2021 and December 31, 2020, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of costs and estimated earnings and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2021	December 31, 2020	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$37,314	$46,020	$(8,706)
Provisions for losses	481	628	(147)
Total contract liabilities	$37,795	$46,648	$(8,853)

Billings in excess of costs and estimated earnings represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue.

Provisions for losses are recognized in the condensed consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.
The net overbilling position for contracts in process consist of the following:

(in thousands)	March 31, 2021	December 31, 2020
Revenue earned on uncompleted contracts	$707,647	$752,564
Less: Billings to date	(708,375)	(766,690)
Net overbilling	$(728)	$(14,126)

(in thousands)	March 31, 2021	December 31, 2020
Costs in excess of billings and estimated earnings	$36,586	$31,894
Billings in excess of costs and estimated earnings	(37,314)	(46,020)
Net overbilling	$(728)	$(14,126)
We recorded revisions in our contract estimates for certain GCR projects. For projects having revisions with a material gross profit impact of $0.25 million or more, this resulted in: (1) gross profit write downs on two GCR segment projects of $0.7 million for the three months ended March 31, 2021, one of which was within the Southern California region for a total of $0.2 million and the other was within the Eastern Pennsylvania region for a total of $0.5 million, and (2) gross profit write ups of $0.7 million on two GCR segment projects for the three months ended March 31, 2021. There were no material gross profit write ups or write downs of $0.25 million or more on ODR segment projects.
For the three months ended March 31, 2020, we recorded revisions in our contract estimates for certain GCR segment projects. Individual GCR segment projects with revisions having a material gross profit impact of $0.25 million or more resulted in: (1) gross profit write downs on six projects totaling $3.2 million for the three months ended March 31, 2020, four of which were within the Southern California region for a total of $2.5 million, and (2) gross profit write ups totaling $1.0 million on two projects for the three months ended March 31, 2020.
Note 6 – Goodwill and Intangibles
Goodwill was $6.1 million at March 31, 2021 and December 31, 2020. The goodwill is associated with the Company's ODR segment. Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2021(1)
Amortized intangible assets:
Customer Relationships – ODR	$4,710	$(3,212)	$1,498
Favorable Leasehold Interests(2)	190	(71)	119
Total amortized intangible assets	4,900	(3,283)	1,617
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$14,860	$(3,283)	$11,577

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2020(1)
Amortized intangible assets:
Customer Relationships – ODR	$4,710	$(3,112)	$1,598
Favorable Leasehold Interests	530	(407)	123
Total amortized intangible assets	5,240	(3,519)	1,721
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,519)	$11,681
(1)     The Backlog-Construction intangible asset previously shown at December 31, 2020 has been fully amortized. Accordingly, its gross carrying amount of $4.8 million and corresponding accumulated amortization of $4.8 million have been removed from the table.
(2)     The gross carrying amount and accumulated amortization associated with our Favorable leasehold interests intangible asset was reduced by $0.3 million due to the lease termination of our Western Pennsylvania office associated with the intangible asset.

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
Total amortization expense for these amortizable intangible assets was $0.1 million for both the three month periods ended March 31, 2021 and 2020.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three months ended March 31, 2021 or March 31, 2020.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2021	December 31, 2020
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$—	$39,000
2019 Refinancing Revolving Credit Facility	—	—
Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in March 2021) plus interest through February 2026	29,500	—
Wintrust Revolver Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.70% to 6.45% through 2025	5,879	6,459
Total debt	35,379	45,459
Less - Current portion of long-term debt	(8,473)	(6,536)
Less - Unamortized discount and debt issuance costs	(318)	(2,410)
Long-term debt	$26,588	$36,513
The Company refinanced its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility on February 24, 2021, described below and therefore had no amounts outstanding under these agreements at March 31, 2021. Accordingly, the Company recognized a loss on the early debt extinguishment related to the refinancing of $2.0 million. This loss consisted of the write-off of $2.6 million debt issuance and debt discount costs, the reversal of $2.0 million CB warrants liability due to the warrants being cancelled on the refinancing date and the prepayment penalty and other extinguishment costs of $1.4 million.
2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), Limbach Facility Services LLC (“LFS”) entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consisted of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of the 2019 Refinancing Borrowers (defined below). Management intended for proceeds of the 2019 Delayed Draw Term Loan to be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

LFS and each of its subsidiaries were borrowers (the “2019 Refinancing Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement was guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the 2019 Refinancing Borrowers, the “Loan Parties”).

The 2019 Refinancing Agreement was secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (as defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement were governed by an intercreditor agreement.

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At February 24, 2021 and March 31, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement was set to mature on April 12, 2022, subject to certain adjustment. Required amortization was $1.0 million per quarter and commenced with the fiscal quarter ending September 30, 2020. There was an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there is a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guaranteed that the Company would pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.

The 2019 Refinancing Agreement contained representations and warranties, and covenants which were customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consented in writing, the covenants limited the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement included customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 Refinancing Agreement or if other customary events occur.

Furthermore, the 2019 Refinancing Agreement also contained two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contained a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and provision for updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

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

During December 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the Term Loan Financing Agreement) equal to or greater than the aggregate outstanding principal amount of the Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020, the aggregate outstanding principal amount of Term Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) ("December 2020 Waiver") with the lenders party thereto and Cortland Capital Market Services LLC as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through February 24, 2021, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

Accounting for the 2019 Term Loans and CB Warrants

The CB Warrants represented a freestanding financial instrument that was classified as a liability because the CB Warrants met the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants were not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represented a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability were required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach.

The CB Warrants liability was included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 prior to the refinancing date and recorded any adjustments as other income (expense). At February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded other income of $14 thousand and $0.2 million, respectively, to reflect the change in fair value of the CB Warrants liability.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs were being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method and were expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for both the three months ended March 31, 2021 and 2020, and recorded an additional $0.1 million and $0.4 million of interest expense for the amortization of the debt issuance costs for the three months ended March 31, 2021 and March 31, 2020, respectively.

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consisted of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility were to be used for general corporate purposes. On the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).

The 2019 Refinancing Borrowers and Guarantors under the 2019 ABL Credit Agreement were the same as under the 2019 Refinancing Agreement. The 2019 ABL Credit Agreement was secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At February 24, 2021 and March 31, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.

2019 ABL Credit Agreement - Other Terms and Conditions

The 2019 ABL Credit Agreement was set to mature on April 12, 2022. There was also an unused line fee ranging from 0.250% to 0.375% per annum on undrawn amounts.

The 2019 ABL Credit Agreement contained representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consented in writing, the covenants limited the ability of the Company and its restricted subsidiaries to, among other things, generally, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii)

sell assets other than in the ordinary course of business or another permitted disposition of assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

The 2019 ABL Credit Agreement included customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occur.

The 2019 ABL Credit Agreement also contained a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. In addition, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revises the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.
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

At March 31, 2021 and December 31, 2020, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Accounting for the 2019 ABL Credit Agreement

The Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that had been recorded as a non-current deferred asset. The deferred asset was amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method and then expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense of $23 thousand and $0.1 million for the amortization the debt issuance costs for the three months ended March 31, 2021 and 2020, respectively. As of February 24, 2021, the Company had nothing drawn on the 2019 ABL Credit Agreement.

Wintrust Term and Revolving Loans

On February 24, 2021, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) by and among the LFS, LHLLC, Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.

In accordance with the terms of the Credit Agreement, Lenders provide to LFS (i) a $30.0 million senior secured term loan (the “Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Revolving Loan” and, together with the Term Loan, the “Loans”). Proceeds of the Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Loans.

The Revolving Loan bears interest, at the LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The Term Loan bears interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

LFS is required to make principal payments on the Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Term Loan due and payable on February 24, 2026. The Revolving Loan will mature and become due and payable by LFS on February 24, 2026.

The Loans are secured by (i) a valid, perfected and enforceable lien of the Administrative Agent on the ownership interests held by each of LFS and Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the Administrative Agent on each of LFS and Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Loans shall be jointly and severally guaranteed by each Guarantor.

The Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Credit Agreement. The Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 2.25 to 1.00 through December 31, 2021, and stepping down to 2.00 to 1.00 at all times thereafter, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of March 31, 2021, the Company was in compliance with all debt covenants as required by the Wintrust Loans.

The following is a summary of the additional margin and commitment fees payable on the available term loan and revolving credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Prime Rate loans	Additional Margin for Prime Revolving loans	Additional Margin for Eurodollar Term loans	Additional Margin for Eurodollar Revolving loans	Commitment Fee
I	Greater than 1.00 to 1.00	1.00%	0.50%	4.00%	3.50%	0.25%
II	Less than or equal to 1.00 to 1.00	0.25%	—%	3.50%	3.00%	0.25%
`
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Public, Private and $15 Exercise Price Sponsor warrants were issued in conjunction with the initial public offering and the Merger and Additional Merger warrants were issued in conjunction with the business combination.

	March 31, 2021	December 31, 2020
Public Warrants(1)(5)	2,140,219	2,300,000
Private Warrants(1)(5)	99,000	99,000
$15 Exercise Price Sponsor Warrants(2)(5)	600,000	600,000
Merger Warrants(3)(6)	629,643	631,119
Additional Merger Warrants(4)(6)	935,068	946,680
Total	4,403,930	4,576,799
(1) exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share)
(2) exercisable for one share of common stock at an exercise price of $15.00 per share
(3) exercisable for one share of common share at an exercise price of $12.50 per share
(4) exercisable for one share of common stock at an exercise price of $11.50 per share
(5) issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company
(6) issued to the sellers of LHLLC
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
See Note 17 - Management Incentive Plans for RSUs granted, vested, forfeited and remaining unvested.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of not less than 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. In July 2020 and January 2021, the Company issued 30,825 and 8,928 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan through the June 30, 2020 and December 31, 2020 offering periods, respectively. Stock compensation expense related to the ESPP was $17 thousand for the three months ended March 31, 2021. As of March 31, 2020, no shares had been issued under the ESPP.

On February 10, 2021 the Company entered into an underwriting agreement (“Underwriting Agreement”) with Lake Street Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering (the “Offering”). On February 12, 2021 the Company sold to the Underwriter 1,783,500 shares of its Common Stock. The Underwriting Agreement provided for purchase and sale of the Shares by the company to the Underwriter at a price of $11.28 per share. The price to the public in the Offering was $12.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 267,525 shares of Common Stock to cover over-allotments, if any, on the same terms and conditions. The net proceeds to the Company from the Offering after deducting the underwriting discounts and commissions were approximately $19.8 million. On February 18, 2021, the Company received approximately $3.0 million of net proceeds for the sale of 267,525 shares in connection with the exercise of the over-allotment option.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan and 2021 Wintrust Term Loan approximates its fair values due to the variable rate on such debt. As of February 24, 2021 and December 31, 2020, the Company determined that the fair value of its 2019 Revolving Agreement term loan was $39.0 million. As of March 31, 2021, the Company determined that the fair value of its 2021 Wintrust Term Loan was $29.5 million. There were no outstanding borrowings on the Company's 2019 ABL Credit Agreement revolver at February 24, 2021 and December 31, 2020. Such fair values were determined using discounted estimated future cash flows using level 3 inputs.
Note 10 – Earnings per Share
Diluted EPS assumes the dilutive effect of outstanding common stock warrants and RSUs using the treasury stock method.

	Three months ended March 31,
(in thousands, except per share amounts)	2021	2020
EPS numerator:
Net loss	$(2,282)	$(52)

EPS denominator:
Weighted average shares outstanding – basic	9,218	7,798
Impact of dilutive securities	—	—
Weighted average shares outstanding – diluted	9,218	7,798

EPS:
Basic	$(0.25)	$(0.01)
Diluted	$(0.25)	$(0.01)

The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended March 31,
	2021	2020
In-the-money warrants	365,556	—
Out-of-the-money warrants (see Note 8)	600,000	4,576,799
Service-based RSUs (See Note 17)	143,647	70,120
Performance and market-based RSUs(1)	90,729	—
Employee Stock Purchase Plan	3,627	—
Total	1,203,559	4,646,919
(1) For the quarter ended March 31, 2021 and 2020, certain PRSU and MRSU awards were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The effective tax benefit rate for the three months ended March 31, 2021 and March 31, 2020 was 31.2% and 92.4%, respectively. No valuation allowance was required as of March 31, 2021 or December 31, 2020.
The Company had previously recorded a liability for unrecognized tax benefits (“UTB”) related to tax positions taken on its various income tax returns in open tax periods. If recognized, a portion of unrecognized tax benefits would favorably impact the effective tax rate that is reported in future periods. The Company filed to change an improper tax method of accounting in the fourth quarter of 2020 related to the UTB that affords the Company IRS audit protection in past periods. Therefore, the total unrecognized tax benefits were reduced in the fourth quarter of 2020.

The following is a reconciliation of the beginning and ending unrecognized tax benefits:

	March 31, 2021	December 31, 2020
Balance at beginning of period	$—	$1,130
Gross increases in prior period tax positions	—	—
Gross increases in current period tax positions	—	—
Decreases related to prior year tax positions	—	(1,130)
Balance at end of period	$—	$—
Note 12 – Operating Segments
The Company determined its operating segments on the same basis that it assesses performance and makes operating decisions. The Company manages and measures the performance of its business in two distinct operating segments. As of January 1, 2021, the Company renamed its existing two reportable segments to reflect its two distinct approaches to our customer base and to better align with our owner direct strategy. The previously named Construction Segment is now known as General Contractor Relationships (“GCR”); the previously named Service Segment is now known as Owner Direct Relationships (“ODR”). These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective segments after the allocation of Corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction activity into one GCR reportable segment and all of the service branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. Our corporate department provides general and administrative support services to our two operating segments. The CODM allocates costs between segments for selling, general and administrative and depreciation expense.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. Interest expense is not allocated to segments because of the corporate management of debt service including interest.
Condensed consolidated segment information for the periods presented is as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Statement of Operations Data:
Revenue:
GCR	$84,804	$109,486
ODR	28,540	29,286
Total revenue	113,344	138,772

Gross profit:
GCR	9,395	10,982
ODR	7,834	7,242
Total gross profit	17,229	18,224

Selling, general and administrative:
GCR	9,114	10,174
ODR	7,354	6,330
Corporate	677	295
Total selling, general and administrative	17,145	16,799
Amortization of intangibles	104	143
Operating (loss) income	$(20)	$1,282

Operating (loss) income for reportable segments	$(20)	$1,282

Less unallocated amounts:
Interest expense, net	(1,264)	(2,158)
Loss on early debt extinguishment	(1,961)	—
(Loss) gain on sale of property and equipment	(86)	29
Gain on change in fair value of warrant liability	14	161
Total unallocated amounts	(3,297)	(1,968)
Loss before income taxes	$(3,317)	$(686)

Other Data:
Depreciation and amortization:
GCR	$1,036	$1,030
ODR	355	331
Corporate	104	143
Total other data	$1,495	$1,504

Summarized segment information is as follows:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in thousands)	GCR	ODR	Total	GCR	ODR	Total

Revenue	$84,804	$28,540	$113,344	$109,486	$29,286	$138,772
Gross Profit	9,395	7,834	17,229	10,982	7,242	18,224
Selling, general and administrative	9,114	7,354	16,468	10,174	6,330	16,504
EBIT	281	480	761	808	912	1,720
Reconciliation of segment gross profit to consolidated loss before income taxes

	Three months ended March 31,
(in thousands)	2021	2020
Total gross profit from reportable segments	$17,229	$18,224
Selling, general and administrative	(17,145)	(16,799)
Amortization of intangibles	(104)	(143)
Total other expenses	(3,297)	(1,968)
Loss before income taxes	$(3,317)	$(686)
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
The following table summarizes the lease amounts included in our condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets (a)	$17,900	$18,751
Finance	Property and equipment, net (b)	5,654	6,242
Total lease assets		$23,554	$24,993

Liabilities
Current
Operating	Current operating lease liabilities	$4,145	$3,929
Finance	Current portion of long-term debt	2,473	2,536
Noncurrent
Operating	Long-term operating lease liabilities	14,442	15,459
Finance	Long-term debt	3,406	3,923
Total lease liabilities		$24,466	$25,847

(a) Operating lease assets are recorded net of accumulated amortization of $12.9 million at March 31, 2021 and $11.9 million at December 31, 2020.
(b) Finance lease assets are recorded net of accumulated amortization of $5.4 million at March 31, 2021 and $5.3 million at December 31, 2020.

The following table summarizes the lease costs included in our condensed consolidated statements of operations for the three and months ended March 31, 2021 and 2020:

		For the Three months ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2021	2020
Operating lease cost	Cost of revenue(a)	$690	$880
Operating lease cost	Selling, general and administrative(a)	584	383
Finance lease cost
Amortization	Cost of revenue(b)	674	666
Interest	Interest expense, net(b)	86	92
Total lease cost		$2,034	$2,021

(a)    Operating lease costs recorded in cost of sales includes $0.1 million and $0.2 million of variable lease costs for the three months ended March 31, 2021 and 2020, respectively. In addition, $0.1 million of variable leases costs are included in Selling, general and administrative for both the three months ended March 31, 2021 and 2020. These variable costs consist of our proportionate share of operating expenses, real estate taxes and utilities.
(b)     Finance lease costs recorded in cost of revenue for the three months ended March 31, 2021 and 2020 includes $0.6 million and $0.7 million of variable leases costs. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2021 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2021	$2,093	$3,710
2022	2,339	4,616
2023	1,343	3,516
2024	532	2,917
2025	11	2,409
Thereafter	—	4,042
Total minimum lease payments	$6,318	$21,210
Amounts representing interest	(439)
Present value of net minimum lease payments	$5,879

The following is a summary of the lease terms and discount rates:

	March 31, 2021	December 31, 2020
Weighted average lease term (in years):
Operating	5.31	5.48
Finance	2.61	2.78

Weighted average discount rate:
Operating	4.83%	4.83%
Finance	5.49%	5.50%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases for the three months ended:

(in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,225	$1,239
Operating cash flows from finance leases	86	92
Financing cash flows from finance leases	667	652
Right-of-use assets exchanged for lease liabilities:
Operating leases	$156	$—
Finance leases	87	337
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$36	$344
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$—	$(41)
Note 14 – Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.4 million maximum aggregate deductible loss limit per year.
The components of the self-insurance liability as of March 31, 2021 and December 31, 2020 are as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Current liability — workers’ compensation and general liability	$170	$197
Current liability — medical and dental	524	764
Non-current liability	890	890
Total liability shown in Accrued expenses and other current liabilities	$1,584	$1,851
Restricted cash	$113	$113
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
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint against Limbach Holdings, Inc. in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc.  The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work.  The Company is vigorously defending the suit, which is currently set for trial to take place in February 2022.
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
Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2021, the Company had approximately $160.7 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
As of March 31, 2021, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $393.6 million and $37.4 million, respectively. As of December 31, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $393.5 million and $35.7 million, respectively.
We estimate that 56% and 94% of our GCR and ODR segment remaining performance obligations as of March 31, 2021, respectively, will be recognized as revenue during 2021, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to backlog is provided in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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
Service-Based Awards
During the first three months of 2021, the Company granted 118,232 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.
The following table summarizes our service-based RSU activity for the three months ended March 31, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	285,799	$6.32
Granted	118,232	11.25
Vested	(106,383)	6.66
Forfeited	—	—
Unvested at March 31, 2021	297,648	$8.57

Performance-Based Awards
During the first three months of 2021, the Company granted 180,034 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended March 31, 2021, the Company recognized $0.2 million of stock-based compensation expense related to outstanding PRSUs. For the three months ended March 31, 2020, the Company did not recognize any stock-based compensation expense related to any outstanding PRSUs.
The following table summarizes our PRSU activity for the three months ended March 31, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	99,500	$4.23
Granted	180,034	12.31
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2021	279,534	$9.43
Market-Based Awards
On September 4, 2020, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved amendments to certain restricted stock units initially awarded on August 30, 2017 by the Company to certain employees. Pursuant to the amendment adopted on September 4, 2020, the measurement period was extended to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit is subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Committee certifies the achievement of the performance goal. The Company has accounted for this amendment as a Type I modification and will recognize approximately $0.2 million of incremental stock-based compensation expense over 1.26 years based on an updated Monte Carlo simulation model.
The following table summarizes our market-based RSU (“MRSUs”) activity for the three months ended March 31, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2021	102,500	$8.26
Total recognized stock-based compensation expense amounted to $0.7 million and $0.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2021 and 2020 was $1.3 million and $0.4 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $4.2 million at March 31, 2021. These costs are expected to be recognized over a weighted average period of 2.16 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in subsequent Quarterly Reports on Form 10-Q. We assume no obligation to update any of these forward-looking statements.
Overview
We are an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, and air conditioning (“HVAC”), mechanical, electrical, plumbing and control systems. Our market sectors primarily include the following: healthcare, life sciences, data centers, industrial and light manufacturing, entertainment, education and government. Our customers are primarily located throughout Florida, California, Massachusetts, New Jersey, Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, West Virginia, Ohio and Michigan. As of January 1, 2021, the Company renamed its existing two reportable segments to reflect our distinct approaches to our customer base and to better align with our owner direct strategy. The previously named Construction Segment is now known as General Contractor Relationships (“GCR”); the previously named Service Segment is now known as Owner Direct Relationships (“ODR”). The Company operates in two segments that are based on the relationship with its customer, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing or electrical services and are awarded to the Company by general contractors or construction managers and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
Selling, General and Administrative
Selling, general and administrative consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of our business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including leasehold interests and certain customer relationships in the ODR segment.
Other Income/Expense
Other income/expense, net consists primarily of interest expense incurred in connection with our debt, net of interest income, loss on early debt extinguishment, gain and loss on the sale of property and equipment and changes in fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.
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
Operating Segments
As of January 1, 2021, the Company renamed its existing two reportable segments to reflect our two distinct approaches to our customer base and to better align with our owner direct strategy. The previously named Construction Segment is now known as General Contractor Relationships (“GCR”); the previously named Service Segment is now known as Owner Direct Relationships (“ODR”). We manage and measure the performance of our business in these two operating segments. These segments are reflective of how the Company’s Chief Operating Decision Makers (“CODM”) reviews its operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. Our corporate department provides general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative and depreciation expense. Interest expense is not allocated to segments because of the corporate management of debt service. See Note 12 – Operating Segments in the notes to condensed consolidated financial statements.

Comparison of Results of Operations for the three months ended March 31, 2021 and 2020
The following table presents operating results for the three months ended March 31, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three months ended March 31,
	2021			2020
(in thousands except for percentages)	($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
GCR	$84,804	74.8%		$109,486	78.9%
ODR	28,540	25.2%		29,286	21.1%
Total revenue	113,344	100.0%		138,772	100.0%

Gross profit:
GCR	9,395	11.1%	(1)	10,982	10.0%	(1)
ODR	7,834	27.4%	(2)	7,242	24.7%	(2)
Total gross profit	17,229	15.2%		18,224	13.1%

Selling, general and administrative:
GCR	9,114	10.7%	(1)	10,174	9.3%	(1)
ODR	7,354	25.8%	(2)	6,330	21.6%	(2)
Corporate	677	0.6%		295	0.2%
Total selling, general and administrative	17,145	15.1%		16,799	12.1%

Amortization of intangibles (Corporate)	104	0.1%		143	0.1%

Operating (loss) income:
GCR	281	0.3%	(1)	808	0.7%	(1)
ODR	480	1.7%	(2)	912	3.1%	(2)
Corporate	(781)	—%		(438)	—%
Total operating (loss) income	(20)	—%		1,282	0.9%

Other expenses (Corporate)	(3,297)	(2.9)%		(1,968)	(1.4)%
Total consolidated loss before income taxes	(3,317)	(2.9)%		(686)	(0.5)%
Income tax benefit	(1,035)	(0.9)%		(634)	(0.5)%
Net loss	$(2,282)	(2.0)%		$(52)	—%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Revenue:
GCR	84,804	109,486	(24,682)	(22.5)%
ODR	28,540	29,286	(746)	(2.5)%
Total revenue	113,344	138,772	(25,428)	(18.3)%
Revenue for the three months ended March 31, 2021 decreased by $25.4 million compared to the revenue for the three months ended March 31, 2020. GCR revenue decreased by $24.7 million, or 22.5% while ODR revenue decreased by $0.7 million, or 2.5%. GCR segment revenue of $84.8 million decreased 22.5% driven by a planned decrease in the Southern California and Mid Atlantic operating regions and decreases in the Florida and Eastern Pennsylvania operating regions. These decreases were partially offset by a revenue increase in the Michigan operating region largely due to the start of new projects and the continuation of work on existing projects. Southern California, Eastern Pennsylvania, New England and Ohio regions' ODR revenue increased quarter over quarter nearly offset by declines in ODR revenue in Florida and Mid Atlantic. Maintenance contract revenue, a component of ODR revenue, increased by $0.4 million compared to March 31, 2020.
Gross Profit

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Gross Profit:
GCR	9,395	10,982	(1,587)	(14.5)%
ODR	7,834	7,242	592	8.2%
Total gross profit	17,229	18,224	(995)	(5.5)%
Total gross profit as a percentage of consolidated total revenue	15.2%	13.1%
Our gross profit for the three months ended March 31, 2021 decreased by $1.0 million compared to our gross profit for the three months ended March 31, 2020. GCR gross profit decreased $1.6 million or 14.5% largely due to lower revenue at slightly higher margins. ODR gross profit increased $0.6 million, or 8.2% due to more favorable project pricing. The total gross profit percentage increased from 13.1% for the three months ended March 31, 2020 to 15.2% for the same period ended in 2021, mainly driven by the mix of higher margin ODR segment work coupled with slightly higher margins and lower write downs for GCR segment projects.
We recorded revisions in our contract estimates for certain GCR segment projects. For projects having revisions with a material gross profit impact of $0.25 million or more, this resulted in: (1) gross profit write downs on two GCR projects of $0.7 million for the three months ended March 31, 2021, one of which was within the Southern California region for a total of $0.2 million and the other was within the Eastern Pennsylvania region for a total of $0.5 million, and (2) gross profit write ups of $0.7 million on two GCR segment projects for the three months ended March 31, 2021. There were no material gross profit write ups or write downs of $0.25 million or more on ODR segment projects.
For the three months ended March 31, 2020, we recorded revisions in our contract estimates for certain GCR segment projects. Individual GCR segment projects with revisions having a material gross profit impact of $0.25 million or more resulted in: (1) gross profit write downs on six projects totaling $3.2 million for the three months ended March 31, 2020, four of which were within the Southern California region for a total of $2.5 million, and (2) gross profit write ups totaling $1.0 million on two projects for the three months ended March 31, 2020.

Selling, General and Administrative

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Selling, general and administrative:
GCR	9,114	10,174	(1,060)	(10.4)%
ODR	7,354	6,330	1,024	16.2%
Corporate	677	295	382	129.5%
Total selling, general and administrative	17,145	16,799	346	2.1%

Selling, general and administrative as a percentage of consolidated total revenue	15.1%	12.1%
Our total selling, general and administrative (“SG&A”) increased by approximately $0.3 million to $17.1 million for the three months ended March 31, 2021 compared to $16.8 million for the three months ended March 31, 2020. Total SG&A increased due to $0.5 million increase in professional fees, a $0.4 million increase in rent and a $0.4 million increase in stock based compensation expense. These increases were offset by $0.5 million of lower payroll expense as compared to the first quarter of 2020, further offset by $0.4 million related to company-wide reductions in travel and entertainment expenses in 2021. Additionally, total SG&A as a percentage of revenues were 15.1% for the three months ended March 31, 2021 and 12.1% for the three months ended March 31, 2020.
Amortization of Intangibles

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Amortization of intangibles (Corporate)	104	143	(39)	(27.3)%
Total amortization expense for the amortizable intangible assets was $0.1 million for each of the three months ended March 31, 2021 and March 31, 2020, remaining relatively flat year over year.
Other Expenses

	Three months ended March 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)	$	$	$	%
Other income (expenses):
Interest expense, net	(1,264)	(2,158)	894	(41.4)%
Gain (loss) on disposition of property and equipment	(86)	29	(115)	(396.6)%
Loss on early debt extinguishment	(1,961)	—	(1,961)	100.0%
Gain on fair value of warrant liability	14	161	(147)	(91.3)%
Total other expenses	(3,297)	(1,968)	(1,329)	67.5%
Other expenses, consist of interest expense of $1.3 million for the three months ended March 31, 2021 as compared to $2.2 million of interest expense for the three months ended March 31, 2020. The reduction in interest expense year over year is due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument in late February 2021. The Company recognized a loss on early debt extinguishment of $2.0 million in connection with its refinancing of the 2019 Refinancing Term Loan and 2019 Revolving Credit Facility with the Wintrust Term and Revolving Loans.
Income Taxes
The Company recorded a $1.0 million and $0.6 million income tax benefit for the three months ended March 31, 2021 and 2020, respectively.

The effective tax benefit rate for the three months ended March 31, 2021 was 31.2% and 92.4% for the three months ended March 31, 2020.
GCR and ODR Backlog Information
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
Given the multi-year duration of many of our contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. Our GCR backlog as of March 31, 2021 was $393.6 million compared to $393.5 million at December 31, 2020. In addition, ODR backlog as of March 31, 2021 was $52.9 million compared to $50.9 million at December 31, 2020. Of the total backlog at March 31, 2021, we expect to recognize approximately $270.5 million by the end of 2021.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. When appropriate, we include cost escalation factors into our bids and proposals. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects.
Liquidity and Capital Resources
Cash Flows
Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	Three months ended March 31,
	2021	2020
(in thousands)
Net cash (used in) provided by:
Operating activities	$(17,375)	$3,517
Investing activities	5	(468)
Financing activities	12,409	(696)
Net (decrease) increase in cash and cash equivalents	$(4,961)	$2,353

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	156	—
Right of use assets obtained in exchange for new finance lease liabilities	87	337
Right of use assets disposed or adjusted modifying operating lease liabilities	36	344
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(41)
Interest paid	$1,319	$1,607
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of March 31, 2021 and December 31, 2020, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under our Wintrust Loans, are expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months.
The following table represents our summarized working capital information:

(in thousands, except ratios)	As of March 31, 2021	As of December 31, 2020
Current assets	195,855	199,417
Current liabilities	(134,511)	(150,294)

Net working capital	$61,344	$49,123
Current ratio*	1.46	1.33
*Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 to the accompanying condensed consolidated financial statements, as of March 31, 2021, the Company was in compliance with all debt covenants as required by the Wintrust Loans.
Cash Flows (Used in) Provided by Operating Activities

Cash flows used in operating activities were $17.4 million for the three months ended March 31, 2021 compared to cash flows provided by operating activities of $3.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, cash used in operating activities was significantly impacted by an $8.9 million decrease in contract liabilities, an $8.8 million decrease in accounts payable, including retainage, $2.0 million related to an increase in our contract assets reflecting the shift from an overbilled position to a neutral position, and a $2.0 million increase in other current assets. These cash outflows were offset by an increase of $2.6 million in accounts receivable and $2.0 million for the loss on early debt extinguishment in connection with our debt refinancing in late February 2021.
Cash flows provided by operating activities were $3.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, the key components included cash inflows related to our contract assets, $6.0 million for our contract liabilities shifting from an underbilled to an overbilled position consistent with our renewed focus on project cash flows and $1.4 million related to accrued expenses and other current liabilities. These cash inflows were offset by outflows of $7.3 million related to our accounts receivable and $5.8 million related to our accounts payable, including retainage.
Non-cash charges for depreciation and amortization were $1.5 million for the three months ended March 31, 2021 and 2020.
Cash Flows Provided by (Used in) Investing Activities
Cash flows provided by investing activities were nearly breakeven for the three months ended March 31, 2021, with $0.2 million used to purchase property and equipment, offset by $0.2 million in proceeds from the sale of property and equipment. Cash flows used in investing activities were $0.5 million for the three months ended March 31, 2020. The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $12.4 million for the three months ended March 31, 2021. Net cash used in financing activities was $0.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, we received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants and $30.0 million in connection with the refinancing of the 2019 Refinancing Term Loan with the Wintrust Loans. These proceeds were offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, a $0.5 million scheduled principal payment on the Wintrust Term Loan, $0.7 million for payments on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Revolver.
For the three months ended March 31, 2020, we both borrowed and repaid a total of $7.3 million on the 2019 Revolving Credit Facility and made finance lease payments of $0.7 million.
Debt and Other Obligations
The Company refinanced its 2019 Refinancing and ABL Credit Agreements on February 24, 2021, described below and therefore had no amounts outstanding under these agreements at March 31, 2021. Accordingly, the Company recognized a loss on the early debt extinguishment of $2.0 million. This loss consisted of $2.6 million debt issuance and debt discount costs, reversed $2.0 million of CB warrant liability due to the warrants being cancelled on the refinancing date and paid a prepayment penalty of $1.4 million.
2019 Refinancing Agreement

On April 12, 2019 (the “Refinancing Closing Date”), Limbach Facility Services LLC (“LFS”) entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consists of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing Credit Agreement, to pay related fees and expenses thereof and to fund working capital of LFS (defined below). Management intends for proceeds of the 2019 Delayed Draw Term Loan to be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.

LFS and each of its subsidiaries were borrowers (the “2019 Refinancing Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement was guaranteed by the Company and LHLLC (each, a “Guarantor”, and together with the 2019 Refinancing Borrowers, the “Loan Parties”).
The 2019 Refinancing Agreement was secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (as defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement were governed by an intercreditor agreement.

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement is, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At March 31, 2020, the interest rates in effect on the 2019 Refinancing Term Loan was 13.00%. At February 24, 2021 and March 31, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

2019 Refinancing Agreement - Other Terms and Conditions

The 2019 Refinancing Agreement matures on April 12, 2022, subject to certain adjustment. Required amortization is $1.0 million per quarter commencing with the fiscal quarter ending September 30, 2020. There was an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there was a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guaranteed that the Company will pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.

The 2019 Refinancing Agreement contained representations and warranties, and covenants which were customary for debt facilities of this type. Unless the Required Lenders (as defined in the 2019 Refinancing Agreement) otherwise consent in writing, the covenants limited the ability of the Company and its restricted subsidiaries to, among other things, (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

In addition, the 2019 Refinancing Agreement included customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 Refinancing Agreement or if other customary events occured.

Furthermore, the 2019 Refinancing Agreement also contained two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Refinancing Term Loans and as of the last day of each month for the total leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio ”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio was not to exceed 4.00 to 1.00. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contained a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation has not been completed on or prior to December 31, 2019, (x) the Company shall be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness is no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports. As of December 31, 2019, the Company fully remediated its material weakness and the Company removed from its SEC filings disclosure of such material weakness.

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

During December 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the Term Loan Financing Agreement) equal to or greater than the aggregate outstanding principal amount of the Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020, the aggregate outstanding principal amount of Term Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) ("December 2020 Waiver") with the lenders party thereto and Cortland Capital Market Services LLC as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants will be exercisable at any given time will be equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date and February 24, 2021, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants was exercisable. The CB Warrants may be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the Refinancing Closing Date, or (ii) the liquidation of the Company.

Accounting for the 2019 Term Loans and CB Warrants

The CB Warrants represented a freestanding financial instrument that was classified as a liability because the CB Warrants met the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants are not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represented a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability were required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach, respectively.

The CB Warrants liability was included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 prior to the refinancing date and recorded any adjustments as other income (expense). At February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. For the three months ended March 31, 2021 and March 31, 2020, the Company recorded other income of $14 thousand and $0.2 million, respectively, to reflect the change in fair value of the CB Warrants liability.

The proceeds for the 2019 Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs were being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method and were expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for both the three months ended March 31, 2021 and 2020, and recorded an additional $0.1 million and $0.4 million of interest expense for the amortization of the debt issuance costs for the three months ended March 31, 2021 and March 31, 2020, respectively.

2019 ABL Credit Agreement

On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consisted of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility were to be used for general corporate purposes. On the Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).
The 2019 Refinancing Borrowers and Guarantors under the 2019 ABL Credit Agreement were the same as under the 2019 Refinancing Agreement. The 2019 ABL Credit Agreement was secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At February 24, 2021 and March 31, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.

2019 ABL Credit Agreement - Other Terms and Conditions

The 2019 ABL Credit Agreement was set to mature on April 12, 2022. There was also an unused line fee ranging from 0.250% to 0.375% per annum on undrawn amounts.
The 2019 ABL Credit Agreement contained representations and warranties, and covenants which are customary for debt facilities of this type. Unless the Required Lenders otherwise consented in writing, the covenants limited the ability of the Company and its restricted subsidiaries to, among other things, generally, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets other than in the ordinary course of business or another permitted disposition of assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.

The 2019 ABL Credit Agreement included customary events of default and other provisions that could require all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occur.
The 2019 ABL Credit Agreement also contained a financial maintenance covenant for the 2019 Revolving Credit Facility, which is a requirement for the Total Leverage Ratio of the Company and its Subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. In addition, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.

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

As noted above in the section titled “2019 Refinancing Agreement - Other Terms and Conditions,” the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the Term Loan Financing Agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver includes a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

At March 31, 2021 and December 31, 2020, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Accounting for the 2019 ABL Credit Agreement

The Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that have been recorded as a non-current deferred asset. The deferred asset is being amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method and then expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense of $23 thousand and $0.1 million for the amortization the debt issuance costs for the three months ended March 31, 2021 and 2020, respectively. As of February 24, 2021, the Company had nothing drawn on the 2019 ABL Credit Agreement.

Wintrust Term and Revolving Loans

On February 24, 2021, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) by and among LFS, LHLLC, Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.

In accordance with the terms of the Credit Agreement, Lenders provide to LFS (i) a $30.0 million senior secured term loan (the “Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Revolving Loan” and, together with the Term Loan, the “Loans”). Proceeds of the Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Loans.

The Revolving Loan bears interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The Term Loan bears interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

LFS is required to make principal payments on the Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Term Loan due and payable on February 24, 2026. The Revolving Loan will mature and become due and payable by LFS on February 24, 2026.

The Loans are secured by (i) a valid, perfected and enforceable lien of the Administrative Agent on the ownership interests held by each of LFS and Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the Administrative Agent on each of LFS and Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Loans shall be jointly and severally guaranteed by each Guarantor.

The Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Credit Agreement. The Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its Subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 2.25 to 1.00 through December 31, 2021, and stepping down to 2.00 to 1.00 at all times thereafter, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of March 31, 2021, the Company was in compliance with all debt covenants as required by the Wintrust Term and Revolving Loans.

The following is a summary of the additional margin and commitment fees payable on the available term loan and revolving credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Prime Rate loans	Additional Margin for Prime Revolving loans	Additional Margin for Eurodollar Term loans	Additional Margin for Eurodollar Revolving loans	Commitment Fee
I	Greater than 1.00 to 1.00	1.00%	0.50%	4.00%	3.50%	0.25%
II	Less than or equal to 1.00 to 1.00	0.25%	—%	3.50%	3.00%	0.25%

The following table reflects our available funding capacity as of March 31, 2021:

(in thousands)
Cash & cash equivalents		$37,186
Credit agreement:
Revolving credit facility	$25,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		21,595
Total available funding capacity		$58,781
Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts during the three months ended March 31, 2021. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $37.2 million as of March 31, 2021, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our Wintrust Loans (pursuant to which we had $21.6 million of availability as of March 31, 2021) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. See Note 1 - Organization and Plan of Business Operations.
Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of March 31, 2021 and December 31, 2020, the Company had approximately $160.7 million and $79.4 million in surety bonds outstanding, respectively. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.
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
The components of the self-insurance liability are reflected below as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Current liability – workers’ compensation and general liability	$170	$197
Current liability – medical and dental	524	764
Non-current liability	890	890
Total liability	$1,584	$1,851
Restricted cash	$113	$113
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A of our 2020 Annual Report on Form 10-K.
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
10.1
Credit Agreement among Limbach Facility Services LLC, Limbach Holdings LLC, the guarantors party thereto from time to time, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on February 25, 2021).

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
Date: May 14, 2021