Form 10-Q
period 2021-06-30
Limbach Holdings, Inc.
filed 2021-08-12
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 11, 2021, there were 10,267,841 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.
Form 10-Q

Part I
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$27,693	$42,147
Restricted cash	113	113
Accounts receivable, net	94,615	85,767
Contract assets	70,815	67,098
Income tax receivable	891	—
Other current assets	5,599	4,292
Total current assets	199,726	199,417

Property and equipment, net	17,433	19,700
Intangible assets, net	11,473	11,681
Goodwill	6,129	6,129
Operating lease right-of-use assets	16,852	18,751
Deferred tax asset	6,393	6,087
Other assets	283	392
Total assets	$258,289	$262,157

LIABILITIES
Current liabilities
Current portion of long-term debt	$8,454	$6,536
Current operating lease liabilities	4,122	3,929
Accounts payable, including retainage	66,954	66,763
Contract liabilities	39,179	46,648
Accrued income taxes	—	1,671
Accrued expenses and other current liabilities	19,215	24,747
Total current liabilities	137,924	150,294
Long-term debt	24,721	36,513
Long-term operating lease liabilities	13,454	15,459
Other long-term liabilities	4,031	6,159
Total liabilities	180,130	208,425
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,251,696 issued and outstanding at June 30, 2021 and 7,926,137 at December 31, 2020	1	1
Additional paid-in capital	83,589	57,612
Accumulated deficit	(5,431)	(3,881)
Total stockholders’ equity	78,159	53,732
Total liabilities and stockholders’ equity	$258,289	$262,157
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$121,019	$135,185	$234,363	$273,957
Cost of revenue	102,329	114,850	198,444	235,398
Gross profit	18,690	20,335	35,919	38,559
Operating expenses:
Selling, general and administrative	17,232	13,752	34,377	30,552
Amortization of intangibles	104	274	208	417
Total operating expenses	17,336	14,026	34,585	30,969
Operating income	1,354	6,309	1,334	7,590
Other income (expenses):
Interest expense, net	(452)	(2,137)	(1,716)	(4,295)
Gain (loss) on disposition of property and equipment	94	(13)	8	17
Loss on early debt extinguishment	—	—	(1,961)	—
Gain (loss) on change in fair value of warrant liability	—	(102)	14	59
Total other expenses	(358)	(2,252)	(3,655)	(4,219)
Income (loss) before income taxes	996	4,057	(2,321)	3,371
Income tax provision (benefit)	264	1,110	(771)	476
Net income (loss)	$732	$2,947	$(1,550)	$2,895
Earnings Per Share (“EPS”)
Income (loss) per common share:
Basic	$0.07	$0.38	$(0.16)	$0.37
Diluted	$0.07	$0.37	$(0.16)	$0.37
Weighted average number of shares outstanding:
Basic	10,251,696	7,845,515	9,737,801	7,821,594
Diluted	10,469,028	7,905,368	9,737,801	7,878,246
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	1	82,960	(6,163)	76,798
Stock-based compensation	—	—	636	—	636
Shares issued related to vested restricted stock units	3,291	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(7)	—	(7)
Net income	—	—	—	732	732
Balance at June 30, 2021	10,251,696	$1	$83,589	$(5,431)	$78,159

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	1	56,852	(9,740)	47,113
Stock-based compensation	—	—	140	—	140
Shares issued related to vested restricted stock units	59,514	—	—	—	—
Net income	—	—	—	2,947	2,947
Balance at June 30, 2020	7,853,377	$1	$56,992	$(6,793)	$50,200

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,550)	$2,895
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	2,964	3,140
Provision for doubtful accounts	70	27
Stock-based compensation expense	1,313	435
Noncash operating lease expense	2,091	2,025
Amortization of debt issuance costs	220	1,080
Deferred income tax provision	(306)	798
Gain on sale of property and equipment	(8)	(17)
Loss on early debt extinguishment	1,961	—
Gain on change in fair value of warrant liability	(14)	(59)
Changes in operating assets and liabilities:
Accounts receivable	(8,918)	3,588
Contract assets	(3,717)	4,901
Other current assets	(1,306)	(166)
Accounts payable, including retainage	190	(19,519)
Prepaid income taxes	(891)	(171)
Accrued taxes payable	(1,671)	(11)
Contract liabilities	(7,469)	16,254
Operating lease liabilities	(2,004)	(2,399)
Accrued expenses and other current liabilities	(5,450)	9,419
Other long-term liabilities	(114)	237
Net cash (used in) provided by operating activities	(24,609)	22,457
Cash flows from investing activities:
Proceeds from sale of property and equipment	361	64
Advances to joint ventures	—	(1)
Purchase of property and equipment	(501)	(660)
Net cash used in investing activities	(140)	(597)
Cash flows from financing activities:
Proceeds from Wintrust Term Loan	30,000	—
Payments on Wintrust Term Loan	(2,000)	—
Proceeds from 2019 Revolving Credit Facility	—	7,250
Payments on 2019 Revolving Credit Facility	—	(7,250)
Payments on 2019 Refinancing Term Loan	(39,000)	—
Prepayment penalty and other costs associated with early debt extinguishment	(1,376)	—
Proceeds from the sale of common stock	22,773	—
Proceeds from the exercise of warrants	1,989	—
Payments on finance leases	(1,318)	(1,285)
Payments of debt issuance costs	(593)	—
Taxes paid related to net-share settlement of equity awards	(401)	(90)
Proceeds from contributions to Employee Stock Purchase Plan	221	—
Net cash provided by (used in) financing activities	10,295	(1,375)
(Decrease) increase in cash, cash equivalents and restricted cash	(14,454)	20,485
Cash, cash equivalents and restricted cash, beginning of period	42,260	8,457
Cash, cash equivalents and restricted cash, end of period	$27,806	$28,942
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$156	$—
Right of use assets obtained in exchange for new finance lease liabilities	336	1,050
Right of use assets disposed or adjusted modifying operating lease liabilities	36	586
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(64)
Interest paid	1,741	3,250
Cash paid for income taxes	$2,096	$734
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
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, restrictions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The various governmental actions have abated over time, but remain applicable to Limbach's operations in various ways, often varying by state. In some instances, these orders continued to affect certain projects in our GCR and ODR segments into the first quarter of 2021. In limited instances, during fiscal 2020, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and Limbach continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time shutdowns commenced were restarted. The Company’s branches are expecting building owners to maintain or retrofit current facilities in lieu of funding larger capital projects as the effects of the pandemic remain ongoing and uncertain.

During fiscal 2020 and through the second quarter of 2021, the Company continued to take several actions to combat the adverse impacts that the COVID-19 outbreak had on our business including, but not limited to the following:

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

We continue to monitor the short and long term impacts of the pandemic. While our employees and customers have adapted to a new work environment and there continues to be scientific, societal and economic progress to address the effect of COVID-19, there remains significant uncertainty about the future impacts of the pandemic, including the potential effects on our operations. We remain cautiously optimistic about the markets in which we operate and the customers we serve; however, the spread of more contagious variants of the virus, including the current rapid increase of the Delta Variant, may impact economic activity and could cause projects to be delayed or canceled, or we may experience access restrictions to our customers’ facilities and project sites. Additionally, the spread of the Delta Variant has the near-term possibility of causing some state and local governments where we work to reinstitute restrictions that could impact our customers, vendors and our own ability to perform existing projects.

The ongoing effects of the pandemic, including decreased consumer confidence and economic instability, can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our clients may face budget deficits or other financial constraints that prohibit them from funding proposed and existing projects. During the fourth quarter of 2020 and the first half of 2021, several of our business units experienced slowdowns in the closing of sales related to the ongoing effects of the pandemic, which impacted our revenue and profitability. These impacts may continue as the pandemic persists. Further, ongoing economic instability in the global markets, including from the pandemic, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or spending continues to be reduced, our financial condition and results of operations may be adversely affected.

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

Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the Condensed Consolidated Financial Statements, we have included unaudited information for these interim periods. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In our opinion, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2021, its results of operations and its cash flows for the three and six months ended June 30, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
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

In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its condensed consolidated financial statements. Management has identified that its credit agreement utilizes LIBOR as a benchmark rate. Management will continue to evaluate the impact of adopting reference rate reform as the LIBOR benchmark rate within the credit agreement is phased out.
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

(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable - trade	$94,881	$86,033
Allowance for doubtful accounts	(266)	(266)
Accounts receivable, net	$94,615	$85,767
Note 5 – Contract Assets and Liabilities
The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets include costs in excess of billings and estimated earnings and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2021	December 31, 2020	Change
Contract assets
Costs in excess of billings and estimated earnings	$38,200	$31,894	$6,306
Retainage receivable	32,615	35,204	(2,589)
Total contract assets	$70,815	$67,098	$3,717
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

The current estimated net realizable value on such claims and unapproved change orders as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $40.1 million and $33.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of these claims and unapproved change orders may require litigation or other forms of dispute resolution proceedings.

Contract liabilities include billings in excess of costs and estimated earnings and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2021	December 31, 2020	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$38,611	$46,020	$(7,409)
Provisions for losses	568	628	(60)
Total contract liabilities	$39,179	$46,648	$(7,469)

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
The net overbilling position for contracts in process consist of the following:

(in thousands)	June 30, 2021	December 31, 2020
Revenue earned on uncompleted contracts	$691,473	$752,564
Less: Billings to date	(691,884)	(766,690)
Net overbilling	$(411)	$(14,126)

(in thousands)	June 30, 2021	December 31, 2020
Costs in excess of billings and estimated earnings	$38,200	$31,894
Billings in excess of costs and estimated earnings	(38,611)	(46,020)
Net overbilling	$(411)	$(14,126)

For the three and six months ended June 30, 2021 and 2020, we recorded revisions in our contract estimates for certain GCR and ODR projects.

For the three months ended June 30, 2021 and 2020, total net gross profit write-downs were $1.1 million and $2.0 million, respectively. For projects having a material gross profit impact of $0.25 million or more for the three months ended June 30, 2021, this resulted in material gross profit write downs on three GCR segment projects of $1.7 million and one ODR project for $0.3 million. Of the material GCR segment write downs, one project was within the Michigan region for a total of $1.0 million, one project was within the New England region for $0.3 million and one project was within the Southern California region for $0.4 million. Of the material ODR segment write downs, one project was within the Eastern Pennsylvania region for $0.3 million. We also recorded material gross profit write ups of $0.3 million on one GCR segment project in the Florida region and $0.3 million on one ODR segment project in the Michigan region. For the three months ended June 30, 2020, we recorded material revisions in our contract estimates on four GCR projects which resulted in gross profit write downs of $1.5 million. Two of these projects were within the Southern California region for a total of $0.7 million. No project revisions resulting in material gross profit write ups were recorded during the three months ended June 30, 2020.

For the six months ended June 30, 2021 and 2020, total net gross profit write-downs were $1.7 million and $3.4 million, respectively. For projects having a material gross profit impact of $0.25 million or more, we recorded gross profit write downs on eight GCR segment projects of $3.5 million and one ODR project for $0.3 million. Of the material GCR segment write downs, two projects were within the Michigan region for a total of $1.2 million, two projects were within the Eastern Pennsylvania region for $1.0 million, two projects were within the Southern California region for $0.8 million, one project was within the New England region for $0.3 million, and one project was within the Mid-Atlantic region for $0.3 million. We also materially wrote down one ODR segment project within the Eastern Pennsylvania region for $0.3 million. We also recorded material GCR segment gross profit write ups of $0.9 million on one GCR segment project in the Michigan region for $0.5 million and one project within the Ohio region for $0.4 million. For the six months ended June 30, 2020, we recorded material gross profit write downs on eight GCR projects and two gross profit write ups on GCR projects, for an aggregate revision of $5.2 million and $1.2 million, respectively.
Note 6 – Goodwill and Intangibles
Goodwill was $6.1 million at both June 30, 2021 and December 31, 2020. The goodwill is associated with the Company's ODR segment. Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2021(1)
Amortized intangible assets:
Customer Relationships – ODR	$4,710	$(3,312)	$1,398
Favorable Leasehold Interests(2)	190	(75)	115
Total amortized intangible assets	4,900	(3,387)	1,513
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$14,860	$(3,387)	$11,473

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2020(1)
Amortized intangible assets:
Customer Relationships – ODR	$4,710	$(3,112)	$1,598
Favorable Leasehold Interests	530	(407)	123
Total amortized intangible assets	5,240	(3,519)	1,721
Unamortized intangible assets:
Trade Name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,519)	$11,681
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
Total amortization expense for these amortizable intangible assets was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2020, respectively.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three and six months ended June 30, 2021 or 2020.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2021	December 31, 2020
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$—	$39,000
2019 Refinancing Revolving Credit Facility	—	—
Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in March 2021) plus interest through February 2026	28,000	—
Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.70% to 6.45% through 2025	5,476	6,459
Total debt	33,476	45,459
Less - Current portion of long-term debt	(8,454)	(6,536)
Less - Unamortized discount and debt issuance costs	(301)	(2,410)
Long-term debt	$24,721	$36,513

The Company refinanced its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility on February 24, 2021, described below and therefore had no amounts outstanding under these agreements at June 30, 2021. Accordingly, the Company recognized a loss on the early debt extinguishment related to the refinancing of $2.0 million on the refinancing date. This loss consisted of the write-off of $2.6 million of debt issuance and debt discount costs, the reversal of the $2.0 million CB warrants liability due to the warrants being cancelled on the refinancing date and the prepayment penalty and other extinguishment costs of $1.4 million.
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

LFS and each of its subsidiaries were borrowers (the “2019 Refinancing Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement was guaranteed by the Company and LHLLC (each, a “2019 Refinancing Guarantor”, and together with the 2019 Refinancing Borrowers, the “Loan Parties”).

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
2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At February 24, 2021 (the 2021 refinancing date) and June 30, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

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

Furthermore, the 2019 Refinancing Agreement also contained two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contained a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and provision for updates as to the progress of such remediation, provided that, if such remediation was not completed on or prior to December 31, 2019, (x) the Company would be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness was no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

In connection with the 2019 Refinancing Amendment Number One and Waiver, dated November 14, 2019, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to: (i) require, commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the 2019 Term Loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the administrative agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the 2019 Refinancing Term Loan as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

During December 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the 2019 Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the 2019 Refinancing Term Loan financing agreement) equal to or greater than the aggregate outstanding principal amount of the 2019 Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020, the aggregate outstanding principal amount of Term Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) ("December 2020 Waiver") with the lenders party thereto and Cortland Capital Market Services LLC as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

The 2019 Refinancing Term Loan was paid in full on February 24, 2021 as part of the refinancing transaction.

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through February 24, 2021, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the 2019 Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the 2019 Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability was included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 prior to the refinancing date and recorded any adjustments as other income (expense). At both February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on February 24, 2021, there was no liability associated with the CB Warrants recorded as of June 30, 2021. For the six months ended June 30, 2021, the Company recorded other income of $0.1 million to reflect the change in the fair value of the CB Warrants liability. The Company did not record a change in fair value of the warrant liability during the three months ended June 30, 2021 as the CB Warrants liability was extinguished as part of the debt refinancing on February 24, 2021. For the three and six months ended June 30, 2020, the Company recorded other income of $0.1 million and other expense of $0.1 million to reflect the change in the CB Warrants liability.

The proceeds for the 2019 Refinancing Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs were being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method and were expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the six months ended June 30, 2021. The Company did not record interest expense for the amortization of the CB Warrants liability and embedded derivative liability debt discounts for the three months ended June 30, 2021 as these debt discounts were extinguished as part of the debt refinancing on February 24, 2021. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

In addition to the amortization of the debt discounts into interest expense, the Company recorded $0.1 million of interest expense for the amortization of debt issuance costs related to the 2019 Refinancing Term Loan for the six months ended June 30, 2021. The Company did not record any interest expense for the amortization of debt issuance costs for the three months ended June 30, 2021 as the debt issuance costs were extinguished as part of the debt refinancing on February 24, 2021. For the three and six months ended June 30, 2020, the Company recorded an additional $0.4 million and $0.7 million of interest expense, respectively, for the amortization of the debt issuance costs related to the 2019 Refinancing Term Loan.

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

The 2019 Refinancing Borrowers and 2019 Refinancing Guarantors under the 2019 ABL Credit Agreement were the same as under the 2019 Refinancing Agreement. The 2019 ABL Credit Agreement was secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At February 24, 2021 (the 2021 refinancing date) and June 30, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.
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
In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the 2019 Term Loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000, as described above in the Amendment Number One to 2019 Refinancing Agreement and Waiver. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $7,500.

As noted above in the section titled: 2019 Refinancing Agreement - Other Terms and Conditions, the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the 2019 Term Loan financing agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

At February 24, 2021 (the 2021 refinancing date) and December 31, 2020, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Accounting for the 2019 ABL Credit Agreement

The Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that had been recorded as a non-current deferred asset. The deferred asset was amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method and then expensed on the February 24, 2021 refinancing date as a loss on early debt extinguishment. The Company recorded $0.1 million of interest expense for the amortization of debt issuance costs for the six months ended June 30, 2021. The Company did not record any interest expense for the amortization of debt issuance costs for the three months ended June 30, 2021 as the debt issuance costs were extinguished as part of the debt refinancing on February 24, 2021. For both the three and six months ended June 30, 2020, the Company recorded $0.1 million of interest expense for the amortization of debt issuance costs.

Wintrust Term and Revolving Loans

On February 24, 2021, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) by and among the LFS, LHLLC, Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.

In accordance with the terms of the Credit Agreement, Lenders provide to LFS (i) a $30.0 million senior secured term loan (the “Wintrust Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Wintrust Revolving Loan” and, together with the Wintrust Term Loan, the “Wintrust Loans”). Proceeds of the Wintrust Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Wintrust Loans.

The Wintrust Revolving Loan bears interest, at the LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The Wintrust Term Loan bears interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

LFS is required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026. The Wintrust Revolving Loan will mature and become due and payable by LFS on February 24, 2026.

The Wintrust Loans are secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Wintrust Loans shall be jointly and severally guaranteed by each Wintrust Guarantor.

The Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Credit Agreement. The Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.25 to 1.00 through December 31, 2021, and stepping down to 2.00 to 1.00 at all times thereafter, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of June 30, 2021, the Company was in compliance with all financial maintenance covenants as required by the Wintrust Loans.

The following is a summary of the additional margin and commitment fees payable on the available Wintrust Term Loan and Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Prime Rate loans	Additional Margin for Prime Revolving loans	Additional Margin for Eurodollar Term loans	Additional Margin for Eurodollar Revolving loans	Commitment Fee
I	Greater than 1.00 to 1.00	1.00%	0.50%	4.00%	3.50%	0.25%
II	Less than or equal to 1.00 to 1.00	0.25%	—%	3.50%	3.00%	0.25%
At June 30, 2021, the interest rate in effect on the Wintrust Term Loan was 4.25% and the interest rate in effect on the Wintrust Revolving Loan was 3.75%.

At June 30, 2021, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001. The Public, Private and $15 Exercise Price Sponsor warrants were issued in conjunction with the Company's initial public offering and the Merger and Additional Merger warrants were issued in conjunction with the business combination with LHLLC.

	June 30, 2021	December 31, 2020
Public Warrants(1)(5)	2,140,219	2,300,000
Private Warrants(1)(5)	99,000	99,000
$15 Exercise Price Sponsor Warrants(2)(5)	600,000	600,000
Merger Warrants(3)(6)	629,643	631,119
Additional Merger Warrants(4)(6)	935,068	946,680
Total	4,403,930	4,576,799
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

Subsequent to June 30, 2021, on July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms.

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
On March 9, 2021, the Board of Directors approved further amendments to the Company's amended and restated Omnibus Incentive Plan to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 600,000, for a total of 2,250,000 shares, and extend the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the Amended Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 16, 2021.
See Note 17 - Management Incentive Plans for RSUs granted, vested, forfeited and remaining unvested.

Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (“the ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of not less than 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year.  The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock.  Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In July 2020 and January 2021, the Company issued 30,825 and 8,928 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan through the June 30, 2020 and December 31, 2020 offering periods, respectively.

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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the 2019 Refinancing Agreement term loan and 2021 Wintrust Term Loan approximates its fair values due to the variable rate on such debt. As of February 24, 2021 and December 31, 2020, the Company determined that the fair value of its 2019 Revolving Agreement term loan was $39.0 million. As of June 30, 2021, the Company determined that the fair value of its 2021 Wintrust Term Loan was $28.0 million. There were no outstanding borrowings on the Company's 2019 ABL Credit Agreement revolver at February 24, 2021 and December 31, 2020. Such fair values were determined using discounted estimated future cash flows using level 3 inputs.
Note 10 – Earnings per Share
Diluted EPS assumes the dilutive effect of outstanding common stock warrants and RSUs using the treasury stock method.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
EPS numerator:
Net income (loss)	$732	$2,947	$(1,550)	$2,895

EPS denominator:
Weighted average shares outstanding – basic	10,252	7,846	9,738	7,822
Impact of dilutive securities	217	59	—	56
Weighted average shares outstanding – diluted	10,469	7,905	9,738	7,878

EPS:
Basic	$0.07	$0.38	$(0.16)	$0.37
Diluted	$0.07	$0.37	$(0.16)	$0.37

The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted loss per common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
In-the-money warrants	—	—	—	—
Out-of-the-money warrants (see Note 8)	4,403,930	4,576,799	4,403,930	4,576,799
Service-based RSUs (See Note 17)	334	463	142,120	1,255
Performance and market-based RSUs(1)	13,929	9,674	79,971	—
Employee Stock Purchase Plan	—	—	4,778	—
Total	4,418,193	4,586,936	4,630,799	4,578,054
(1) For the three and six months ended June 30, 2021 and 2020, certain PRSU and MRSU awards were not included in the computation of diluted loss per share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The Company had an effective tax rate of 26.5% and an effective tax benefit rate of 33.2% for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, the Company had an income tax rate of 27.4% and 14.1%, respectively.
No valuation allowance was required as of June 30, 2021 or December 31, 2020.
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

The following is a reconciliation of the beginning and ending unrecognized tax benefits:

	June 30, 2021	December 31, 2020
Balance at beginning of period	$—	$1,130
Gross increases in prior period tax positions	—	—
Gross increases in current period tax positions	—	—
Decreases related to prior year tax positions	—	(1,130)
Balance at end of period	$—	$—

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

Condensed consolidated segment information for the three months ended June 30, 2021 and 2020 is as follows:

	Three months ended June 30,
(in thousands)	2021	2020
Statement of Operations Data:
Revenue:
GCR	$87,550	$105,937
ODR	33,469	29,248
Total revenue	121,019	135,185

Gross profit:
GCR	8,885	12,213
ODR	9,805	8,122
Total gross profit	18,690	20,335

Selling, general and administrative:
GCR	9,070	8,024
ODR	7,526	5,588
Corporate	636	140
Total selling, general and administrative	17,232	13,752
Amortization of intangibles	104	274
Operating income	$1,354	$6,309

Operating income for reportable segments	$1,354	$6,309

Less unallocated amounts:
Interest expense, net	(452)	(2,137)
Gain (loss) on disposition of property and equipment	94	(13)
Loss on change in fair value of warrant liability	—	(102)
Total unallocated amounts	(358)	(2,252)
Income before income taxes	$996	$4,057

Other Data:
Depreciation and amortization:
GCR	$1,020	$1,032
ODR	345	330
Corporate	104	274
Total other data	$1,469	$1,636

Summarized segment information is as follows:

	Three months ended June 30, 2021			Three months ended June 30, 2020
(in thousands)	GCR	ODR	Total	GCR	ODR	Total

Revenue	$87,550	$33,469	$121,019	$105,937	$29,248	$135,185
Gross Profit	8,885	9,805	18,690	12,213	8,122	20,335
Selling, general and administrative	9,070	7,526	16,596	8,024	5,588	13,612
EBIT	$(185)	$2,279	$2,094	$4,189	$2,534	$6,723

Reconciliation of segment gross profit to income before income taxes:

	Three months ended June 30,
(in thousands)	2021	2020
Total gross profit from reportable segments	$18,690	$20,335
Selling, general and administrative	(17,232)	(13,752)
Amortization of intangibles	(104)	(274)
Total other expenses	(358)	(2,252)
Income before income taxes	$996	$4,057
Condensed consolidated segment information for the six months ended June 30, 2021 and 2020 is as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Statement of Operations Data:
Revenue:
GCR	$172,354	$215,423
ODR	62,009	58,534
Total revenue	234,363	273,957

Gross profit:
GCR	18,280	23,195
ODR	17,639	15,364
Total gross profit	35,919	38,559

Selling, general and administrative:
GCR	18,184	18,200
ODR	14,880	11,917
Corporate	1,313	435
Total selling, general and administrative	34,377	30,552
Amortization of intangibles	208	417
Operating income	$1,334	$7,590

Operating income for reportable segments	$1,334	$7,590

Less unallocated amounts:
Interest expense, net	(1,716)	(4,295)
Gain on disposition of property and equipment	8	17
Loss on early debt extinguishment	(1,961)	—
Gain on change in fair value of warrant liability	14	59
Total unallocated amounts	(3,655)	(4,219)
(Loss) income before income taxes	$(2,321)	$3,371

Other Data:
Depreciation and amortization:
GCR	$2,056	$2,062
ODR	700	661
Corporate	208	417
Total other data	$2,964	$3,140

Summarized segment information is as follows:

	Six months ended June 30, 2021			Six months ended June 30, 2020
(in thousands)	GCR	ODR	Total	GCR	ODR	Total

Revenue	$172,354	$62,009	$234,363	$215,423	$58,534	$273,957
Gross Profit	18,280	17,639	35,919	23,195	15,364	38,559
Selling, general and administrative	18,184	14,880	33,064	18,200	11,917	30,117
EBIT	$96	$2,759	$2,855	$4,995	$3,447	$8,442
Reconciliation of segment gross profit to (loss) income before income taxes:

	Six months ended June 30,
(in thousands)	2021	2020
Total gross profit from reportable segments	$35,919	$38,559
Selling, general and administrative	(34,377)	(30,552)
Amortization of intangibles	(208)	(417)
Total other expenses	(3,655)	(4,219)
(Loss) income before income taxes	$(2,321)	$3,371
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

The following table summarizes the lease amounts included in our condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets (a)	$16,852	$18,751
Finance	Property and equipment, net (b)	5,251	6,242
Total lease assets		$22,103	$24,993

Liabilities
Current
Operating	Current operating lease liabilities	$4,122	$3,929
Finance	Current portion of long-term debt	2,454	2,536
Noncurrent
Operating	Long-term operating lease liabilities	13,454	15,459
Finance	Long-term debt	3,022	3,923
Total lease liabilities		$23,052	$25,847

(a) Operating lease assets are recorded net of accumulated amortization of $13.9 million at June 30, 2021 and $11.9 million at December 31, 2020.
(b) Finance lease assets are recorded net of accumulated amortization of $5.6 million at June 30, 2021 and $5.3 million at December 31, 2020.

The following table summarizes the lease costs included in our condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2021	2020	2021	2020
Operating lease cost	Cost of revenue(a)	$685	$893	$1,375	$1,777
Operating lease cost	Selling, general and administrative(a)	584	376	1,169	757
Finance lease cost
Amortization	Cost of revenue(b)	652	645	1,327	1,311
Interest	Interest expense, net(b)	78	86	164	179
Total lease cost		$1,999	$2,000	$4,035	$4,024

(a)    Operating lease costs recorded in cost of sales includes $0.1 million and $0.2 million of variable lease costs for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively. In addition, $0.1 million and $0.2 million of variable leases costs are included in Selling, general and administrative for the three and six months ended June 30, 2021, respectively, and $0.1 million for both the three and six months ended June 30, 2020. These variable costs consist of our proportionate share of operating expenses, real estate taxes and utilities.
(b)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $0.5 million and $1.2 million for the three and six months ended June 30, 2020, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2021 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2021	$1,401	$2,479
2022	2,404	4,616
2023	1,409	3,516
2024	598	2,917
2025	50	2,409
Thereafter	—	4,043
Total minimum lease payments	$5,862	$19,980
Amounts representing interest	(386)
Present value of net minimum lease payments	$5,476

The following is a summary of the lease terms and discount rates:

	June 30, 2021	December 31, 2020
Weighted average lease term (in years):
Operating	5.15	5.48
Finance	2.49	2.78

Weighted average discount rate:
Operating	4.84%	4.83%
Finance	5.45%	5.50%

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,456	$2,910
Operating cash flows from finance leases	164	179
Financing cash flows from finance leases	1,318	1,285
Right-of-use assets exchanged for lease liabilities:
Operating leases	$156	$—
Finance leases	336	1,050
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$36	$586
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$—	$(64)

Note 14 – Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250 thousand and a $4.4 million maximum aggregate deductible loss limit per year.
The components of the self-insurance liability as of June 30, 2021 and December 31, 2020 are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Current liability — workers’ compensation and general liability	$105	$197
Current liability — medical and dental	511	764
Non-current liability	776	890
Total liability shown in Accrued expenses and other current liabilities	$1,392	$1,851
Restricted cash	$113	$113
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
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration in the state of Michigan against the Company's wholly-owned subsidiary, Limbach Company LLC. The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance. Limbach has asserted a counterclaim seeking damages caused by Lanzo’s deficient performance. Lanzo has recently abandoned its claims and the parties are attempting to negotiate a consent judgement in Limbach's favor that will result in the matter being concluded.
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint against Limbach Holdings, Inc. in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc. The complaint alleges that our Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work. The Company is vigorously defending the suit. A non-binding mediation is scheduled for August 19, 2021 and trial is currently expected to take place in February 2022.
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
In July of 2020, plaintiff, Kimball Construction Co., Inc., filed a complaint against our wholly-owned subsidiary, Limbach Company LLC in circuit Court for Montgomery County, Maryland. The complaint seeks damages of approximately $1.7 million for alleged failure to pay contract balances and extra work, as well as to enforce payment obligations under a payment bond issued by Limbach's surety provider. The Company and Kimball have reached a cooperative resolution of these claims, which resulted in a Stipulation of Dismissal of the suit on or about June 21, 2021.

Surety. The terms of our construction contracts frequently require that we obtain from surety companies, and provide to our customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure our payment and performance obligations under such contracts, and we have agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on our behalf. In addition, at the request of labor unions representing certain of our employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2021, the Company had approximately $265.3 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
As of June 30, 2021, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $378.9 million and $44.2 million, respectively. As of December 31, 2020, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $393.5 million and $35.7 million, respectively.
We estimate that 44% and 62% of our GCR and ODR segment remaining performance obligations as of June 30, 2021, respectively, will be recognized as revenue during 2021, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
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
Following the further amendment and restatement of the Omnibus Incentive Plan upon approval of the Company's stockholders on June 16, 2021, the Company has reserved a total of 2,250,000 shares of its common stock for issuance under the Omnibus Incentive Plan. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
During the first six months of 2021, the Company granted 120,899 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.

The following table summarizes our service-based RSU activity for the six months ended June 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	285,799	$6.32
Granted	120,899	12.25
Vested	(106,383)	6.66
Forfeited	(2,333)	8.27
Unvested at June 30, 2021	297,982	$8.59
Performance-Based Awards
During the first six months of 2021, the Company granted 185,367 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six months ended June 30, 2021, the Company recognized $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the three and six months ended June 30, 2020, the Company recognized $0.1 million of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes our PRSU activity for the six months ended June 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	99,500	$4.23
Granted	185,367	12.26
Vested	—	—
Forfeited	(4,167)	8.92
Unvested at June 30, 2021	280,700	$9.46
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

The following table summarizes our market-based RSU (“MRSUs”) activity for the six months ended June 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2021	102,500	$8.26
Total recognized stock-based compensation expense amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2021 and 2020 was $1.3 million and $0.6 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $3.6 million at June 30, 2021. These costs are expected to be recognized over a weighted average period of 2.0 years.

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

Comparison of Results of Operations for the three months ended June 30, 2021 and 2020
The following table presents operating results for the three months ended June 30, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three months ended June 30,
	2021			2020
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$87,550	72.3%		$105,937	78.4%
ODR	33,469	27.7%		29,248	21.6%
Total revenue	121,019	100.0%		135,185	100.0%

Gross profit:
GCR	8,885	10.1%	(1)	12,213	11.5%	(1)
ODR	9,805	29.3%	(2)	8,122	27.8%	(2)
Total gross profit	18,690	15.4%		20,335	15.0%

Selling, general and administrative:
GCR	9,070	10.4%	(1)	8,024	7.6%	(1)
ODR	7,526	22.5%	(2)	5,588	19.1%	(2)
Corporate	636	0.5%		140	0.1%
Total selling, general and administrative	17,232	14.2%		13,752	10.2%

Amortization of intangibles (Corporate)	104	0.1%		274	0.2%

Operating (loss) income:
GCR	(185)	(0.2)%	(1)	4,189	4.0%	(1)
ODR	2,279	6.8%	(2)	2,534	8.7%	(2)
Corporate	(740)	—%		(414)	—%
Total operating income	1,354	1.1%		6,309	4.7%

Other expenses (Corporate)	(358)	(0.3)%		(2,252)	(1.7)%
Total consolidated income before income taxes	996	0.8%		4,057	3.0%
Income tax provision	264	0.2%		1,110	0.8%
Net income	$732	0.6%		$2,947	2.2%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$87,550	$105,937	$(18,387)	(17.4)%
ODR	33,469	29,248	4,221	14.4%
Total revenue	$121,019	$135,185	$(14,166)	(10.5)%
Revenue for the three months ended June 30, 2021 decreased by $14.2 million compared to the revenue for the three months ended June 30, 2020. GCR revenue decreased by $18.4 million, or 17.4%, while ODR revenue increased by $4.2 million, or 14.4%. GCR segment revenue of $87.6 million decreased due to a planned decrease in the Southern California operating region and other decreases in the Florida, Eastern Pennsylvania and Ohio operating regions. These decreases were partially offset by revenue increases in the New England and Michigan operating regions largely due to the start of new projects and the continuation of work on existing projects. Ohio, Michigan, and Eastern Pennsylvania regions' ODR revenue increased quarter over quarter offset by declines in ODR revenue in Florida and Mid-Atlantic. Maintenance contract revenue, a component of ODR revenue, increased by $0.3 million compared to June 30, 2020.
Gross Profit

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Gross Profit:
GCR	$8,885	$12,213	$(3,328)	(27.2)%
ODR	9,805	8,122	1,683	20.7%
Total gross profit	$18,690	$20,335	$(1,645)	(8.1)%

Total gross profit as a percentage of consolidated total revenue	15.4%	15.0%
Our gross profit for the three months ended June 30, 2021 decreased by $1.6 million compared to our gross profit for the three months ended June 30, 2020. GCR gross profit decreased $3.3 million, or 27.2%, largely due to lower revenue at reduced margins. ODR gross profit increased $1.7 million, or 20.7%, due to an increase in revenue at higher margins. The total gross profit percentage increased from 15.0% for the three months ended June 30, 2020 to 15.4% for the same period ended in 2021, mainly driven by the mix of higher margin ODR segment work.

We recorded revisions in our contract estimates for certain GCR and ODR projects. For the three months ended June 30, 2021 and 2020, total net gross profit write-downs were $1.1 million and $2.0 million, respectively. For projects having a material gross profit impact of $0.25 million or more for the three months ended June 30, 2021, this resulted in material gross profit write downs on three GCR segment projects of $1.7 million and one ODR project for $0.3 million. Of the material GCR segment write downs, one project was within the Michigan region for a total of $1.0 million, one project was within the New England region for $0.3 million and one project was within the Southern California region for $0.4 million. Of the material ODR segment write downs, one project was within the Eastern Pennsylvania region for $0.3 million. We also recorded material gross profit write ups of $0.3 million on one GCR segment project in the Florida region and $0.3 million on one ODR segment project in the Michigan region. For the three months ended June 30, 2020, we recorded material revisions in our contract estimates on four GCR projects which resulted in gross profit write downs of $1.5 million. Two of these projects were within the Southern California region for a total of $0.7 million. No project revisions resulting in material gross profit write ups were recorded during the three months ended June 30, 2020.

Selling, General and Administrative

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$9,070	$8,024	$1,046	13.0%
ODR	7,526	5,588	1,938	34.7%
Corporate	636	140	496	354.3%
Total selling, general and administrative	$17,232	$13,752	$3,480	25.3%

Selling, general and administrative as a percentage of consolidated total revenue	14.2%	10.2%
Our total selling, general and administrative (“SG&A”) increased by approximately $3.5 million to $17.2 million for the three months ended June 30, 2021 compared to $13.8 million for the three months ended June 30, 2020. Total SG&A increased due to $0.6 million in additional payroll expenses, a $0.5 million increase in professional fees, a $0.4 million increase in rent, a $0.5 million increase in travel and entertainment, and a $0.5 million increase in stock based compensation expense. Our payroll and travel and entertainment expenses during the three months ended June 30, 2021 were higher than the three months ended June 30, 2020 due to pandemic-driven operational reductions in 2020 and our continued investment in ODR expansion in 2021. Additionally, total SG&A as a percentage of revenues were 14.2% for the three months ended June 30, 2021 and 10.2% for the three months ended June 30, 2020.
Amortization of Intangibles

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$104	$274	$(170)	(62.0)%
Total amortization expense for the three months ended June 30, 2021 was $0.1 million as compared to $0.2 million for the three months ended June 30, 2020.
Other Expenses

	Three months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Other income (expenses):
Interest expense, net	$(452)	$(2,137)	$1,685	(78.8)%
Gain (loss) on disposition of property and equipment	94	(13)	107	(823.1)%
Loss on change in fair value of warrant liability	—	(102)	102	(100.0)%
Total other expenses	$(358)	$(2,252)	$1,894	(84.1)%
Other income (expenses) consist of interest expense of $0.5 million for the three months ended June 30, 2021 as compared to $2.1 million of interest expense for the three months ended June 30, 2020. The reduction in interest expense year over year is due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument in late February 2021.
Income Taxes
The Company recorded a $0.3 million and $1.1 million income tax provision for the three months ended June 30, 2021 and 2020, respectively.
The effective tax rate was 26.5% and 27.4% for the three months ended June 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the six months ended June 30, 2021 and 2020
The following table presents operating results for the six months ended June 30, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six months ended June 30,
	2021			2020
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$172,354	73.5%		$215,423	78.6%
ODR	62,009	26.5%		58,534	21.4%
Total revenue	234,363	100.0%		273,957	100.0%

Gross profit:
GCR	18,280	10.6%	(1)	23,195	10.8%	(1)
ODR	17,639	28.4%	(2)	15,364	26.2%	(2)
Total gross profit	35,919	15.3%		38,559	14.1%

Selling, general and administrative:
GCR	18,184	10.6%	(1)	18,200	8.4%	(1)
ODR	14,880	24.0%	(2)	11,917	20.4%	(2)
Corporate	1,313	0.6%		435	0.2%
Total selling, general and administrative	34,377	14.7%		30,552	11.2%

Amortization of intangibles (Corporate)	208	0.1%		417	0.2%

Operating (loss) income:
GCR	96	0.1%	(1)	4,995	2.3%	(1)
ODR	2,759	4.4%	(2)	3,447	5.9%	(2)
Corporate	(1,521)	—%		(852)	—%
Total operating income	1,334	0.6%		7,590	2.8%

Other expenses (Corporate)	(3,655)	(1.6)%		(4,219)	(1.5)%
Total consolidated (loss) income before income taxes	(2,321)	(1.0)%		3,371	1.2%
Income tax (benefit) provision	(771)	(0.3)%		476	0.2%
Net (loss) income	$(1,550)	(0.7)%		$2,895	1.1%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$172,354	$215,423	$(43,069)	(20.0)%
ODR	62,009	58,534	3,475	5.9%
Total revenue	$234,363	$273,957	$(39,594)	(14.5)%
Revenue for the six months ended June 30, 2021 decreased by $39.6 million compared to the revenue for the six months ended June 30, 2020. GCR revenue decreased by $43.1 million, or 20.0%, while ODR revenue increased by $3.5 million, or 5.9%. GCR segment revenue of $172.4 million decreased due to a planned decrease in the Southern California and Mid-Atlantic operating regions and other decreases in the Florida, Eastern Pennsylvania, Ohio, and Western Pennsylvania operating regions. These decreases were partially offset by revenue increases in the Michigan and New England operating regions largely due to the start of new projects and the continuation of work on existing projects. Ohio, Eastern Pennsylvania, Michigan, and New England regions' ODR revenue increased nearly offset by declines in ODR revenue in Florida and Mid-Atlantic. Maintenance contract revenue, a component of ODR revenue, increased by $0.4 million compared to the six months ended June 30, 2020.
Gross Profit

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Gross Profit:
GCR	$18,280	$23,195	$(4,915)	(21.2)%
ODR	17,639	15,364	2,275	14.8%
Total gross profit	$35,919	$38,559	$(2,640)	(6.8)%

Total gross profit as a percentage of consolidated total revenue	15.3%	14.1%
Our gross profit for the six months ended June 30, 2021 decreased by $2.6 million compared to our gross profit for the six months ended June 30, 2020. GCR gross profit decreased $4.9 million, or 21.2%, largely due to lower revenue at slightly lower margins. ODR gross profit increased $2.3 million, or 14.8%, due to an increase in revenue at higher margins. The total gross profit percentage increased from 14.1% for the six months ended June 30, 2020 to 15.3% for the same period ended in 2021, mainly driven by the mix of higher margin ODR segment work.

For the six months ended June 30, 2021 and 2020, total net gross profit write-downs were $1.7 million and $3.4 million, respectively. For projects having a material gross profit impact of $0.25 million or more, we recorded gross profit write downs on eight GCR segment projects of $3.5 million and one ODR project for $0.3 million. Of the material GCR segment write downs, two projects were within the Michigan region for a total of $1.2 million, two projects were within the Eastern Pennsylvania region for $1.0 million, two projects were within the Southern California region for $0.8 million, one project was within the New England region for $0.3 million, and one project was within the Mid-Atlantic region for $0.3 million. We also materially wrote down one ODR segment project within the Eastern Pennsylvania region for $0.3 million. We also recorded material GCR segment gross profit write ups of $0.9 million on one GCR segment project in the Michigan region for $0.5 million and one project within the Ohio region for $0.4 million. For the six months ended June 30, 2020, we recorded material gross profit write downs on eight GCR projects and two gross profit write ups on GCR projects, for an aggregate revision of $5.2 million and $1.2 million, respectively.

Selling, General and Administrative

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$18,184	$18,200	$(16)	(0.1)%
ODR	14,880	11,917	2,963	24.9%
Corporate	1,313	435	878	201.8%
Total selling, general and administrative	$34,377	$30,552	$3,825	12.5%

Selling, general and administrative as a percentage of consolidated total revenue	14.7%	11.2%
Our total selling, general and administrative (“SG&A”) increased by approximately $3.8 million to $34.4 million for the six months ended June 30, 2021 compared to $30.6 million for the six months ended June 30, 2020. Total SG&A increased due to a $1.1 million increase in professional fees, a $0.8 million increase in rent and a $0.9 million increase in stock based compensation expense. Our payroll and travel and entertainment expenses remained flat during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, as our investment in ODR expansion in 2021 was offset by severance expense incurred in 2020 due to our pandemic-driven operational reductions. Additionally, total SG&A as a percentage of revenues were 14.7% for the six months ended June 30, 2021 and 11.2% for the six months ended June 30, 2020.
Amortization of Intangibles

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$208	$417	$(209)	(50.1)%
Total amortization expense for the six months ended June 30, 2021 was $0.2 million compared to $0.4 million for the six months ended June 30, 2020.
Other Expenses

	Six months ended June 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Other income (expenses):
Interest expense, net	$(1,716)	$(4,295)	$2,579	(60.0)%
Gain on disposition of property and equipment	8	17	(9)	(52.9)%
Loss on early debt extinguishment	(1,961)	—	(1,961)	100.0%
Gain on change in fair value of warrant liability	14	59	(45)	(76.3)%
Total other expenses	$(3,655)	$(4,219)	$564	(13.4)%
Other income (expenses) consist of interest expense of $1.7 million for the six months ended June 30, 2021 as compared to $4.3 million of interest expense for the six months ended June 30, 2020. The reduction in interest expense year over year is due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument in late February 2021. The Company recognized a loss on early debt extinguishment of $2.0 million in connection with its refinancing of the 2019 Refinancing Term Loan and 2019 Revolving Credit Facility with the Wintrust Term Loan and Wintrust Revolving Loan.

Income Taxes
The Company recorded a $0.8 million income tax benefit and a $0.5 million income tax provision for the six months ended June 30, 2021 and 2020, respectively.
The Company had a 33.2% effective tax benefit rate for the six months ended June 30, 2021 and a 14.1% effective tax rate for the six months ended June 30, 2020.
GCR and ODR Backlog Information
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 16 — Remaining Performance Obligations in the accompanying notes to our condensed consolidated financial statements.
Given the multi-year duration of many of our contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. Our GCR backlog as of June 30, 2021 was $378.9 million compared to $393.5 million at December 31, 2020. In addition, ODR backlog as of June 30, 2021 was $60.6 million compared to $50.9 million at December 31, 2020. Of the total backlog at June 30, 2021, we expect to recognize approximately $211.0 million by the end of 2021.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During the first half of 2021, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist through 2021. When appropriate, we include cost escalation factors into our bids and proposals as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.
Liquidity and Capital Resources
Cash Flows
Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	Six months ended June 30,
	2021	2020
(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,609)	$22,457
Investing activities	(140)	(597)
Financing activities	10,295	(1,375)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,454)	$20,485

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$156	$—
Right of use assets obtained in exchange for new finance lease liabilities	336	1,050
Right of use assets disposed or adjusted modifying operating lease liabilities	36	586
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(64)
Interest paid	1,741	3,250
Cash paid for income taxes	$2,096	$734
Our cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of June 30, 2021 and December 31, 2020, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	June 30, 2021	December 31, 2020
Current assets	$199,726	$199,417
Current liabilities	(137,924)	(150,294)

Net working capital	$61,802	$49,123
Current ratio*	1.45	1.33
*Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 to the accompanying condensed consolidated financial statements, as of June 30, 2021, the Company was in compliance with all financial maintenance covenants as required by the Wintrust Loans.

Cash Flows (Used in) Provided by Operating Activities
Cash flows used in operating activities were $24.6 million for the six months ended June 30, 2021 compared to cash flows provided by operating activities of $22.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, cash used in operating activities were negatively impacted by an $8.9 million increase in accounts receivable, a $7.5 million decrease in contract liabilities, a $5.5 million decrease in accrued expenses and other current liabilities, and a $3.7 million increase in contract assets.
Cash flows provided by operating activities were $22.5 million for the six months ended June 30, 2020. For the six months ended June 30, 2020, the key components included cash inflows of $3.6 million related to our accounts receivable, $4.9 million related to our contract assets, $16.3 million for our contract liabilities shifting from an underbilled to an overbilled position consistent with our renewed focus on project cash flows and $9.4 million related to accrued expenses and other current liabilities. These cash inflows were offset by outflows of $19.5 million related to our accounts payable, including retainage.
The decrease in operating cash flows during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were mostly attributable to the reduction of our net overbilling position, which resulted in a $32.3 million cash outflow period-over-period, and a $12.5 million period-over-period cash outflow related to the change in accounts receivable. The decrease in our overbilled position was due to the reduction in GCR revenue and the timing of contract billings and the recognition of contract revenue. In addition, the reduction in accounts receivable was due to the timing of billings and collections.
Non-cash charges for depreciation and amortization were $3.0 million for the six months ended June 30, 2021 and $3.1 million for the six months ended June 30, 2020.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.1 million and $0.6 million for the six months ended June 30, 2021, and 2020, respectively. For the six months ended June 30, 2021, $0.5 million was used to purchase property and equipment, offset by $0.4 million in proceeds from the sale of property and equipment. For the six months ended June 30, 2020, $0.7 million was used to purchase property and equipment, offset by $0.1 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $10.3 million for the six months ended June 30, 2021 compared to cash flows used in financing activities of $1.4 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, we received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants and $30.0 million in connection with the refinancing of the 2019 Refinancing Term Loan with the Wintrust Loans. These proceeds were offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, $2.0 million of scheduled principal payments on the Wintrust Term Loan, $1.3 million for payments on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Wintrust Revolving Loan.
For the six months ended June 30, 2020, we borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility and made capital lease payments of $1.3 million.
Debt and Other Obligations
The Company refinanced its 2019 Refinancing and ABL Credit Agreements on February 24, 2021, described below and therefore had no amounts outstanding under these agreements at June 30, 2021. Accordingly, the Company recognized a loss on the early debt extinguishment of $2.0 million. This loss consisted of $2.6 million of debt issuance and debt discount costs, reversed $2.0 million of the CB warrant liability due to the warrants being cancelled on the refinancing date and paid a prepayment penalty of $1.4 million.

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

LFS and each of its subsidiaries were borrowers (the “2019 Refinancing Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement was guaranteed by the Company and LHLLC (each, a “2019 Refinancing Guarantor”, and together with the 2019 Refinancing Borrowers, the “Loan Parties”).

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

2019 Refinancing Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 Refinancing Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At February 24, 2021 (the 2021 refinancing date) and June 30, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

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

Furthermore, the 2019 Refinancing Agreement also contained two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement. The 2019 Refinancing Agreement contained a post-closing covenant requiring the remediation of the Company’s material weakness, as described in Item 9A of its 2018 Annual Report on Form 10-K, no later than December 31, 2020 and provision for updates as to the progress of such remediation, provided that, if such remediation was not completed on or prior to December 31, 2019, (x) the Company would be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin shall be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness was no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.

In connection with the 2019 Refinancing Amendment Number One and Waiver, dated November 14, 2019, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to: (i) require, commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the 2019 Term Loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the administrative agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which shall be paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the 2019 Refinancing Term Loan as additional principal obligations thereunder on and as of the effective date 2019 Refinancing Amendment Number One and Waiver).

During December 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the 2019 Term Loan financing agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the 2019 Refinancing Term Loan financing agreement) equal to or greater than the aggregate outstanding principal amount of the 2019 Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020, the aggregate outstanding principal amount of Term Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) ("December 2020 Waiver") with the lenders party thereto and Cortland Capital Market Services LLC as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

The 2019 Refinancing Term Loan was paid in full on February 24, 2021 as part of the refinancing transaction.

2019 Refinancing Agreement - CB Warrants

In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through February 24, 2021, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the 2019 Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the 2019 Refinancing Closing Date, or (ii) the liquidation of the Company.

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

The CB Warrants liability was included in other long-term liabilities. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 prior to the refinancing date and recorded any adjustments as other income (expense). At both February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on February 24, 2021, there was no liability associated with the CB Warrants recorded as of June 30, 2021. For the six months ended June 30, 2021, the Company recorded other income of $0.1 million to reflect the change in the fair value of the CB Warrants liability. The Company did not record a change in fair value of the warrant liability during the three months ended June 30, 2021 as the CB Warrants liability was extinguished as part of the debt refinancing on February 24, 2021. For the three and six months ended June 30, 2020, the Company recorded other income of $0.1 million and other expense of $0.1 million to reflect the change in the CB Warrants liability.

The proceeds for the 2019 Refinancing Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs were being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method and were expensed on the refinancing date as a loss on early debt extinguishment. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the six months ended June 30, 2021. The Company did not record interest expense for the amortization of the CB Warrants liability and embedded derivative liability debt discounts for the three months ended June 30, 2021 as these debt discounts were extinguished as part of the debt refinancing on February 24, 2021. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

In addition to the amortization of the debt discounts into interest expense, the Company recorded $0.1 million of interest expense for the amortization of debt issuance costs related to the 2019 Refinancing Term Loan for the six months ended June 30, 2021. The Company did not record any interest expense for the amortization of debt issuance costs for the three months ended June 30, 2021 as the debt issuance costs were extinguished as part of the debt refinancing on February 24, 2021. For the three and six months ended June 30, 2020, the Company recorded an additional $0.4 million and $0.7 million of interest expense, respectively, for the amortization of the debt issuance costs related to the 2019 Refinancing Term Loan.

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

The 2019 Refinancing Borrowers and 2019 Refinancing Guarantors under the 2019 ABL Credit Agreement were the same as under the 2019 Refinancing Agreement. The 2019 ABL Credit Agreement was secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.

2019 ABL Credit Agreement - Interest Rates and Fees

The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At February 24, 2021 (the 2021 refinancing date) and June 30, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.
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
In connection with the 2019 ABL Credit Amendment Number One and Waiver, the parties amended certain provisions of the 2019 ABL Credit Agreement, including, among other changes to (i) require the approval of the origination agent and, generally, the lenders representing at least 50.1% of the aggregate undrawn revolving loan commitment or unpaid principal amount of the 2019 Term Loans, prior to effecting any permitted acquisition; (ii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of the 2019 ABL Credit Agreement; and (iii) require the Loan Parties Liquidity as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000, as described above in the Amendment Number One to 2019 Refinancing Agreement and Waiver. As a condition to executing the 2019 ABL Credit Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $7,500.

As noted above in the section titled: 2019 Refinancing Agreement - Other Terms and Conditions, the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the 2019 Term Loan financing agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. The lender has waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.

At February 24, 2021 (the 2021 refinancing date) and December 31, 2020, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

Accounting for the 2019 ABL Credit Agreement

The Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that had been recorded as a non-current deferred asset. The deferred asset was amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method and then expensed on the February 24, 2021 refinancing date as a loss on early debt extinguishment. The Company recorded $0.1 million of interest expense for the amortization of debt issuance costs for the six months ended June 30, 2021. The Company did not record any interest expense for the amortization of debt issuance costs for the three months ended June 30, 2021 as the debt issuance costs were extinguished as part of the debt refinancing on February 24, 2021. For both the three and six months ended June 30, 2020, the Company recorded $0.1 million of interest expense for the amortization of debt issuance costs.

Wintrust Term and Revolving Loans

On February 24, 2021, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into a Credit Agreement (the “Credit Agreement”) by and among the LFS, LHLLC, Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.

In accordance with the terms of the Credit Agreement, Lenders provide to LFS (i) a $30.0 million senior secured term loan (the “Wintrust Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Wintrust Revolving Loan” and, together with the Wintrust Term Loan, the “Wintrust Loans”). Proceeds of the Wintrust Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Wintrust Loans.

The Wintrust Revolving Loan bears interest, at the LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The Wintrust Term Loan bears interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

LFS is required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026. The Wintrust Revolving Loan will mature and become due and payable by LFS on February 24, 2026.

The Wintrust Loans are secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Wintrust Loans shall be jointly and severally guaranteed by each Wintrust Guarantor.

The Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Credit Agreement. The Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.25 to 1.00 through December 31, 2021, and stepping down to 2.00 to 1.00 at all times thereafter, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of June 30, 2021, the Company was in compliance with all financial maintenance covenants as required by the Wintrust Loans.

The following is a summary of the additional margin and commitment fees payable on the available Wintrust Term Loan and Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Additional Margin for Prime Rate loans	Additional Margin for Prime Revolving loans	Additional Margin for Eurodollar Term loans	Additional Margin for Eurodollar Revolving loans	Commitment Fee
I	Greater than 1.00 to 1.00	1.00%	0.50%	4.00%	3.50%	0.25%
II	Less than or equal to 1.00 to 1.00	0.25%	—%	3.50%	3.00%	0.25%
At June 30, 2021, the interest rate in effect on the Wintrust Term Loan was 4.25% and the interest rate in effect on the Wintrust Revolving Loan was 3.75%.

At June 30, 2021, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.

The following table reflects our available funding capacity as of June 30, 2021:

(in thousands)
Cash & cash equivalents		$27,693
Credit agreement:
Revolving credit facility	$25,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		21,595
Total available funding capacity		$49,288
Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts during the six months ended June 30, 2021. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $27.7 million as of June 30, 2021, cash payments to be received from existing and new customers, and availability of borrowing under the revolving line of credit under our Wintrust Loans (pursuant to which we had $21.6 million of availability as of June 30, 2021) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. See Note 1 - Organization and Plan of Business Operations.

Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of June 30, 2021 and December 31, 2020, the Company had approximately $265.3 million and $79.4 million in surety bonds outstanding, respectively. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity.

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
The components of the self-insurance liability are reflected below as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Current liability – workers’ compensation and general liability	$105	$197
Current liability – medical and dental	511	764
Non-current liability	776	890
Total liability	$1,392	$1,851
Restricted cash	$113	$113
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (file No. 333-195695), filed with the U.S. Securities and Exchange Commission on June 30, 2014).
10.1*	Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

*Filed herewith.

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
Date: August 12, 2021