Form 10-Q
period 2021-09-30
Limbach Holdings, Inc.
filed 2021-11-10
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 9, 2021, there were 10,304,242 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$33,302	$42,147
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $285 and $266 as of September 30, 2021 and December 31, 2020, respectively)	98,319	85,767
Contract assets	72,193	67,098
Income tax receivable	217	—
Other current assets	5,539	4,292
Total current assets	209,683	199,417

Property and equipment, net	16,710	19,700
Intangible assets, net	11,386	11,681
Goodwill	6,129	6,129
Operating lease right-of-use assets	15,802	18,751
Deferred tax asset	5,696	6,087
Other assets	272	392
Total assets	$265,678	$262,157

LIABILITIES
Current liabilities:
Current portion of long-term debt	$8,460	$6,536
Current operating lease liabilities	4,061	3,929
Accounts payable, including retainage	70,895	66,763
Contract liabilities	37,003	46,648
Accrued income taxes	245	1,671
Accrued expenses and other current liabilities	22,420	24,747
Total current liabilities	143,084	150,294
Long-term debt	23,094	36,513
Long-term operating lease liabilities	12,495	15,459
Other long-term liabilities	4,030	6,159
Total liabilities	182,703	208,425
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,274,242 issued and outstanding as of September 30, 2021 and 7,926,137 at December 31, 2020	1	1
Additional paid-in capital	84,419	57,612
Accumulated deficit	(1,445)	(3,881)
Total stockholders’ equity	82,975	53,732
Total liabilities and stockholders’ equity	$265,678	$262,157
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$129,177	$163,856	$363,540	$437,813
Cost of revenue	104,714	139,685	303,158	375,083
Gross profit	24,463	24,171	60,382	62,730
Operating expenses:
Selling, general and administrative	18,302	17,045	52,679	47,596
Amortization of intangibles	87	109	295	526
Total operating expenses	18,389	17,154	52,974	48,122
Operating income	6,074	7,017	7,408	14,608
Other (expenses) income:
Interest expense, net	(424)	(2,154)	(2,140)	(6,449)
(Loss) gain on disposition of property and equipment	(49)	3	(41)	18
Loss on early debt extinguishment	—	—	(1,961)	—
(Loss) gain on change in fair value of warrant liability	—	(1,371)	14	(1,312)
Total other expenses	(473)	(3,522)	(4,128)	(7,743)
Income before income taxes	5,601	3,495	3,280	6,865
Income tax provision	1,615	970	844	1,445
Net income	$3,986	$2,525	$2,436	$5,420

Earnings Per Share (“EPS”)
Income per common share:
Basic	$0.39	$0.32	$0.25	$0.69
Diluted	$0.38	$0.31	$0.24	$0.68
Weighted average number of shares outstanding:
Basic	10,266,486	7,890,074	9,915,966	7,844,587
Diluted	10,491,863	8,107,149	10,145,470	7,969,857
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	$1	$82,960	$(6,163)	$76,798
Stock-based compensation	—	—	636	—	636
Shares issued related to vested restricted stock units	3,291	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(7)	—	(7)
Net income	—	—	—	732	732
Balance at June 30, 2021	10,251,696	$1	$83,589	$(5,431)	$78,159
Stock-based compensation	—	—	703	—	703
Shares issued related to vested restricted stock units	6,401	—	—	—	—
Shares issued related to employee stock purchase plan	16,140	—	127		127
Shares issued related to the exercise of warrants	5	—	—		—
Net income	—	—	—	3,986	3,986
Balance at September 30, 2021	10,274,242	$1	$84,419	$(1,445)	$82,975

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2019	7,688,958	$1	$56,557	$(9,688)	$46,870
Stock-based compensation	—	—	295	—	295
Shares issued related to vested restricted stock units	104,905	—	—	—	—
Net loss	—	—	—	(52)	(52)
Balance at March 31, 2020	7,793,863	$1	$56,852	$(9,740)	$47,113
Stock-based compensation	—	—	140	—	140
Shares issued related to vested restricted stock units	59,514	—	—	—	—
Net income	—	—	—	2,947	2,947
Balance at June 30, 2020	7,853,377	$1	$56,992	$(6,793)	$50,200
Stock-based compensation	—	—	304	—	304
Shares issued related to employee stock purchase plan	30,825	—	98	—	98
Shares issued related to vested restricted stock units	10,000	—	—	—	—
Net income	—	—	—	2,525	2,525
Balance at September 30, 2020	7,894,202	$1	$57,394	$(4,268)	$53,127

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$2,436	$5,420
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	4,353	4,635
Provision for doubtful accounts	126	62
Stock-based compensation expense	2,016	739
Noncash operating lease expense	3,152	3,033
Amortization of debt issuance costs	251	1,620
Deferred income tax provision	391	211
Loss (gain) on sale of property and equipment	41	(18)
Loss on early debt extinguishment	1,961	—
(Gain) loss on change in fair value of warrant liability	(14)	1,312
Changes in operating assets and liabilities:
Accounts receivable	(12,678)	(19,834)
Contract assets	(5,095)	8,612
Other current assets	(1,243)	270
Accounts payable, including retainage	4,131	2,695
Prepaid income taxes	(217)	(192)
Accrued taxes payable	(1,426)	1,947
Contract liabilities	(9,645)	18,715
Operating lease liabilities	(3,036)	(3,229)
Accrued expenses and other current liabilities	(2,173)	8,925
Other long-term liabilities	(112)	306
Net cash (used in) provided by operating activities	(16,781)	35,229
Cash flows from investing activities:
Proceeds from sale of property and equipment	421	65
Advances to joint ventures	(2)	(3)
Purchase of property and equipment	(687)	(1,116)
Net cash used in investing activities	(268)	(1,054)
Cash flows from financing activities:
Proceeds from Wintrust Term Loan (as defined in Note 5)	30,000	—
Payments on Wintrust Term Loan	(3,500)	—
Proceeds from 2019 Revolving Credit Facility (as defined in Note 5)	—	7,250
Payments on 2019 Revolving Credit Facility	—	(7,250)
Payments on 2019 Refinancing Term Loan (as defined in Note 5)	(39,000)	(1,000)
Prepayment penalty and other costs associated with early debt extinguishment	(1,376)	—
Proceeds from the sale of common stock	22,773	—
Proceeds from the exercise of warrants	1,989	—
Payments on finance leases	(1,966)	(1,966)
Payments of debt issuance costs	(593)	—
Taxes paid related to net-share settlement of equity awards	(401)	(102)
Proceeds from contributions to Employee Stock Purchase Plan	278	149
Net cash provided by (used in) financing activities	8,204	(2,919)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,845)	31,256
Cash, cash equivalents and restricted cash, beginning of period	42,260	8,457
Cash, cash equivalents and restricted cash, end of period	$33,415	$39,713
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$156	$924
Right of use assets obtained in exchange for new finance lease liabilities	846	2,399
Right of use assets disposed or adjusted modifying operating lease liabilities	47	586
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(64)
Interest paid	2,138	4,817
Cash paid (received) for income taxes	$2,096	$(629)

The accompanying notes are an integral part of these condensed consolidated financial statements
5

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Pittsburgh, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. The Company provides comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefabrication construction, and the complete range of sustainable building solutions. The Company's customers operate in diverse industries including, but not limited to, healthcare, life sciences, data centers, industrial and light manufacturing, entertainment, education and government. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
The Company operates in two segments, which were renamed as of January 1, 2021 to reflect the Company's two distinct approaches to its customer base and to better align with its owner direct strategy. The previously named Construction segment is now known as General Contractor Relationships (“GCR”); the previously named Service segment is now known as Owner Direct Relationships (“ODR”). The Company's operating segments are based on the relationship with its customers, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown, impacts to global supply chains, and the possibility of a continued economic recession. In response to the COVID-19 outbreak, national and local governments around the world instituted certain measures, including travel bans, restrictions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders, recommendations to practice social distancing and vaccine mandates. Certain governmental actions have abated over time, but remain applicable to Limbach's operations in various ways, often varying by state. In some instances, these orders continued to affect certain projects in our GCR and ODR segments during 2021. In limited instances, during fiscal 2020, projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and the Company continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time shutdowns commenced were restarted.
The Company continues to actively manage its response to the COVID-19 pandemic in collaboration with relevant parties and, given that the situation surrounding COVID-19 remains fluid, a number of Company-wide measures undertaken in response to COVID-19 remain in effect to continue to promote the safety and health of its employees and customers.
The Company continues to monitor the short and long term impacts of the pandemic. While our employees and customers have adapted to a new work environment and there continues to be scientific, societal and economic progress to address the effect of COVID-19, there remains significant uncertainty about the future impacts of the pandemic, including the potential effects on our operations. We remain cautiously optimistic about the markets in which we operate and the customers we serve; however, the continued spread of the virus may impact economic activity and could cause projects to be delayed or canceled, or we may experience access restrictions to our customers’ facilities and project sites.
The ongoing effects of the pandemic, including decreased consumer confidence and economic instability, can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our clients may face budget deficits or other financial constraints that prohibit them from funding proposed and existing projects. During the fourth quarter of 2020 and the nine months ended September 30, 2021, several of our business units experienced slowdowns in the closing of sales related to the ongoing effects of the pandemic, which impacted our revenue and profitability. These impacts may continue as the pandemic persists. Further, ongoing economic instability in the global markets, including from the pandemic, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or spending continues to be reduced, our financial condition and results of operations may be adversely affected.
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, and Harper Limbach Construction LLC for all periods presented.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2021, its results of operations and its cash flows for the three and nine months ended September 30, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 25, 2021, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and is meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements or presentation thereof.
Also in October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification. The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements or presentation thereof.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposure. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The guidance is effective for smaller reporting companies on January 1, 2023 with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on its historical experience, the Company does not expect that this pronouncement will have a significant impact in its financial statements or on the estimate of the allowance for doubtful accounts.
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
Note 3 – Revenue from Contracts with Customers
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
The Company generally invoices customers on a monthly basis, based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a contract asset until billable under the contract terms. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a contract liability until the related revenue is recognizable. The Company classifies contract assets and liabilities that may be settled beyond one year from the balance sheet date as current, consistent with the length of time of the Company’s project operating cycle.
Contract assets
Contract assets include costs in excess of billings and estimated earnings and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2021	December 31, 2020	Change
Contract assets
Costs in excess of billings and estimated earnings	$39,772	$31,894	$7,878
Retainage receivable	32,421	35,204	(2,783)
Total contract assets	$72,193	$67,098	$5,095
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
The current estimated net realizable value on such claims and unapproved change orders as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $39.2 million and $33.6 million as of September 30, 2021 and December 31, 2020, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of costs and estimated earnings and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2021	December 31, 2020	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$36,517	$46,020	$(9,503)
Provisions for losses	486	628	(142)
Total contract liabilities	$37,003	$46,648	$(9,645)
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
The net overbilling position for contracts in process consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Revenue earned on uncompleted contracts	$718,366	$752,564
Less: Billings to date	(715,111)	(766,690)
Net underbilling (overbilling)	$3,255	$(14,126)

(in thousands)	September 30, 2021	December 31, 2020
Costs in excess of billings and estimated earnings	$39,772	$31,894
Billings in excess of costs and estimated earnings	(36,517)	(46,020)
Net underbilling (overbilling)	$3,255	$(14,126)
Revisions in Contract Estimates
For the three and nine months ended September 30, 2021 and 2020, the Company recorded revisions in its contract estimates for certain GCR and ODR projects.

For the three months ended September 30, 2021, total net gross profit write-ups were $1.2 million compared total net gross profit write-downs of $0.8 million for the three months ended September 30, 2020. For projects having a material gross profit impact of $0.25 million or more for the three months ended September 30, 2021, this resulted in material gross profit write-downs on three GCR segment projects of $1.4 million. Of the material GCR segment write-downs, one project was within the New England region for $0.6 million, and two projects were within the Southern California region for a total of $0.8 million. The Company also recorded material gross profit write-ups on three GCR segment projects of $1.2 million. Of the material GCR segment write-ups, one project was within the New England region for $0.6 million and two were within the Florida region for a total of $0.6 million. For the three months ended September 30, 2020, the Company recorded material revisions in its contract estimates on five GCR projects which resulted in gross profit write-downs of $2.4 million. Three of these projects were within the Southern California region for a total of $1.8 million. The Company also recorded a $0.4 million material project revision resulting in a gross profit write-up on one GCR project within the Southern California region for the three months ended September 30, 2020.
For the nine months ended September 30, 2021 and 2020, total net gross profit write-downs were $1.3 million and $4.2 million, respectively. For projects having a material gross profit impact of $0.25 million or more, the Company recorded gross profit write-downs on nine GCR segment projects of $5.3 million and one ODR project for $0.3 million. Of the material GCR segment write-downs, three projects were within the Southern California region for a total of $1.8 million, two projects were within the Michigan region for a total of $1.3 million, two projects were within the Eastern Pennsylvania region for a total of $1.2 million, one project was within the New England region for $0.7 million, and one project was within the Mid-Atlantic region for $0.3 million. The Company also materially wrote-down one ODR segment project within the Eastern Pennsylvania region for $0.3 million. The Company also recorded material GCR segment gross profit write-ups of $2.9 million on seven GCR segment projects. Of the material GCR segment write-ups, two projects were within the Florida region for a total of $0.9 million, one project was within the Michigan region for $0.7 million, two projects were within the Ohio region for a total of $0.6 million, one project was within the New England region for $0.4 million and one project was within the Mid-Atlantic region for $0.3 million. For the nine months ended September 30, 2020, the Company recorded eleven material gross profit write-downs and three gross profit write-ups on material GCR projects, resulting in aggregate revisions of $7.5 million and $1.6 million, respectively.
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
As of September 30, 2021, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $345.5 million and $52.8 million, respectively. The Company estimates that 25% and 37% of its GCR and ODR remaining performance obligations as of September 30, 2021, respectively, will be recognized as revenue during the remainder of 2021. The substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 4 – Goodwill and Intangibles
Goodwill
Goodwill was $6.1 million as of September 30, 2021 and December 31, 2020 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount.
During the third quarter of 2021, the Company identified impairment indicators in the form of significant declines in the stock price of the Company's common shares and corresponding market capitalization. Management considered these declines as indicators that the fair value of the ODR reporting unit may have been below its carrying amount, and the performance of an interim quantitative goodwill impairment assessment was required. In estimating the fair value of the ODR reporting unit, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future cash flows generated from existing work and new awards, projected operating margins and changes in working capital. The Company used the market approach’s comparable company method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry.
As a result of the interim assessment, the Company determined that the fair value of the ODR reporting unit was greater than its respective carrying value. The impairment assessment concluded significant headroom of $33.3 million, or 169%, for the ODR reporting unit. No impairment to goodwill was recorded during the three months ended September 30, 2021. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair value of the ODR reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2021(1)
Amortized intangible assets:
Customer relationships – ODR	$4,710	$(3,396)	$1,314
Favorable leasehold interests(2)	190	(78)	112
Total amortized intangible assets	4,900	(3,474)	1,426
Unamortized intangible assets:
Trade name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$14,860	$(3,474)	$11,386

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2020(1)
Amortized intangible assets:
Customer relationships – ODR	$4,710	$(3,112)	$1,598
Favorable leasehold interests	530	(407)	123
Total amortized intangible assets	5,240	(3,519)	1,721
Unamortized intangible assets:
Trade name	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,519)	$11,681
(1)     The Backlog-Construction intangible asset previously shown at December 31, 2020 has been fully amortized. Accordingly, its gross carrying amount of $4.8 million and corresponding accumulated amortization of $4.8 million have been removed from the table.
(2)     During the first quarter of 2021, the Company reduced the gross carrying amount and accumulated amortization associated with its favorable leasehold interests intangible asset by $0.3 million due to the lease termination of its Western Pennsylvania office associated with the intangible asset.
Customer relationship-related intangible assets are amortized over the period the Company expects to receive the related economic benefit based upon estimated future net cash flows. Favorable leasehold interest-related intangible assets are amortized on a straight-line basis over the remaining lease terms. Total amortization expense for the Company's definite-lived intangible assets was $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2020, respectively.

The Company has previously determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and therefore is an established brand within the industry.
During the third quarter of 2021, the Company performed a quantitative impairment test on its indefinite-lived intangible assets due to the triggering events described in the goodwill impairment summary above. The fair value of the Company's trade name was estimated using an income approach, specifically known as the relief-from-royalty method. The relief-from-royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenues. As a result of the interim assessment, the Company determined that the fair value of the Company's indefinite-lived intangible asset was greater than its respective carrying value. The impairment assessment concluded headroom of $1.0 million, or 10%, for the Company's trade name. The Company did not recognize an impairment charge on its indefinite-lived intangible asset for the three and nine months ended September 30, 2021 and 2020.
Note 5 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2021	December 31, 2020
2019 Refinancing Term Loan - term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	$—	$39,000
2019 Revolving Credit Facility	—	—
Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in March 2021) plus interest through February 2026	26,500	—
Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.70% to 6.45% through 2025	5,338	6,459
Total debt	31,838	45,459
Less - Current portion of long-term debt	(8,460)	(6,536)
Less - Unamortized discount and debt issuance costs	(284)	(2,410)
Long-term debt	$23,094	$36,513
On February 24, 2021 (the “2021 Refinancing Date”), the Company refinanced its 2019 Refinancing Term Loan (defined below) and 2019 Revolving Credit Facility (defined below) with proceeds from the issuance of the Wintrust Term Loan (defined below) (the “2021 Refinancing”). As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements (defined below) and terminated its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility. In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants (defined below) liability and the prepayment penalty and other extinguishment costs of $1.4 million.
2019 Refinancing Agreement - 2019 Term Loans
On April 12, 2019 (the “Refinancing Closing Date”), LFS entered into a financing agreement (as amended, the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC, as origination agent (“CB”). The 2019 Refinancing Agreement consisted of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). On November 14, 2019, the Company entered into an amendment to the 2019 Refinancing Agreement which, among other things, amended the interest rate and certain covenants in the 2019 Refinancing Agreement.
Prior to its refinancing in February 2021, the 2019 Refinancing Agreement would have matured in April 2022. Required amortization was $1.0 million per quarter and commenced with the fiscal quarter ending September 30, 2020. There was an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there was a make-whole premium on prepayments made prior to the 19-month anniversary of the Refinancing Closing Date. This make-whole provision guaranteed that the Company would pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.
The interest rate on borrowings under the 2019 Refinancing Agreement was, at the option of LFS and its subsidiaries, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At the 2021 Refinancing Date and September 30, 2020, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

2019 Refinancing Agreement - CB Warrants
In connection with the 2019 Refinancing Agreement, on the Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the Refinancing Closing Date through the 2021 Refinancing Date, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the 2019 Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the 2019 Refinancing Closing Date, or (ii) the liquidation of the Company.
The CB Warrants represented a freestanding financial instrument that was classified as a liability because the CB Warrants met the definition of a derivative instrument that does not meet the equity scope exception (i.e., the CB Warrants were not indexed to the entity’s own equity). In addition, the material weakness penalty described in the 2019 Refinancing Agreement was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represented a non-credit related embedded feature that provides for net settlement. Both the CB Warrants liability and the embedded derivative liability were required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the Refinancing Closing Date. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach. See Note 7 for further discussion on the fair value measurements associated with the CB Warrants.
2019 ABL Credit Agreement
On the Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consisted of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility were to be used for general corporate purposes. On November 14, 2019, the Company entered into an amendment to the 2019 ABL Credit Agreement (as amended, 2019 ABL Credit Amendment Number One and Waiver), which amended certain provisions under the 2019 ABL Credit Agreement.
The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the option of LFS and its subsidiaries, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At the 2021 Refinancing Date and September 30, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.
As of the 2021 Refinancing Date and December 31, 2020, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program. Prior to its refinancing in February 2021, the 2019 ABL Agreement would have matured in April 2022.
Wintrust Term and Revolving Loans
On the 2021 Refinancing Date, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into a Credit Agreement (the “2021 Credit Agreement”) by and among the LFS, LHLLC, Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.
In accordance with the terms of the Credit Agreement, Lenders provided to LFS (i) a $30.0 million senior secured term loan (the “Wintrust Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Wintrust Revolving Loan” and, together with the Wintrust Term Loan, the “Wintrust Loans”). Proceeds of the Wintrust Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Wintrust Loans.
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
The Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Credit Agreement. The Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.25 to 1.00 through December 31, 2021, and stepping down to 2.00 to 1.00 at all times thereafter, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending March 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of September 30, 2021, the Company was in compliance with all financial maintenance covenants as required by the Wintrust Loans.
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
At September 30, 2021, the interest rate in effect on the Wintrust Term Loan was 4.25% and the interest rate in effect on the Wintrust Revolving Loan was 3.75%.

At September 30, 2021, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.
Note 6 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants (each defined below). The Merger Warrants and Additional Merger Warrants (each defined below) were issued in conjunction with the Company's business combination with LHLLC in July 2016 (the “Business Combination”).

	September 30, 2021	December 31, 2020
Public Warrants(1)(6)	—	2,300,000
Private Warrants(2)(6)	—	99,000
$15 Exercise Price Sponsor Warrants(3)(6)	600,000	600,000
Merger Warrants(4)(7)	629,643	631,119
Additional Merger Warrants(5)(7)	—	946,680
Total	1,229,643	4,576,799
(1)    Exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Public Warrants”).
(2)    Exercisable for one-half of one share of common stock at an exercise price of $5.75 per half share ($11.50 per whole share) (“Private Warrants”).
(3)    Exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”).
(4)    Exercisable for one share of common share at an exercise price of $12.50 per share (“Merger Warrants”).
(5)    Exercisable for one share of common stock at an exercise price of $11.50 per share (“Additional Merger Warrants”).
(6)    Issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company.
(7)    Issued to the sellers of LHLLC.

On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms.
Incentive Plan
Upon the consummation of the Business Combination, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) for which all future equity awards will be granted thereunder.
On May 24, 2020, the Board of Directors approved further amendments to the Company's initial Omnibus Incentive Plan (“2020 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 500,000, for a total of 1,650,000 shares, and extend the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2020 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on July 14, 2020.
On March 9, 2021, the Board of Directors approved amendments to the Company's 2020 Amended and Restated Omnibus Incentive Plan (the “2021 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 600,000, for a total of 2,250,000 shares, and extend the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2021 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 16, 2021.
See Note 13 for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of not less than 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2021 and July 2021, the Company issued 8,928 and 16,140 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan through the December 31, 2020 and June 30, 2021 offering periods, respectively. For the nine months ended September 30, 2020, the Company issued a total of 39,753 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending June 30, 2020. As of September 30, 2021, 444,107 shares remain available for future issuance under the ESPP.

2021 Public Offering
On February 10, 2021 the Company entered into an underwriting agreement (“Underwriting Agreement”) with Lake Street Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering (the “2021 Public Offering”). On February 12, 2021, the Company sold to the Underwriter 1,783,500 shares of its Common Stock. The Underwriting Agreement provided for purchase and sale of the Shares by the company to the Underwriter at a price of $11.28 per share. The price to the public in the 2021 Public Offering was $12.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 267,525 shares of Common Stock to cover over-allotments, if any, on the same terms and conditions. The net proceeds to the Company from the 2021 Public Offering after deducting the underwriting discounts and commissions were approximately $19.8 million. On February 18, 2021, the Company received approximately $3.0 million of net proceeds for the sale of 267,525 shares in connection with the exercise of the over-allotment option.
Note 7 – Fair Value Measurements
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
As discussed in Note 5, prior to its termination as a result of the 2021 Refinancing, the Company's CB Warrants were determined using the Black-Scholes-Merton option pricing model. The valuation inputs included the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which were considered Level 3 inputs. The CB Warrants liability was included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 and recorded any adjustments to other income (expense). At both February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on the 2021 Refinancing Date, there was no liability associated with the CB Warrants recorded as of September 30, 2021. For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded other income of $0.1 million to reflect the change in the fair value of the CB Warrants liability. For the three and nine months ended September 30, 2020, the Company recorded other expense of $1.4 million and $1.3 million to reflect the change in the CB Warrants liability.
The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short maturity of the instruments; as such, their fair values are Level 1 fair value measurements. The carrying values of borrowings under the 2019 Refinancing Term Loan (prior to its termination), the Wintrust Term Loan, the 2019 Revolving Credit Facility (prior to its termination) and the Wintrust Revolving Loan approximate fair value due to the variable rates on such debt. As of February 24, 2021 and December 31, 2020, the Company determined that the fair value of the 2019 Revolving Term Loan was $39.0 million. As of September 30, 2021, the Company determined that the fair value of the Wintrust Term Loan was $26.5 million. Such fair values were determined using discounted estimated future cash flows using Level 3 inputs.
Note 8 – Earnings per Share
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
EPS numerator:
Net income	$3,986	$2,525	$2,436	$5,420

EPS denominator:
Weighted average shares outstanding – basic	10,266	7,890	9,916	7,845
Impact of dilutive securities	226	217	229	125
Weighted average shares outstanding – diluted	10,492	8,107	10,145	7,970

EPS:
Basic	$0.39	$0.32	$0.25	$0.69
Diluted(1)	$0.38	$0.31	$0.24	$0.68
(1)    Diluted EPS assumes the dilutive effect of outstanding common stock warrants and RSUs using the treasury stock method.
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three months ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Out-of-the-money warrants (see Note 6)(1)	1,885,202	4,576,799	3,571,833	4,576,799
Service-based RSUs (See Note 13)	290	—	155	538
Performance and market-based RSUs(2)	36,305	—	8,707	—
Employee Stock Purchase Plan	—	8,375	—	4,375
Total	1,921,797	4,585,174	3,580,695	4,581,712
(1)    On July 20, 2021, 2,140,214 Public Warrants, 99,000 Private Warrants, and 935,068 Additional Merger Warrants expired by their terms. Through their date of expiration, the Company calculated, on a security-by-security basis, the average market price for the portion of the period in which these securities were outstanding and concluded that these warrants were considered out-of-the-money, and therefore, were not included in the computation of diluted income per common share.
(2)    For the three and nine months ended September 30, 2021 and 2020, certain PRSU and MRSU awards (each defined in Note 13) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
Note 9 – Income Taxes
The Company is taxed as a C corporation.
For interim periods, the provision for income taxes (including federal, state, local and foreign taxes) is calculated based on the estimated annual effective tax rate, adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The Company had an effective tax rate of 28.8% and 25.7% for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, the Company had an effective tax rate of 27.8% and 21.1%, respectively.
No valuation allowance was required as of September 30, 2021 or December 31, 2020.
The Company had previously recorded a liability for unrecognized tax benefits (“UTBs”) related to tax positions taken on its various income tax returns in open tax periods. When recognized, a portion of the UTBs would favorably impact the effective tax rate that is reported in future periods. The Company filed to change an improper tax method of accounting in the fourth quarter of 2020 related to the UTBs that affords the Company IRS audit protection in past periods. Therefore, the total UTBs were reduced in the fourth quarter of 2020. The Company had no UTBs as of September 30, 2021 and December 31, 2020.
Note 10 – Operating Segments
As discussed in Note 1, on January 1, 2021, the Company renamed its two operating segments to reflect the Company's two distinct approaches to its customer base and to better align with its owner direct strategy. The previously named Construction segment is now known as GCR and the previously named Service segment is now known as ODR. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The CODM evaluates performance based on income from operations of the respective segments after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction activity into one GCR reportable segment and all of the service branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. The Company's corporate department provides general and administrative support services to its two operating segments. The CODM allocates costs between segments for selling, general and administrative and depreciation expense.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. Interest expense is not allocated to segments because of the corporate management of debt service including interest.
Condensed consolidated segment information for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Statement of Operations Data:
Revenue:
GCR	$89,950	$130,498	$262,304	$345,921
ODR	39,227	33,358	101,236	91,892
Total revenue	129,177	163,856	363,540	437,813

Gross profit:
GCR	12,754	14,848	31,034	38,043
ODR	11,709	9,323	29,348	24,687
Total gross profit	24,463	24,171	60,382	62,730

Selling, general and administrative:
GCR	9,586	10,501	27,770	28,700
ODR	8,013	6,240	22,893	18,157
Corporate	703	304	2,016	739
Total selling, general and administrative	18,302	17,045	52,679	47,596
Amortization of intangibles	87	109	295	526
Operating income	$6,074	$7,017	$7,408	$14,608

Less unallocated amounts:
Interest expense, net	(424)	(2,154)	(2,140)	(6,449)
Loss on early debt extinguishment	—	—	(1,961)	—
(Loss) gain on disposition of property and equipment	(49)	3	(41)	18
(Loss) gain on change in fair value of warrant liability	—	(1,371)	14	(1,312)
Total unallocated amounts	(473)	(3,522)	(4,128)	(7,743)
Income before income taxes	$5,601	$3,495	$3,280	$6,865

Other Data:
Depreciation and amortization:
GCR	$1,035	$1,046	$3,091	$3,108
ODR	267	340	967	1,001
Corporate	87	109	295	526
Total other data	$1,389	$1,495	$4,353	$4,635
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is also not allocated to segments because of the Company’s corporate management of debt service, including interest.
Note 11 - Leases
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
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased vehicles. For all leased asset classes, the Company has elected to not separate non-lease components from lease components and will account for each separate lease component and non-lease component associated with the lease as a single lease component. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For the Company's leased vehicles, the Company uses the interest rate implicit in its leases with the lessor to discount lease payments at the lease commencement date. When the implicit rate is not readily available, as is the case with the Company's real estate leases, the Company uses quoted borrowing rates on its secured debt.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets (a)	$15,802	$18,751
Finance	Property and equipment, net (b)	5,116	6,242
Total lease assets		$20,918	$24,993

Liabilities
Current
Operating	Current operating lease liabilities	$4,061	$3,929
Finance	Current portion of long-term debt	2,460	2,536
Noncurrent
Operating	Long-term operating lease liabilities	12,495	15,459
Finance	Long-term debt	2,878	3,923
Total lease liabilities		$21,894	$25,847
(a)     Operating lease assets are recorded net of accumulated amortization of $15.0 million at September 30, 2021 and $11.9 million at December 31, 2020.
(b)    Finance lease assets are recorded net of accumulated amortization of $5.8 million at September 30, 2021 and $5.3 million at December 31, 2020.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2021	2020	2021	2020
Operating lease cost	Cost of revenue(a)	$716	$882	$2,088	$2,658
Operating lease cost	Selling, general and administrative(a)	553	355	1,724	1,110
Finance lease cost
Amortization	Cost of revenue(b)	644	684	1,971	2,001
Interest	Interest expense, net(b)	72	89	236	269
Total lease cost		$1,985	$2,010	$6,019	$6,038
(a)    Operating lease costs recorded in cost of sales includes $0.2 million and $0.4 million of variable lease costs for the three and nine months ended September 30, 2021, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2020, respectively. In addition, $0.1 million and $0.3 million of variable leases costs are included in Selling, general and administrative for the three and nine months ended September 30, 2021, respectively, and zero and $0.2 million for the three and nine months ended September 30, 2020 respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(b)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative for the three and nine months ended September 30, 2021 and 2020.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2021 were as follows:

Year ending (in thousands):	Finance Leases	Operating Leases
Remainder of 2021	$718	$1,242
2022	2,539	4,624
2023	1,544	3,516
2024	733	2,917
2025	169	2,409
Thereafter	—	4,043
Total minimum lease payments	$5,703	$18,751
Amounts representing interest	(365)
Present value of net minimum lease payments	$5,338
The following is a summary of the lease terms and discount rates:

	September 30, 2021	December 31, 2020
Weighted average lease term (in years):
Operating	4.99	5.48
Finance	2.48	2.78

Weighted average discount rate:
Operating	4.84%	4.83%
Finance	5.37%	5.50%
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,696	$3,963
Operating cash flows from finance leases	236	269
Financing cash flows from finance leases	1,966	1,966
Right-of-use assets exchanged for lease liabilities:
Operating leases	$156	924
Finance leases	846	2,399
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$47	586
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$—	(64)
Note 12 – Commitments and Contingencies
Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, and other unrelated parties, all arising in the ordinary courses of business. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the condensed consolidated financial statements. In the opinion of the Company’s management, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. - North, filed a Demand for Arbitration in the state of Michigan against the Company's wholly-owned subsidiary, Limbach Company LLC. The demand seeks damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance. In October of 2021, Lanzo and the

Company negotiated a confidential settlement pursuant to which Lanzo paid the Company to resolve all claims, resulting in the matter being concluded.
On January 23, 2020, plaintiff, Bernards Bros. Inc., filed a complaint against Limbach Holdings, Inc. in Superior Court of the State of California for the County of Los Angeles against Limbach Holdings, Inc. The complaint alleges that the Company's Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work. The Company is vigorously defending the suit. A non-binding mediation took place on August 19, 2021 that did not result in a settlement. Trial is currently expected to take place in February 2022. As of September 30, 2021, the Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against the Company's wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach, as well as seeks to enforce payment obligations under payment and stop notice release bonds. The Company disputes the allegations and intends to vigorously defend the suit, which is currently set for trial in May of 2022. As of September 30, 2021, the Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
Surety. The terms of its construction contracts frequently require that the Company obtains from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2021, the Company had approximately $230.7 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles we absorb under our insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $4.4 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the consolidated balance sheet. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheet.
The Company is self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as a current liability in accrued expenses and other current liabilities.
The components of the self-insurance liability as of September 30, 2021 and December 31, 2020 are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Current liability — workers’ compensation and general liability	$94	$197
Current liability — medical and dental	540	764
Non-current liability	776	890
Total liability shown in Accrued expenses and other current liabilities	$1,410	$1,851
Restricted cash	$113	$113
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 13 – Management Incentive Plans
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
Following the further amendment and restatement of the Omnibus Incentive Plan upon approval of the Company's stockholders on June 16, 2021, the Company has reserved a total of 2,250,000 shares of its common stock for issuance under the Omnibus Incentive Plan. See Note 6 for a further description of the Omnibus Incentive Plan. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
During the first nine months of 2021, the Company granted 123,407 service-based RSUs to its executives, certain employees, and non-employee directors under the Omnibus Incentive Plan.
The following table summarizes the Company's service-based RSU activity for the nine months ended September 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	285,799	$6.32
Granted	123,407	12.17
Vested	(112,784)	6.76
Forfeited	(2,333)	8.27
Unvested at September 30, 2021	294,089	$8.59
Performance-Based Awards
During the first nine months of 2021, the Company granted 185,367 performance-based RSUs (“PRSUs”) to its executives and certain employees under the Omnibus Incentive Plan. The Company will recognize stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of certain performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and nine months ended September 30, 2021, the Company recognized $0.2 million and $0.6 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the three and nine months ended September 30, 2020, the Company recognized $0.1 million of stock-based compensation expense related to outstanding PRSUs, respectively.
The following table summarizes the Company's PRSU activity for the nine months ended September 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	99,500	$4.23
Granted	185,367	12.26
Vested	—	—
Forfeited	(4,167)	8.92
Unvested at September 30, 2021	280,700	$9.46
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
The following table summarizes the Company's market-based RSU (“MRSUs”) activity for the nine months ended September 30, 2021:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2021	102,500	$8.26
Total recognized stock-based compensation expense amounted to $0.7 million and $2.0 million for the three and nine months ended September 30, 2021, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2021 and 2020 was $1.4 million and $0.6 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $2.9 million at September 30, 2021. These costs are expected to be recognized over a weighted average period of 1.87 years.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in subsequent Quarterly Reports on Form 10-Q. See “Item 1A. Risk Factors” in this Form 10-Q for certain periodic updates to the Company's risk factors. We assume no obligation to update any of these forward-looking statements.
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Part I, "Item 1. Financial Statements."
Overview
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
As of January 1, 2021, the Company renamed its existing two reportable segments to reflect our distinct approaches to its customer base and to better align with its owner direct strategy. The previously named Construction Segment is now known as General Contractor Relationships (“GCR”); the previously named Service Segment is now known as Owner Direct Relationships (“ODR”). The Company operates in two segments that are based on the relationship with its customers, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing or electrical services and are awarded to the Company by general contractors or construction managers and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Key Components of Condensed Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to our customers. The duration of our contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. We believe that our extensive experience in HVAC, plumbing, and electrical projects, and our internal cost review procedures during the bidding process, enable us to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
The Company generally invoices customers on a monthly basis based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a contract asset until billable under the contract terms. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a contract liability until the related revenue is recognizable.
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
Selling, General and Administrative
Selling, general and administrative (“SG&A”) consist primarily of personnel costs for our administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of our business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets, primarily including leasehold interests and certain customer relationships in the ODR segment.
Other Income (Expense)
Other income (expense) consists primarily of interest expense incurred in connection with the Company's debt, net of interest income, loss on early debt extinguishment, gain and loss on the sale of property and equipment and changes in fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.

Income Taxes
The Company is taxed as a C corporation and its financial results include the effects of federal income taxes which are paid at the parent level.
For interim periods, the provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with ASC Topic 740 – Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
Operating Segments
The Company manages and measure the performance of its business in two operating segments. These segments are reflective of how the Company’s Chief Operating Decision Makers (“CODM”) reviews its operating results for the purposes of allocating resources and assessing performance. Our CODM is comprised of our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. Our corporate department provides general and administrative support services to our two operating segments. We allocate costs between segments for selling, general and administrative and depreciation expense. Interest expense is not allocated to segments because of the corporate management of debt service. See Note 10 for further discussion on the Company's operating segments.

Comparison of Results of Operations for the three months ended September 30, 2021 and 2020
The following table presents operating results for the three months ended September 30, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2021			2020
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$89,950	69.6%		$130,498	79.6%
ODR	39,227	30.4%		33,358	20.4%
Total revenue	129,177	100.0%		163,856	100.0%

Gross profit:
GCR	12,754	14.2%	(1)	14,848	11.4%	(1)
ODR	11,709	29.8%	(2)	9,323	27.9%	(2)
Total gross profit	24,463	18.9%		24,171	14.8%

Selling, general and administrative:
GCR	9,586	10.7%	(1)	10,501	8.0%	(1)
ODR	8,013	20.4%	(2)	6,240	18.7%	(2)
Corporate	703	0.5%		304	0.2%
Total selling, general and administrative	18,302	14.2%		17,045	10.4%

Amortization of intangibles (Corporate)	87	0.1%		109	0.1%

Operating income (loss):
GCR	3,168	3.5%	(1)	4,347	3.3%	(1)
ODR	3,696	9.4%	(2)	3,083	9.2%	(2)
Corporate	(790)	—%		(413)	—%
Total operating income	6,074	4.7%		7,017	4.3%

Other expenses (Corporate)	(473)	(0.4)%		(3,522)	(2.1)%
Total consolidated income before income taxes	5,601	4.3%		3,495	2.1%
Income tax provision	1,615	1.3%		970	0.6%
Net income	$3,986	3.1%		$2,525	1.5%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$89,950	$130,498	$(40,548)	(31.1)%
ODR	39,227	33,358	5,869	17.6%
Total revenue	$129,177	$163,856	$(34,679)	(21.2)%
Revenue for the three months ended September 30, 2021 decreased by $34.7 million compared to the three months ended September 30, 2020. GCR revenue decreased by $40.5 million, or 31.1%, while ODR revenue increased by $5.9 million, or 17.6%. The decrease in period over period GCR segment revenue was primarily due to a planned decrease in the Southern California operating region and decreased revenue across the majority of the Company's operating regions. The increase in period over period ODR segment revenue was primarily due to increases in the Ohio, Michigan, Eastern Pennsylvania and New Jersey regions, offset partly by declines in ODR revenue in Florida, Mid-Atlantic and New England. Maintenance contract revenue, a component of ODR revenue, increased by $0.3 million period over period.
Gross Profit

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Gross Profit:
GCR	$12,754	$14,848	$(2,094)	(14.1)%
ODR	11,709	9,323	2,386	25.6%
Total gross profit	$24,463	$24,171	$292	1.2%

Total gross profit as a percentage of consolidated total revenue	18.9%	14.8%
The Company's gross profit for the three months ended September 30, 2021 increased by $0.3 million compared to the three months ended September 30, 2020. GCR gross profit decreased $2.1 million, or 14.1%, largely due to lower revenue, despite having a higher margin. ODR gross profit increased $2.4 million, or 25.6%, due to an increase in revenue at higher margins. The total gross profit percentage increased from 14.8% for the three months ended September 30, 2020 to 18.9% for the same period ended in 2021, mainly driven by the mix of higher margin ODR segment work.
We recorded revisions in our contract estimates for certain GCR and ODR projects. For the three months ended September 30, 2021, total net gross profit write-ups were $1.2 million compared to total net gross profit write-downs of $0.8 million for the three months ended September 30, 2020. For projects having a material gross profit impact of $0.25 million or more for the three months ended September 30, 2021, this resulted in material gross profit write-downs on three GCR segment projects of $1.4 million. Of the material GCR segment write-downs, one project was within the New England region for $0.6 million, and two projects were within the Southern California region for a total of $0.8 million. The Company also recorded material gross profit write-ups on three GCR segment projects of $1.2 million. Of the material GCR segment write-ups, one project was within the New England region for $0.6 million and two were within the Florida region for a total of $0.6 million. For the three months ended September 30, 2020, the Company recorded material revisions in its contract estimates on five GCR projects which resulted in gross profit write-downs of $2.4 million. Three of these projects were within the Southern California region for a total of $1.8 million. The Company also recorded a $0.4 million material project revision resulting in a gross profit write-up on one GCR project within the Southern California region for the three months ended September 30, 2020.

Selling, General and Administrative

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$9,586	$10,501	$(915)	(8.7)%
ODR	8,013	6,240	1,773	28.4%
Corporate	703	304	399	131.3%
Total selling, general and administrative	$18,302	$17,045	$1,257	7.4%

Selling, general and administrative as a percentage of consolidated total revenue	14.2%	10.4%
The Company's SG&A expense for the three months ended September 30, 2021 increased by approximately $1.3 million compared to the three months ended September 30, 2020. The increase in SG&A was primarily due to a $0.7 million increase in travel and entertainment expenses, a $0.4 million increase in stock-based compensation expense and a $0.3 million increase in rent expense. Travel and entertainment expenses during the three months ended September 30, 2021 were higher than the three months ended September 30, 2020 due to temporary, pandemic-driven operational reductions in 2020 and our continued investment in ODR expansion in 2021. Additionally, SG&A as a percentage of revenues were 14.2% for the three months ended September 30, 2021 and 10.4% for the three months ended September 30, 2020.
Amortization of Intangibles

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$87	$109	$(22)	(20.2)%
Total amortization expense for the three months ended September 30, 2021 was $0.1 million as compared to $0.1 million for the three months ended September 30, 2020. See Note 4 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(424)	$(2,154)	$1,730	(80.3)%
(Loss) gain on disposition of property and equipment	(49)	3	(52)	(1,733.3)%
Loss on change in fair value of warrant liability	—	(1,371)	1,371	(100.0)%
Total other expenses	$(473)	$(3,522)	$3,049	(86.6)%
Other income (expenses) consisted of interest expense of $0.4 million for the three months ended September 30, 2021 as compared to $2.2 million for the three months ended September 30, 2020. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing. The decrease in total other expenses was also attributable to a $1.4 million loss recorded during the three months ended September 30, 2020 to recognize the change in fair value of the CB Warrants liability.
Income Taxes
The Company recorded a $1.6 million and $1.0 million income tax provision for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was 28.8% and 27.8% for the three months ended September 30, 2021 and 2020, respectively.

Comparison of Results of Operations for the nine months ended September 30, 2021 and 2020
The following table presents operating results for the nine months ended September 30, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine months ended September 30,
	2021			2020
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$262,304	72.2%		$345,921	79.0%
ODR	101,236	27.8%		91,892	21.0%
Total revenue	363,540	100.0%		437,813	100.0%

Gross profit:
GCR	31,034	11.8%	(1)	38,043	11.0%	(1)
ODR	29,348	29.0%	(2)	24,687	26.9%	(2)
Total gross profit	60,382	16.6%		62,730	14.3%

Selling, general and administrative:
GCR	27,770	10.6%	(1)	28,700	8.3%	(1)
ODR	22,893	22.6%	(2)	18,157	19.8%	(2)
Corporate	2,016	0.6%		739	0.2%
Total selling, general and administrative	52,679	14.5%		47,596	10.9%

Amortization of intangibles (Corporate)	295	0.1%		526	0.1%

Operating income (loss):
GCR	3,264	1.2%	(1)	9,343	2.7%	(1)
ODR	6,455	6.4%	(2)	6,530	7.1%	(2)
Corporate	(2,311)	—%		(1,265)	—%
Total operating income	7,408	2.0%		14,608	3.3%

Other expenses (Corporate)	(4,128)	(1.1)%		(7,743)	(1.8)%
Total consolidated income before income taxes	3,280	0.9%		6,865	1.6%
Income tax provision	844	0.2%		1,445	0.3%
Net income	$2,436	0.7%		$5,420	1.2%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$262,304	$345,921	$(83,617)	(24.2)%
ODR	101,236	91,892	9,344	10.2%
Total revenue	$363,540	$437,813	$(74,273)	(17.0)%
Revenue for the nine months ended September 30, 2021 decreased by $74.3 million compared to the revenue for the nine months ended September 30, 2020. GCR revenue decreased by $83.6 million, or 24.2%, while ODR revenue increased by $9.3 million, or 10.2%. The decrease in GCR segment revenue was primarily due to a planned decrease in the Southern California and decreased revenue across the majority of the Company's operating regions. The increase in ODR segment revenue was primarily due to increases in the Ohio, Eastern Pennsylvania and Michigan regions, offset partially by declines in ODR revenue in Florida and Mid-Atlantic. Maintenance contract revenue, a component of ODR revenue, increased by $0.7 million compared to the nine months ended September 30, 2020.
Gross Profit

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Gross Profit:
GCR	$31,034	$38,043	$(7,009)	(18.4)%
ODR	29,348	24,687	4,661	18.9%
Total gross profit	$60,382	$62,730	$(2,348)	(3.7)%

Total gross profit as a percentage of consolidated total revenue	16.6%	14.3%
The Company's gross profit for the nine months ended September 30, 2021 decreased by $2.3 million compared to the nine months ended September 30, 2020. GCR gross profit decreased $7.0 million, or 18.4%, largely due to lower revenue, despite having slightly higher margins. ODR gross profit increased $4.7 million, or 18.9%, due to an increase in revenue at higher margins. The total gross profit percentage increased from 14.3% for the nine months ended September 30, 2020 to 16.6% for the same period ended in 2021, mainly driven by the mix of higher margin ODR segment work.

For the nine months ended September 30, 2021 and 2020, total net gross profit write-downs were $1.3 million and $4.2 million, respectively. For projects having a material gross profit impact of $0.25 million or more, the Company recorded gross profit write-downs on nine GCR segment projects of $5.3 million and one ODR project for $0.3 million. Of the material GCR segment write-downs, three projects were within the Southern California region for a total of $1.8 million, two projects were within the Michigan region for a total of $1.3 million, two projects were within the Eastern Pennsylvania region for a total of $1.2 million, one project was within the New England region for $0.7 million, and one project was within the Mid-Atlantic region for $0.3 million. The Company also materially wrote-down one ODR segment project within the Eastern Pennsylvania region for $0.3 million. The Company also recorded material GCR segment gross profit write-ups of $2.9 million on seven GCR segment projects. Of the material GCR segment write-ups, two projects were within the Florida region for a total of $0.9 million, one project was within the Michigan region for $0.7 million, two projects were within the Ohio region for a total of $0.6 million, one project was within the New England region for $0.4 million and one project was within the Mid-Atlantic region for $0.3 million. For the nine months ended September 30, 2020, the Company recorded eleven material gross profit write-downs and three gross profit write-ups on material GCR projects, resulting in aggregate revisions of $7.5 million and $1.6 million, respectively.

Selling, General and Administrative

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$27,770	$28,700	$(930)	(3.2)%
ODR	22,893	18,157	4,736	26.1%
Corporate	2,016	739	1,277	172.8%
Total selling, general and administrative	$52,679	$47,596	$5,083	10.7%

Selling, general and administrative as a percentage of consolidated total revenue	14.5%	10.9%
The Company's SG&A expense for the nine months ended September 30, 2021 increased by approximately $5.1 million compared to the nine months ended September 30, 2020. The increase in SG&A was primarily due to a $1.3 million increase in stock-based compensation expense, a $0.9 million increase in professional services, a $0.9 million increase in rent expense and a $0.8 million increase travel and entertainment expense. Additionally, SG&A as a percentage of revenues were 14.5% for the nine months ended September 30, 2021 and 10.9% for the nine months ended September 30, 2020.
Amortization of Intangibles

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$295	$526	$(231)	(43.9)%
Amortization expense for the nine months ended September 30, 2021 was $0.3 million compared to $0.5 million for the nine months ended September 30, 2020. See Note 4 for further information on the Company's intangible assets.
Other Expenses

	Nine months ended September 30,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(2,140)	$(6,449)	$4,309	(66.8)%
Gain on disposition of property and equipment	(41)	18	(59)	(327.8)%
Loss on early debt extinguishment	(1,961)	—	(1,961)	100.0%
Gain on change in fair value of warrant liability	14	(1,312)	1,326	(101.1)%
Total other expenses	$(4,128)	$(7,743)	$3,615	(46.7)%
Other (expenses) income consisted of interest expense of $2.1 million for the nine months ended September 30, 2021 as compared to $6.4 million for the nine months ended September 30, 2020. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing. The decrease in other expenses period over period was also attributable to a loss of $1.3 million associated with the change in fair value of the CB Warrants liability. These decreases were partially offset by a $2.0 million loss on the early extinguishment of debt associated with the Company's 2021 Refinancing.

Income Taxes
The Company recorded a $0.8 million and a $1.4 million income tax provision for the nine months ended September 30, 2021 and 2020, respectively.
The Company had a 25.7% effective tax benefit rate for the nine months ended September 30, 2021 and a 21.1% effective tax rate for the nine months ended September 30, 2020.
GCR and ODR Backlog Information
We refer to our estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue we have recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. Our backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between our backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from our remaining performance obligations as these contracts can be canceled for convenience at any time by us or the customer without considerable cost incurred by the customer. Additional information related to our remaining performance obligations is provided in Note 3.
Given the multi-year duration of many of our contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. Our GCR backlog as of September 30, 2021 was $345.5 million compared to $393.5 million at December 31, 2020. In addition, ODR backlog as of September 30, 2021 was $69.4 million compared to $50.9 million at December 31, 2020. Of the total backlog at September 30, 2021, we expect to recognize approximately $117.9 million by the end of 2021.
COVID-19 Update
As discussed in Note 1, in March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown, impacts to global supply chains, and the possibility of a continued economic recession. In limited instances, during fiscal 2020, the Company faced disruptions due to the COVID-19 pandemic as certain projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and the Company continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time shutdowns commenced were restarted.
As new variants of the virus emerge, we remain cautious as many factors remain unpredictable. We actively monitor and respond to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of our employees, dedicating resources to support our communities, and innovating to address our customers’ needs.
Supply chain disruptions, material shortages and escalating commodity prices as a result of COVID-19 are expected to continue during the fourth quarter of 2021 and into 2022. To date, the Company has been able to source the supplies and materials needed to operate its business with only modest disruptions. However, the impact of the COVID-19 pandemic on our vendors and the pricing and availability of materials or supplies utilized in our operations continues to evolve and may have an adverse impact on our operations in future periods. The Company continues to monitor the short- and long-term impacts of the pandemic, including the current supply chain disruptions.
As vaccines have become more readily available, we have experienced a growing number of our clients requiring that our workforce present on the client's property be vaccinated against the virus. Additionally, on September 9, 2021, President Biden issued an executive order that resulted in guidance for all employers with certain U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on or in support of U.S. Government contracts, are fully vaccinated by January 4, 2022. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for disability/medical and religious reasons. In addition, on September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination or weekly testing of employees for employers with 100 or more employees. On November 4, 2021, OSHA filed an ETS with the Office of the Federal Register that requires covered employers to ensure all unvaccinated employees working in-person to begin wearing masks by December 5, 2021, and provide a negative COVID-19 test on a weekly basis beginning on January 4, 2022. See “Item 1A. Risk Factors” in this Form 10-Q for discussion of risks associated with the potential adverse effects on our workforce of the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts and the OSHA requirement on our workforce. Additionally, see “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of risks associated with the COVID-19 pandemic.

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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During 2021, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist through the remainder of 2021. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.
Liquidity and Capital Resources
Cash Flows
Our liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.
The following table presents summary cash flow information for the periods indicated:

	Nine months ended September 30,
	2021	2020
(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,781)	$35,229
Investing activities	(268)	(1,054)
Financing activities	8,204	(2,919)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,845)	$31,256

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$156	$924
Right of use assets obtained in exchange for new finance lease liabilities	846	2,399
Right of use assets disposed or adjusted modifying operating lease liabilities	47	586
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(64)
Interest paid	2,138	4,817
Cash paid (received) for income taxes	$2,096	$(629)
The Company's cash flows are primarily impacted from period to period by fluctuations in working capital. Factors such as our contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact our working capital. In line with industry practice, we accumulate costs during a given month then bill those costs in the current month for many of our contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until we receive payment from our customers (contractual “pay-if-paid” terms). We have not historically experienced a large volume of write-offs related to our receivables and contract assets. We regularly assess our receivables for collectability and provide allowances for doubtful accounts where appropriate. We believe that our reserves for doubtful accounts are appropriate as of September 30, 2021 and December 31,

2020, but adverse changes in the economic environment may impact certain of our customers’ ability to access capital and compensate us for our services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under the Wintrust Loans, are expected to be sufficient to finance our short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months.
The following table represents our summarized working capital information:

(in thousands, except ratios)	September 30, 2021	December 31, 2020
Current assets	$209,683	$199,417
Current liabilities	(143,084)	(150,294)

Net working capital	$66,599	$49,123
Current ratio (1)	1.47	1.33
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 5 to the accompanying condensed consolidated financial statements, as of September 30, 2021, the Company was in compliance with all financial maintenance covenants as required by the Wintrust Loans.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine months ended September 30,
(in thousands)	2021	2020	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$2,436	$5,420	$(2,984)
Non-cash operating activities (1)	12,277	11,594	683
Changes in operating assets and liabilities:
Accounts receivable	(12,678)	(19,834)	7,156
Contract assets	(5,095)	8,612	(13,707)
Other current assets	(1,243)	270	(1,513)
Accounts payable, including retainage	4,131	2,695	1,436
Prepaid income taxes	(217)	(192)	(25)
Accrued taxes payable	(1,426)	1,947	(3,373)
Contract liabilities	(9,645)	18,715	(28,360)
Operating lease liabilities	(3,036)	(3,229)	193
Accrued expenses and other current liabilities	(2,173)	8,925	(11,098)
Other long-term liabilities	(112)	306	(418)
Cash (used in) provided by working capital	(31,494)	18,215	(49,709)
Net cash (used in) provided by operating activities	$(16,781)	$35,229	$(52,010)
(1)Represents non-cash activity associated with depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain on sale of property and equipment, loss on early debt extinguishment and changes in the fair value of warrant liabilities.
During the nine months ended September 30, 2021, the Company used $16.8 million in cash in its operating activities, which consisted of cash used in working capital of $31.5 million, offset by net income for the period of $2.4 million and non-cash adjustments of $12.3 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and gain on loss on early extinguishment of debt). During the nine months ended September 30, 2020, the Company provided $35.2 million from its operating activities, which consisted of net income of $5.4 million, non-cash adjustments of $11.6 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, amortization of debt issuance costs and a gain on the change in fair value of warrant liabilities) and cash provided by working capital of $18.2 million.
The decrease in operating cash flows during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were primarily attributable to the reduction of our contract assets and liabilities, which resulted in a $42.1 million cash outflow period-over-period, and a $11.1 million period-over-period cash outflow related to the change in accrued expenses and other current liabilities. The decrease in our overbilled position was due to the reduction in GCR revenue and the timing of contract billings and the recognition of contract revenue. In addition, the reduction in accrued expense and other current liabilities was due to the timing of payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, $0.7 million was used to purchase property and equipment, offset by $0.4 million in proceeds from the sale of property and equipment. For the nine months ended September 30, 2020, $1.1 million was used to purchase property and equipment, offset by $0.1 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $8.2 million for the nine months ended September 30, 2021 compared to cash flows used in financing activities of $2.9 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants, $30.0 million in connection with the 2021 Refinancing and $0.3 million associated with proceeds from contributions to the ESPP. These proceeds were partly offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, $3.5 million of scheduled principal payments on the Wintrust Term Loan, $2.0 million for payments on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Wintrust Revolving Loan.
For the nine months ended September 30, 2020, we borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility, made a $1.0 million principal payment on the 2019 Refinancing Term Loan and made finance lease payments of $2.0 million. The Company also received $0.1 million in proceeds from contributions related to the Employee Stock Purchase Plan and paid $0.1 million in taxes related to net share settlement of equity awards.
Debt and Other Obligations
As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements and terminated its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility. In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants (defined below) liability and the prepayment penalty and other extinguishment costs of $1.4 million.
The following table reflects our available funding capacity as of September 30, 2021:

(in thousands)
Cash & cash equivalents		$33,302
Credit agreement:
Wintrust Revolving Loan	$25,000
Outstanding borrowings on the Wintrust Revolving Loan	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		21,595
Total available funding capacity		$54,897

See Note 5 for further discussion of the 2019 Refinancing Term loan (prior to its termination), the 2019 Revolving Credit Facility (prior to its termination), the Wintrust Term Loan and the Wintrust Revolving Loan.
Cash Flow Summary
Management continues to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2021. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, we believe based on the Company's current reforecast that our current cash and cash equivalents of $33.3 million as of September 30, 2021, cash payments to be received from existing and new customers, and availability of borrowing under the Wintrust Revolving Loan (pursuant to which we had $21.6 million of availability as of September 30, 2021) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of September 30, 2021 and December 31, 2020, the Company had approximately $230.7 million and $79.4 million in surety bonds outstanding, respectively. We believe that our $700.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 12 for further discussion.
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
We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as a current liability in accrued expenses and other current liabilities. See Note 12 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 12 for information regarding legal proceedings.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
COVID-19 vaccination mandates applicable to us and certain of our employees may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse impact on our business and results of operations.
On September 9, 2021, President Biden issued an executive order that resulted in guidance for all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on, or in support of, U.S. Government contracts, are fully vaccinated by January 4, 2021. The executive order includes on-site and remote U.S.-based employees, contractors and subcontractors and it only permits limited exceptions for disability/medical and religious reasons.
In addition, on September 9, 2021, President Biden announced that he has directed OSHA to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination or weekly testing of employees of employers with 100 or more employees. On November 4, 2021, OSHA filed an ETS with the Office of the Federal Register that will require employers with 100 or more employees to require their employees to be fully vaccinated with a COVID-19 vaccine or to produce a negative COVID-19 test result on at least a weekly basis, along with certain other requirements. The ETS requires covered employers to ensure all unvaccinated employees working in-person to begin wearing masks by December 5, 2021, and provide a negative COVID-19 test on a weekly basis beginning on January 4, 2022.
It is currently not possible to predict with certainty the exact impact that President Biden’s executive order, the OSHA ETS or other vaccine mandates will have on our business or workforce. However, the implementation of these requirements may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse effect on our business, financial condition, and results of operations.
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

3.4
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 1, 2021).

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
Date: November 10, 2021