Form 10-K
period 2021-12-31
Limbach Holdings, Inc.
filed 2022-03-16
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Registrant's telephone number, including area code): 412-359-2100
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $80.6 million.
As of March 15, 2022, the number of shares outstanding of the registrant’s common stock was 10,423,068.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
•In connection with acquisitions or divestitures, we may become subject to unanticipated or unknown liabilities.
•Our future acquisitions may not be successful.
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
•Changes in energy prices may increase our costs, and we may not be able to pass along increased energy costs to our customers.
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
•Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
•Contractual warranty obligations could adversely affect our profits and cash flow.
•Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.
•Rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world could have a material adverse effect on our business, financial condition and results of operations.
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
•Our business may be affected by the work environment.
•A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
•COVID-19 vaccination mandates applicable to us and certain of our employees may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse impact on our business and results of operations.
•Future climate change could adversely affect us.
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

Part I
Item 1.    Business
Limbach Holdings, Inc. (the “Company,” “we,” “us” or “our”), a Delaware corporation headquartered in Pittsburgh, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. The Company provides comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefabrication construction, and the complete range of sustainable building solutions. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
As of December 31, 2021, the Company’s wholly-owned subsidiaries included Limbach Company LLC, which operates in New England, Eastern Pennsylvania, Western Pennsylvania, New Jersey, Ohio, Michigan and the Mid-Atlantic region; Limbach Company LP, which operates in the Southern California region; Harper Limbach, a Florida-based subsidiary and Jake Marshall, LLC and Coating Solutions, LLC, both of which are Tennessee-based subsidiaries. Each of our operations provide design, construction and maintenance services in some or all of the HVAC, plumbing and electrical fields.
The Jake Marshall Transaction. On December 2, 2021 (the “Effective Date”), the Company, and Limbach Facility Services LLC (“LFS”), a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC, a Tennessee limited liability company (“CSLLC” and together with JMLLC, the “Acquired Companies” and each an “Acquired Company”) and the owners of the Acquired Companies (collectively, the “Sellers”), pursuant to which LFS purchased all of the outstanding membership interests in the Acquired Companies from the Sellers (the transactions contemplated by the Purchase Agreement collectively being the “Jake Marshall Transaction”). The Jake Marshall Transaction closed on the Effective Date. As a result of the Jake Marshall Transaction, each of the Acquired Companies became wholly-owned indirect subsidiaries of the Company.
The consideration paid by the Company for the Jake Marshall Transaction was $21.3 million (the “Closing Purchase Price”), consisting of cash paid to the Sellers, net of adjustments for working capital. The Sellers were permitted to retain the cash in the Acquired Companies at closing subject to certain adjustments for working capital, which was ultimately reflected in the total purchase price set forth in the Purchase Agreement. In addition, the Sellers may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as more fully set forth in the Purchase Agreement, if the gross profit of the Acquired Companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) Fiscal Year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during either the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period.
See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Jake Marshall Transaction.
Segments
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
GCR Segment
The Company’s GCR revenue decreased by 20.6% to $350.0 million for the year ended December 31, 2021 as compared to $441.0 million for the year ended December 31, 2020. The decrease in GCR revenue was primarily due to our continued focus on improving project execution and profitability by pursuing opportunities that are smaller in size, shorter in duration, and where we can leverage our captive design and engineering services. Gross profit improved to 13.0% for the year ended December 31, 2021 from 10.2% for the year ended December 31, 2020. The Company provides its GCR segment services through a variety of project delivery methodologies.
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
•     Design/Build. Design/Build projects may be secured on a best value or qualification-based selection basis. A Design/Build contract may be delivered as a lump sum or GMP. With Design/Build, a prime general contractor (“GC”)/construction manager (“CM”) or other contractor will directly contract with a building owner. In many cases, the prime contractor will also procure specialty contracting services on a Design/Build lump sum or GMP basis. On occasion, the Company has the opportunity to provide Re-design/Build services. With Re-design/Build, the Company typically contracts on a Design/Assist basis to participate during the design phase, as described above. If the project’s HVAC, plumbing and/or electrical design is substantially over budget, then the Company may offer to re-design the project and bring the project back into budget. Higher margins may be earned on these contracts in comparison to Design/Assist contracts and can be executed with less risk due to having designed the systems.
•     Performance Contracting. In select locations within specific market sectors, the Company provides performance contracting to building owners. Performance contracting involves the assessment of a building owner’s facilities and offers a proposal to reduce energy and operating costs over a specified period of time. Energy and operating savings are delivered through replacement of energy or cost inefficient systems and equipment with more efficient systems. The Company’s performance contracting team is able to deliver the capital improvements using our Design/Build platform and then, in some instances, guarantee the energy and operating systems over an agreed upon time-frame. In most cases, the building owner provides the financing for performance contracting. In other cases, the Company arranges for third-party financing as part of the contract. Typically, performance contracts are offered on a negotiated basis. Negotiated contracts can provide for higher margins and lower risk than conventional projects. To assure the Company’s cost and operating saving guarantees, the Company requires that it provides maintenance services during the term of the agreement.
ODR Segment
The Company’s ODR revenue increased by 10.3% to $140.3 million for the year ended December 31, 2021 as compared to $127.2 million for the year ended December 31, 2020. Gross profit improved to 28.9% for the year ended December 31, 2021 from 28.5% for the year ended December 31, 2020.
The Company’s key business initiatives for its ODR segment include the establishment of long-term relationships with building owners on a direct basis as compared to contracting with a GC/CM. The Company strives to convert GCR projects into ODR business opportunities. The Company has been successful in converting GCR projects into long-term maintenance contracts with building owners; however, a large portion of the Company’s maintenance services are delivered to building owners for whom the Company has not performed construction or renovation services. Accordingly, the Company’s ODR platform can operate on a standalone basis or in conjunction with its GCR platform. The Company believes that its ODR offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. The Company’s ODR business includes multiple technical offerings, often delivered pursuant to renewable, “evergreen” contracts and provides generally for the following revenue and gross profit streams:
•     Maintenance Contracts. Through “evergreen” contracts, the Company provides maintenance services for HVAC, electrical and/or plumbing systems and equipment.

•     Service Project Contracts. Smaller than typical construction projects, this work is contracted directly for a building owner. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, the Company may act as the “prime” GC.
•     Spot Work. “Spot Work” is construction and/or service work performed on an emergency basis for building owners who are already under contract with the Company for construction and/or maintenance work.
•     Automatic Temperature Controls (“ATC”). The Company provides design, installation and maintenance for specialized ATC systems through its maintenance and construction platforms to building owners and GC/CM customers.
•     Special Projects Division (“SPD”). In addition to the Company’s major construction projects and its maintenance services, the Company provides construction services through its special project divisions (“SPD”). Each of the Company’s branch locations offers SPD services. SPD services are typically less than $1 million in construction cost and have short durations and limited scopes of work. These projects are primarily secured through lump sum competitive bids, though on occasion these projects may be negotiated. When design is required for an SPD project, Limbach Collaborative Services (“LCS”), formerly Limbach Engineering & Design Services, often supports the contract. Although SPD work is normally performed on projects under $1 million, the margins earned on these projects can be substantially higher than larger construction projects. Typically, the project duration for SPD services is shorter than that of large construction projects, and can sometimes be completed in less than 30 days.
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
Due to the Company’s on-going contractual relationships with certain building owners established through its maintenance services, it is well positioned with those owners when they are ready to initiate major capital construction projects. As a result, the Company’s maintenance services often lead to and help drive and support the growth of its HVAC, plumbing and electrical construction business.
For additional financial information about the Company’s operating segments, see Note 11 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements.
Limbach Collaborative Services. Located in Orlando, Florida, LCS provides captive engineering capabilities, estimating and virtual design services. LCS provides professional engineering, energy analysis, estimation, and detail design and three-dimensional building installation coordination services to our various branch offices, direct to building owners, and clients in both our GCR and ODR segments. This capability allows the Company to leverage these services across its entire business. In addition, this capability distinguishes the Company from competitors that more typically provide Design/Build services by hiring external engineering companies. By providing professional engineering through LCS, the Company delivers integrated Design/Build services to the market. By bundling engineering services with construction, the Company’s clients avoid the costly expense of separate engineering services.
The core capability of LCS is professional engineering. Combined throughout the Company’s business, it maintains eight registered professional engineers on staff, who are supported by a staff of approximately 33 estimators and designers. LCS acts as the engineer of record for projects where the Company serves as a Design/Build specialty contractor. LCS engineers have experience in healthcare, institutional, commercial, hospitality, and industrial projects. The Company’s operations in all of its regions have complete access to a large staff of professional engineers and designers through LCS. LCS controls the development and maintenance of the Company’s Limbach Modeling and Production System (“LMPS”). LMPS is a comprehensive database, workflow, and reporting system used by LCS and all of the Company’s branches to design, estimate, plan, and track construction projects. The Company believes LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (“BIM”) tool that allows the Company to construct mechanical, electrical and plumbing engineering (“MEP”) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. The Company utilizes LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.

Strategy
The Company focuses on creating value for building owners by targeting opportunities for long-term relationships. The key objectives of the Company’s strategy is to improve profitability and generate quality growth in its operations, to enable sustainable and efficient building environments, to continue investing in its workforce and to acquire strategically synergistic businesses. In order to accomplish the Company’s objectives, it is currently focused on the following areas:
ODR Growth Initiative. The Company’s principal focus over the past year, and a focus that the Company expects to continue in coming years, was the accelerated growth of its ODR segment, which includes maintenance services, small projects, building controls installation and service, building environment management and performance services, and other project opportunities performed direct for building owners. The Company is focused on expanding the number and breath of owner relationships that it serves on a direct basis and to leverage these expanded owner-direct relationships to deliver a broad suite of services. The Company has made substantial investments to expand its ODR revenue by increasing the value it can offer to service and maintenance customers. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR work. In many locations the Company has added or upgraded its capabilities, and the Company believes its investments and efforts have provided customer value and stimulated growth. To further enhance the Company’s ODR services within one of its largest market sectors, healthcare, the Company is now offering a Program Management Service. Program Management Services provide the Company’s healthcare customers with advisory support and strategic guidance to help match their long-term facility needs. These services include the defining of capital program needs for new and existing facilities. In addition, these services offer assessments of existing facilities for project upgrades to improve the operations of the buildings tied to MEP systems.
The Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams leveraging its professional services capabilities, to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
Improved GCR Segment Margins. In the Company’s GCR segment, its efforts are focused on improving project execution and profitability by pursuing opportunities that are smaller in size, shorter in duration, and where it can leverage its captive design and engineering services.
Maintain a Diverse Customer, Geographic and Project Base. The Company has a distribution of revenue across end-use sectors that it believes reduces its exposure to negative developments in any given sector. The Company also has significant geographical diversification across regions of the United States, again reducing its exposure to negative developments in any given region. The Company’s core market sectors consist of the following:
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
•Commercial, including office building, warehouse and distribution centers and other commercial structures;
•Mission critical facilities, including data centers; and
•Industrial manufacturing facilities, including indoor grow farms and automotive, energy and general manufacturing plants.
The Company is particularly focused on expanding its top four sectors noted above (healthcare, education, mission critical facilities and industrial manufacturing facilities), leveraging its core areas of expertise and targeting projects with optimal risk/reward characteristics.
Investment in its Employees. Employee development underpins the Company’s efforts to execute its strategy. The Company seeks to attract and retain quality employees by providing them an enhanced career path that offers a stable income, attractive benefits packages and excellent advancement opportunities. The Company invests in its employees through safety and wellness programs, internal communication, career development training programs, recognition programs and succession planning initiatives.
Fully Integrated Operations. A core growth strategy of the Company includes offering design, construction and maintenance services for the full complement of HVAC, plumbing and electrical services in all of our branch operations. The Company currently offers certain of these services in each of its regions, with electrical self-perform design, installation and maintenance services being offered primarily in its Mid-Atlantic region. In addition, the Company offers electrical services through installation subcontracting in its Ohio, Eastern Pennsylvania and Florida regions. Over the coming years, the Company plans to further equip each of its regions to provide a combined offering of mechanical construction and maintenance, and building system management services. The Company believes this combined offering is appealing to building owners who own and operate facilities with complex building systems. The Company also offers services to building owners known as MEP Prime, a service where the Company acts as the general contractor on assignments that predominantly include a heavy concentration of mechanical HVAC, electrical, plumbing and building controls systems, along with other trades such as concrete and drywall, to offer a complete service package.
Complex systems lend themselves to delivery methodologies that fit the Company’s value proposition to its customers and integrated business model, including design/assist and design/build. The Company believes that few specialty contractors in the United States offer fully integrated HVAC, plumbing and electrical services. The Company believes its integrated approach provides a significant competitive advantage, especially when combined with our proprietary design and production software systems. The Company’s integrated approach allows for increased prefabrication of HVAC components, improved cycle times for project delivery and reduced risks associated with onsite construction.
Growth through Acquisitions. The Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, a record of consistent positive cash flow, and desirable geographic market locations.
In 2021, the Company was ranked the 7th largest mechanical contractor according to information provided by Engineering News Record.
GCR and ODR Backlog
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from its remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s GCR backlog was $337.2 million and $393.5 million as of December 31, 2021 and 2020, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company estimates that 65% of its GCR backlog as of December 31, 2021 will be recognized as revenue during 2022. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects. As of December 31, 2021, GCR backlog included approximately $33.8 million of backlog associated with the operations of the entities acquired in the Jake Marshall Transaction.
The Company’s ODR backlog was $98.0 million and $50.9 million as of December 31, 2021 and 2020, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company estimates that 69% of its ODR backlog as of December 31, 2021 will be recognized as revenue during 2022. The Company believes its ODR backlog increased due to its continued focus on ODR growth. In addition, as of December 31, 2021, ODR backlog included approximately $22.6 million of backlog associated with the operations of the entities acquired in the Jake Marshall Transaction.
Customers
The Company’s customer base primarily consists of building owners and their third-party representatives, general contractors and construction managers.
The Company’s aforementioned strategic goals include continued growth of its direct relationships with building owners. Building owners control capital and operating investments. This not only improves the Company’s position when entering into construction contracts with these owners, but also allows it to build long-term relationships around recurring maintenance services and smaller repair and installation projects. This also positions the Company to deliver additional products and services in the future, including digital offerings. In its typical customer life cycle, the Company pursues opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is the Company’s primary point of entry into the building owner’s organization. However, the Company maintains hundreds of building owner relationships through its contracts for program management, maintenance, smaller project renovations and energy retrofits. In the Company’s experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to the Company. For the year ended December 31, 2021, no direct ODR customer relationship accounted for more than 10% of the Company’s revenue.
The Company believes it has strong relationships with many national commercial GC/CMs. As one of its core risk management processes, the Company is selective in choosing to work with GC/CMs that have similar core values, that have a solid payment history, that have experienced and available project management labor, and who value the Company’s services and reputation. Most of the Company’s branches also maintain strong relationships with local and regional GC/CMs that fit its selection criteria. For the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue. For the year ended December 31, 2020, the Company had one GCR segment customer that accounted for approximately 14% of consolidated total revenue.
Competition
The HVAC, plumbing, electrical, and maintenance industry is highly competitive and the geographic markets in which the Company competes has numerous companies that provide similar services. Factors influencing the Company’s competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, availability and experience of craft labor, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors that have greater national presence and breadth of expertise than the Company does.
Materials & Equipment
The Company purchases materials, including sheet metal, steel and copper piping, electrical conduit, wire and other various materials from numerous sources. The Company also purchases equipment from various manufacturers. The price and availability of materials and equipment may vary from year to year due to market conditions and industry production capacities. Global supply chain issues, as a result of the COVID-19 pandemic (defined below), have resulted in increased material and equipment costs, as well as higher competition for resources and labor constraints within distribution networks, which has also caused increased costs and scheduling delays, pushing revenue into future periods. During the fourth quarter of 2021, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The Company continues to monitor the short- and long-term impacts resulting from the global supply chain issues and is taking steps to mitigate against additional impacts.
Human Capital
To ensure that the Company is well positioned to provide innovative system solutions and reliable services in a safe, efficient and responsible manner, the Company seeks to employ a team of highly dedicated and accomplished people who genuinely care about the success of the Company. Creating an engaging workplace environment that provides for competitive pay and benefits, attractive career development opportunities, and a collaborative, respectful culture further enables the Company to achieve continued success.
Employees. As of December 31, 2021, the Company had approximately 1,650 employees, including approximately 450 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage crews in its construction business and office staff. The Company also had approximately 1,200 craft employees, some of whom are represented by various labor unions. The Company believes it has a good relationship with its employees. In most locations, the Company has developed strong partnerships with local unions to have access to an experienced, talented craft workforce.
Core Values and Core Purpose. From the technician in the field to the leadership of its business, the Company focuses on caring for people. The Company’s core purpose “is to create great opportunities for people.” The Company has implemented internal development programs, which allow it to attract and retain talent and emphasize the importance of promoting from within. The Company believes its core values reflect who it is. The Company cares about its people and believes its approach provides a competitive advantage. The Company believes it has strong employee retention rates as a result of its ability to hire, develop and retain top industry talent.
The Company’s culture is driven by its Core Values:
•We CARE
•We Strive for EXCELLENCE
•We Act with INTEGRITY
•We Are ACCOUNTABLE
The Company believes each employee is essential to its continued success and the Company seeks to provide every employee with the foundation and environment needed to achieve the employee’s goals. This objective begins with the Company's commitment to diversity and inclusion. We CARE, one of the Company’s Core Values, is the foundation of its efforts to create a diverse and inclusive organization. Building a culture where all of its employees feel a sense of belonging is important to the Company. The Company’s diversity efforts began as a focus on Women in Construction and Service (“WICS”), which highlighted the opportunity to attract and grow the number of women in the industry. WICS was the Company’s first employee resource group, which was created to make sure its employees feel empowered, included and heard. The Company expanded its diversity and inclusion efforts by creating its Embrace Forum. The vision of this initiative is to create a diverse and inclusive environment where employees feel safe, respected and valued. The Embrace Forum has a broad reach and consists of leaders across the organization who seek to influence an evolving workforce and enhance recruitment, development and engagement strategies.
In addition, the Company screens leadership hires and measures employee performance against these Core Values, and regularly measures employee engagement against these values through the Company’s annual employee engagement survey. The Company’s “We Care” survey, which has been issued for the past 15+ years, provides leadership with insights, including constructive ideas on how to improve the overall business for those who work for it.
Benefits & Wellness. The Company focuses on the most crucial component for its success: its people. The Company appreciates the fact that it owes its century-old existence to employees who work hard to help the Company prosper.
As such, the Company has committed itself to the health, safety and well-being of its workers and their families. One of the ways the Company shows its commitment is through offering competitive employee compensation and benefits packages, specifically designed to meet the unique needs of each individual in its organization, which include:
•Health and Welfare Plans. All full-time employees who do not participate in union plans are offered a range of choices among medical, dental and vision plans, life, accident, dependent and disability insurance, and pre-tax health spending accounts that include employer contributions.
•Retirement Savings. The Company helps provide its employees with financial security by offering a 401(k) Savings Plan, which includes company matching contributions, and an Employee Stock Purchase Plan.
•Employee Assistance Programs. Through the Company’s Employee Assistance Program, it offers its employees, and their dependents or household members, access to services and counseling on a variety of personal, professional, legal, and financial matters, at no cost.

•Wellness Program. Consists of various activities and financial incentives intended to inspire the Company’s team towards healthy living through personal accountability.
Safety Culture. Safety is integral to the Company’s unique culture and Core Values. The Company cares about its employees and their families, and it holds each other accountable for working safely. The Company’s safety culture is based on its “Hearts and Minds Commitment to Safety” Program, established in 2013 by senior staff and field professionals via its Hearts and Minds Forum. The Company’s Hearts & Minds program asks its employees to take direct responsibility for eliminating and preventing all incidents and injuries at home and in the workplace, which is done by:
•Hiring the Right People. The Company is focused on hiring qualified employees who share in its Core Values.
•Knowing the Details. Performed through thorough planning and having acute awareness of present surroundings, which aids in executing work safely.
•Engaging at All Levels. Setting a great example of completing all tasks safely, at work and at home, by everyone from company leadership to craft professional.
•Mentoring and Coaching. Acting as a mentor and coach to show team members how to practice good safety behavior.
This program helped earn the Company’s Ohio location, the highest honor for which Occupational Safety and Health Administration (“OSHA”) can name a company; OSHA-Voluntary Protection Programs Star Site. This was the first time a union mechanical contractor has earned such an honor in the United States. The Company strives to achieve this honor at its other locations.
In the February 2020 issue of Safety+Health Magazine, the Company’s Chief Executive Officer (“CEO”), Charles A. Bacon, III, was recognized by the National Safety Council as one of nine CEOs who “Get It.” Peers, building owners, and safety professionals recognize the Company as a leader and innovator in safety culture and process. The Company has received a myriad of awards and recognition for its safety programs and processes regionally and nationally. “We Care” goes beyond a statement, it is the core of the Company’s culture.
Seasonality
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on construction projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for the Company’s maintenance services, whereas severe weather may increase the demand for its maintenance and spot services.
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
As new variants of the virus emerge, the Company remains cautious as many factors remain unpredictable. The Company actively monitors and responds to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of the Company’s employees, dedicating resources to support the Company’s communities, and innovating to address the Company’s customers’ needs. During 2021, the Company faced impacts of both the Delta and Omicron variants, with disruptions to the Company’s workforce, which impacted revenue.
Supply chain disruptions, material shortages and escalating commodity prices as a result of COVID-19 are expected to continue into 2022. During the fourth quarter of 2021, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The impact of the COVID-19 pandemic on the Company’s vendors and the pricing and availability of materials or supplies utilized in the Company’s operations continues to evolve and may have an adverse impact on the Company’s operations in future periods. The Company continues to monitor the short- and long-term impacts of the pandemic, including the current supply chain disruptions.

As vaccines have become more readily available, the Company has experienced a growing number of the Company’s clients requiring that the Company’s workforce present on the client's property be vaccinated against the virus. Additionally, requirements to mandate COVID-19 vaccination of the Company’s workforce or requirements of the Company’s unvaccinated employees to be tested could result in labor disruptions, employee attrition and difficulty securing future labor needs. See ““Item 1A. Risk Factors — COVID-19 vaccination mandates applicable to us and certain of our employees may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse impact on our business and results of operations.” in this Annual Report on Form 10-K for discussion of risks associated with the potential adverse effects on the Company’s workforce of the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts and the OSHA requirement on the Company’s workforce.
The Company continues to monitor developments involving the Company’s workforce, customers, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and evolving nature of these circumstances, the Company cannot predict the full extent of the impact that COVID-19 will have on the Company’s operating results, financial condition and liquidity.
Government and Environmental Regulations
The Company is subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. The Company also is subject to compliance with numerous other laws and regulations of federal, state, local agencies, and authorities, including those relating to workplace safety, wage and hour, and other labor issues (including the requirements of the Occupational Safety and Health Act and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of its business. In addition, a relatively limited number of the Company’s construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. A large portion of the Company’s business uses labor that is provided under collective bargaining agreements. As such, the Company is subject to federal laws and regulations related to unionized labor and collective bargaining (including the National Labor Relations Act).
The Company continually monitors its compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected the Company’s operations in the past, and it is not aware of any proposed requirements that the Company anticipates will have a material impact on its operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect the Company’s operations in the future. In addition, while the Company typically passes any costs of compliance on to its customers under the applicable project agreement, either directly or as part of its estimate depending on the type of contract, there can be no assurance that the Company will not incur compliance expenses in the future that materially adversely affect its results of operations. Furthermore, certain environmental laws impose substantial penalties for non-compliance and other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and comparable state laws, impose strict, retroactive, joint and several liability upon persons that contribute to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.
Climate Change and Sustainability
The Company recognizes its environmental and societal responsibilities and is committed to sustainability and to improving its environmental footprint as well as operating its business in a manner that seeks to protect the health and safety of the Company’s employees and customers, as well as the public. The Company’s focus on environmental stewardship and improving productivity drives not only its efforts to become more energy efficient but also improvements in the Company’s customers' impact on climate change. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption and carbon footprint while improving cost, air quality, and overall system effectiveness.
The Company is subject to the requirements of numerous federal, state, and local laws, regulations, and rules that promote the protection of the environment. While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, the Company does not currently anticipate that they will have a material effect on its capital expenditures or competitive position in the short term.

Available Information
The Company’s internet address is https://www.limbachinc.com. The Company makes available, free of charge, on its Internet website copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.
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
The markets we serve are highly fragmented and competitive. The non-residential contracting industry is characterized by numerous companies, many of which are small and whose activities are often geographically concentrated. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. As such, smaller competitors are sometimes able to win bids for such projects based on price alone due to their lower cost and financial return requirements. We expect competition to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect increased competition from in-house service providers as some of our customers have employees who perform service and maintenance work similar to the services we provide as part of our ODR offering. Vertical consolidation is also expected to intensify competition in the industry. In addition, new and emerging technologies and services are expected to significantly impact the industry in coming years. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability could be impaired if we have to reduce prices to remain competitive.
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
Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenue and gross profits in any one year or over a period of several consecutive years. For example, for the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue. For the year ended December 31, 2020, the Company had one GCR segment customer that accounted for approximately 14% of consolidated total revenue. Similarly, our backlog frequently reflects multiple contracts for a limited number of customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.

Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.
We cannot guarantee that the revenue projected in our contract backlog will be realized or, if realized, will be profitable. Projects reflected in the contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may materially and adversely affect the revenue and profit we ultimately realize on these projects.
Because we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses if costs increase above estimates.
Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about future economic conditions; prices, including commodities prices; availability of labor; the costs of providing labor, equipment, and materials; and other factors outside our control. If our estimates or assumptions prove to be inaccurate, due to circumstances change or our failure to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise; we could have difficulty obtaining permits or approvals; local laws, labor costs or labor conditions could change; bad weather could delay construction; prices of raw materials could increase; suppliers or subcontractors may fail to perform as expected; or site conditions may be different than expected. We are also exposed to increases in energy prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could also cause our actual results of operations to differ materially from those anticipated and could damage our reputation within the industry and our customer base.
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
•citations issued by any governmental authority, including OSHA;
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
In addition, the timing of the revenue, earnings and cash flows from our contracts in backlog could be delayed by a number of factors, including adverse weather conditions; other subcontractors delaying the progression of proceeding work; delays in receiving material and equipment from suppliers and services from subcontractors; and changes in the scope of work to be performed. Such delays, if they occur, could have material and adverse effects on our operating results for current and future periods until the affected contracts are completed.
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
The potential impact of recoveries for claims may be material in future periods when they, or a portion of them, become probable and estimable or are settled and therefore these claims have the ability to negatively impact our results of operations and financial condition. For example, we could have estimated and reported a profit on a contract over several periods and later determined, that all or a portion of such previously estimated and reported profits were overstated due to the results of the settlement of a claim. If this occurs, the full aggregate amount of the overstatement would be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis and in accordance with generally accepted accounting principles in the United States of America, we have used a detailed process in estimating and accounting for these claims and we believe that we have typically made reliable estimates of such claims. However, given the uncertainties associated with these types of claims, it is possible for actual recoveries to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits. We could also recognize additional revenue and profits when the final settlements exceed our recorded estimates.
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
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
Recent or potential acquisitions, divestitures, or other strategic transactions may involve a number of risks including, but not limited to:
•the transaction may not effectively advance our business strategy, and its anticipated benefits may never materialize;
•our ongoing operations may be disrupted, and management time and focus may be diverted;
•clients or key employees of an acquired business may not remain, which could negatively impact our ability to grow that acquired business;
•integration of an acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction;
•unforeseen challenges may arise in implementing internal controls, procedures, and policies;
•any additional indebtedness incurred in connection with an acquisition may impact our financial position, results of operations, and cash flows; and
•unanticipated or unknown liabilities may arise related to an acquired business.

In connection with acquisitions or divestitures, we may become subject to unanticipated or unknown liabilities.
In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
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
The extent to which we utilize our workforce affects our profitability. Underutilizing our workforce could result in lower gross margins and, consequently, a decrease in our short-term profitability. On the other hand, overutilization of our workforce could negatively impact safety, employee satisfaction, attrition, and project execution, leading to a potential decline in future project awards. The utilization of our workforce is impacted by numerous factors, including:
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
Our business is labor intensive, and many of our operations experience a high rate of employment turnover. It is often difficult to find qualified personnel in certain geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the skilled labor force necessary to operate efficiently and to support our growth strategy or to execute our work in backlog. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners, subcontractors and suppliers, may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled and other personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.
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
Changes in energy prices may increase our costs, and we may not be able to pass along increased energy costs to our customers.
Energy prices fluctuate based on events outside of our control. We could be adversely affected by limitations on fuel supplies or increases in energy prices that result in higher transportation and equipment operation costs. Although we may be able to pass through the impact of energy price charges to some of our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.
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
The U.S. federal government has in recent years imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations. Foreign governments and trading blocs have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may, from time to time, consider other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies in which we operate, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.

Rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world could have a material adverse effect on our business, financial condition and results of operations.
Economic factors, including inflation and fluctuations in interest rates, recession and fears of recession could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. To the extent that Congress is unable to lower United States debt substantially, a decrease in federal spending could result, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. Further, to the extent that Congress invests additional amounts in infrastructure during periods of labor shortages or supply chain disruptions, it may increase our costs or cause us not to find suitable labor, supplies or raw materials. Moreover, geopolitical risks and conflicts around the world could further disrupt supply chains and create additional inflationary pressures. For example, the recent action of Russian military forces and support personnel in the Ukraine has escalated tensions between Russia and the U.S., NATO, the EU and the U.K. The U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the EU and the U.K. and other jurisdictions. The result of these sanctions and other measures could cause the prices at which the Company buys certain raw materials to fluctuate and/or increase greatly. These pressures could also cause interest rates and the cost of our borrowing to increase. In addition, all of such actions or events could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. These and related economic factors could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our A&R Wintrust Credit Agreement (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the December 31, 2021, we had $25.0 million of available borrowing capacity (with zero drawn) under the A&R Wintrust Revolving Loan (as defined below) and $35.0 million outstanding under the A&R Wintrust Term Loan (as defined below). In addition, we may determine to enter into interest rate swaps that involve the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.
Our A&R Wintrust Credit Agreement and other debt obligations include certain debt covenants, some of which are financial in nature, are further described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt or surety agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness would become immediately due and payable, and we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations (including those under our A&R Wintrust Credit Agreement, pursuant to which we may incur significant indebtedness), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.
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
We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 51% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $14.3 million for the year ended December 31, 2021 and $16.1 million for the year ended December 31, 2020. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2021 or 2020.
A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease, including the outbreak of any respiratory illness caused by COVID-19, or other public health crisis were to affect our markets or facilities or those of our suppliers, or customers, our business could be adversely affected. Consequences of a pandemic, epidemic or other infectious disease may include disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at one or more of our offices, facilities or work sites, our operations may be adversely and materially affected, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, GCR and ODR work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreaks have and could in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, and may cause shortages of building materials, increase costs associated with obtaining building materials, affect job growth and consumer confidence, or cause economic changes, including the possibility of an economic recession or inflation, that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.
In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies) initially placed restrictions on travel and conducting or operating business activities including vaccine or mask mandates. Those restrictions continue to vary depending on the state and local regulations applicable to that geography and we believe may continue to evolve in the future. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our subcontractors and supply chain, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material. In addition, due to the speed with which the COVID-19 situation is developing and evolving, there is uncertainty around its ultimate impact on public health, business operations and the overall economy, including the possibility that we may continue to experience adverse impacts to our business as a result of an economic recession that occurs after the virus has subsided; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but the impact may be material.
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
On September 9, 2021, President Biden issued an executive order that resulted in guidance for all employers with U.S. Government contracts to ensure that their U.S.-based employees, contractors, and subcontractors, that work on, or in support of, U.S. Government contracts, were fully vaccinated by January 4, 2022. The executive order included on-site and remote U.S.-based employees, contractors and subcontractors and it only permitted limited exceptions for disability/medical and religious reasons. The executive order has been challenged in court and has been stayed, at least temporarily, by certain federal courts.
In addition, on September 9, 2021, President Biden announced that he directed OSHA to develop an ETS mandating either the full vaccination or weekly testing of employees of employers with 100 or more employees. On November 4, 2021, OSHA filed an ETS with the Office of the Federal Register that required employers with 100 or more employees to require their employees to be fully vaccinated with a COVID-19 vaccine or to produce a negative COVID-19 test result on at least a weekly basis, along with certain other requirements. The ETS required covered employers to ensure all unvaccinated employees working in-person to begin wearing masks by December 5, 2021, and provide a negative COVID-19 test on a weekly basis beginning on January 4, 2022. Multiple parties, including 27 states, initiated litigation to block the ETS. On January 13, 2022, the U.S. Supreme Court issued an emergency stay, which blocks the ETS from being enforced until the ETS works its way through the lower courts. Then, effective January 26, 2022, OSHA withdrew the ETS as an enforceable emergency temporary standard, but did not withdraw the ETS as a proposed rule.

It is currently not possible to predict with certainty the exact impact that President Biden’s executive order or other government or private driven vaccine mandates will have on our business or workforce. However, the implementation of these requirements may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse effect on our business, financial condition, and results of operations.
Future climate change could adversely affect us.
Greenhouse gas (“GHG”) emissions are driving global climate change that is expected to have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in our customers’ preferences, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may significantly reduce our revenue and profitability, or cause us to generate losses. For instance, incorporating greater resource efficiency into our solutions, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious customers or to meet our own sustainability goals, often raises our costs. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our buildings’ resource efficiency can make them less attractive to municipalities, and increase the vulnerability of customers in our communities to rising energy and water expenses and use restrictions. We weigh the impact of the costs associated with offering more resource-efficient products against our priorities of generating higher returns and delivering solutions that are affordable to our customers. In balancing these objectives, we may determine we need to absorb most or all the additional operating costs that come with making our solutions more efficient, which may be substantial for us.
Beyond the commercial pressures implicated by climate change concerns, our operations in any of our served markets may face its potential adverse physical effects. For example, California has historically experienced, and is projected to continue to experience, climate-related events at an increasing frequency including drought, water scarcity, heat waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. While we have safety protocols in place for our construction sites and take steps to safeguard our administrative functions, we can provide no assurance that we or our suppliers or other partners can successfully operate in areas experiencing a significant weather event or natural disaster, and we or they may be more impacted and take longer, and with higher costs, to resume operations in an affected location than other businesses, depending on the nature of the event or other circumstances.
International, federal, state and local authorities and legislative bodies have issued, implemented or proposed regulations, penalties, standards or guidance intended to restrict, moderate or promote activities consistent with resource conservation, GHG emission reduction, environmental protection or other climate-related objectives. Compliance with those directed at or otherwise affecting our business or our suppliers’ (or their suppliers’) operations, products or services, could increase our costs or delay or complicate our solutions, for example, due to a need to reformulate or redesign building materials or components, or source updated or upgraded items or equipment, or specially trained or certified independent contractors, in limited or restricted supply.
Adapting to or transitioning from the use of certain items or methods in construction or other solutions, or adjusting the products we offer to our customers, whether due to climate-related governmental rules or our supply chain, market dynamics or consumer preferences, can negatively affect our costs and profitability, production operations in affected markets and customer satisfaction during the transition period, which could be prolonged.
Climate change is an intrinsically complex global phenomenon with inherent residual risks across its physical, regulatory and adaptation/transition dimensions that cannot be mitigated given their wide-ranging, (sometimes unexpectedly) interdependent and largely unpredictable potential scope, nature, timing or duration. Therefore, we cannot provide any assurance that we have or can successfully prepare for, or are or will be able to reduce or manage, any of them to the extent they may arise. In addition, we may experience substantial negative impacts to our business if an unexpectedly severe weather event or natural disaster damages our operations or those of our suppliers or independent contractors in our primary markets or from the unintended consequences of regulatory changes that directly or indirectly impose substantial restrictions on our activities or adaptation requirements.
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
As of December 31, 2021, our branch locations operate in 21 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 15, 2022, we had an aggregate of 10,423,068 shares of our outstanding common stock, of which 1,205,187 shares were held by our directors and officers. There were no holders of greater than 10% of our common stock. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirement and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2021, we do not have any preferred stock outstanding that has any preferential dividends.
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
Our Certificate of Incorporation and our bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our company, including the following:
•Board of Directors vacancies. Our Certificate of Incorporation authorizes our Board of Directors to fill vacant directorships, including newly created seats. In addition, the number of directors constituting our Board of Directors is permitted to be set only by a resolution adopted by a majority vote of our Board of Directors, provided the number of directors may not be fewer than one and not more than nine. These provisions prevent a stockholder from increasing the size of our Board of Directors and then gaining control of our Board of Directors by filling the resulting vacancies with its own nominees. This makes it more difficult to change the composition of our Board of Directors but promotes continuity of management.
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
•Stockholder action: special meetings of stockholders. Our Certificate of Incorporation provides that our stockholders may not take action by written consent, but may only take action at annual or special meetings of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws. Further, our bylaws provide that special meetings of our stockholders may be called only by the chairperson of our Board of Directors, our Chief

Executive Officer or our Board of Directors pursuant to a resolution of a majority of our Board of Directors, thus prohibiting a stockholder from calling a special meeting. These provisions might delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take any action, including the removal of directors.
•Advance notice requirements for stockholder proposals and director nominations. Our bylaws provide advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors at our annual meeting of stockholders. Our bylaws also specify certain requirements regarding the form and content of a stockholder's notice. These provisions might preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.
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
Risks Related to Ownership of Our Warrants
We may amend the terms of the $15 Exercise Price (defined below) in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding $15 Exercise Price Warrants.
We previously issued warrants that were initially issued to 1347 Investors LLC, our sponsor (the “Sponsor”) in a private placement concurrently with the closing of our initial public offering and are exercisable for one share of common stock at an exercise price of $15.00 per share (the “$15 Exercise Price Warrants”).
The $15 Exercise Price Warrants were issued in registered from under the Warrant Agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of such $15 Exercise Price Warrants may be amended without the consent of any holder to cure any ambiguity cure, correct or supplement any defective provision, or add, or change any other provision with respect to matters or questions arising under the Warrant Agreement that the parties deem necessary or desirable, but requires the approval by the holders of at least a majority of the then outstanding $15 Exercise Price Warrants, voting together as a single class, to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of such $15 Exercise Price Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding $15 Exercise Price Warrants approve of such amendment. Although our ability to amend the terms of such $15 Exercise Price Warrants with the consent of at least a majority of the then outstanding $15 Exercise Price Warrants is unlimited, examples of such amendments could be amendments to among other things, increase the exercise price of such $15 Exercise Price Warrants, convert such $15 Exercise Price Warrants into stock, or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of each such $15 Exercise Price Warrant.
We may redeem unexpired $15 Exercise Price Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making those warrants worthless.
The $15 Exercise Price Warrants are not redeemable by us so long as they are held by their initial purchasers or their permitted transferees. However, if the $15 Exercise Price Warrants are sold to you and you are not a permitted transferee under the terms of the $15 Exercise Price Warrants, we will have the ability to redeem such outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when such $15 Exercise Price Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of such outstanding $15 Exercise Price Warrants could force you (i) to exercise your warrants and pay the exercise price thereof at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then current market price when you might otherwise wish to hold your warrants of (iii) to accept the nominal redemption price which, at the time the outstanding $15 Exercise Price Warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2021, the Company maintained its principal executive offices and corporate headquarters at 1251 Waterfront Place, Suite 201, Pittsburgh, Pennsylvania. The Company has 25 offices throughout the United States. Those branches and offices (summarized below) are spread throughout the eastern portion of the country and California. All of the Company’s branches support both the GCR and ODR operating segments. The Company believes that its current facilities are suitable and adequate to meet its current needs and that suitable additional or substitute space will be available as needed.

Location	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Collaborative Services)	Leased	20,445 square feet
Pontiac, Michigan	Owned	74,000 square feet
Lansing, Michigan	Leased	18,692 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	50,133 square feet
Wilmington, Massachusetts (New England)	Leased	30,995 square feet
East Brunswick, New Jersey	Leased	4,200 square feet
Columbus, Ohio (4 locations)	Leased	130,144 square feet
Pittsburgh, Pennsylvania (Corporate)	Leased	19,165 square feet
Athens, Ohio	Leased	3,000 square feet
Lake Mary, Florida	Leased	48,054 square feet
Seal Beach, California (Southern California)	Leased	88,507 square feet
Tampa, Florida (2 locations)	Leased	13,739 square feet
Pittsburgh, Pennsylvania (Western Pennsylvania)	Leased	19,718 square feet
Greensburg, Pennsylvania (Western Pennsylvania/Westmoreland County)	Leased	5,000 square feet
Bronxville, New York	Leased	250 square feet
Detroit, Michigan	Leased	2,155 square feet
Sanford, Florida	Leased	6,200 square feet
Boynton Beach, Florida	Leased	9,631 square feet
Orlando, Florida	Leased	4,240 square feet
Chattanooga, Tennessee	Leased	159,429 square feet
Item 3.    Legal Proceedings
See Note 12 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers

Name	Age	Title
Charles A. Bacon, III	61	President, Chief Executive Officer and Director
Jayme L. Brooks	51	Executive Vice President and Chief Financial Officer
Michael M. McCann	40	Executive Vice President and Chief Operating Officer
Charles A. Bacon, III has served as the President, Chief Executive Officer and a Director of the Company since July 2016. He joined Limbach Holdings LLC in early 2004 as President and Chairman of the Board of Managers and Chief Executive Officer, and was also an owner of the company. In that role, he was responsible for the overall performance and strategic direction of the business. Prior to joining Limbach, Mr. Bacon was the President and CEO of the North and South American operations of Bovis Lend Lease. Starting as a superintendent in 1982, he worked his way through various management and leadership positions within the organization and was named President in 1996 and CEO in 1999. Mr. Bacon is also a founding member of the IIF CEO Forum, a group of construction executives that are dedicated to a goal of eliminating injuries within Limbach’s industry. He also supports the ACE Mentorship Program and serves on the Executive Committee of the ACE National Board as Vice Chairman, an opportunity to influence high school children to consider careers in the construction industry. He was on the Executive Committee and Former Chairman of the Construction Industry Round Table (“CIRT”). Mr. Bacon also served on the board of Industrial and Infrastructure Contractors USA, a general construction company headquartered in Pittsburgh, Pennsylvania. That business was sold in 2019, at which time Mr. Bacon was no longer associated with the Company. Mr. Bacon has been a member of the Young Presidents Organization since 1997. Mr. Bacon received his bachelor’s degree from Utica College of Syracuse University and has attended Advanced Management Programs at Templeton School of Business, Oxford University and the Wharton School of Business at the University of Pennsylvania.

Jayme L. Brooks serves as the Executive Vice President and Chief Financial Officer of the Company, since October 2019. Mrs. Brooks served as Executive Vice President and Chief Financial Officer of Capstone Turbine Corporation, a publicly traded manufacturer of microturbine energy systems, from April 2019 until September 2019, and as its Chief Financial Officer and Chief Accounting Officer from April 2015 to April 2019. Previously, Mrs. Books also served as Vice President of Financial Planning and Analysis, Interim Chief Accounting Officer and Director of Financial Reporting of Capstone Turbine Corporation. Previously, she served as Vice President and Controller of Computer Patent Annuities North America LLC, a company providing solutions for intellectual property management, including renewal services, software tools and portfolio management. Mrs. Brooks holds a Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara and a Master of Business Administration degree from the Fuqua School of Business at Duke University. Mrs. Brooks is a Certified Public Accountant (active) licensed in California.
Michael M. McCann has been the Company’s Executive Vice President and Chief Operating Officer since November 2019, after having been appointed Co-Chief Operating Officer, effective January 2019. Mr. McCann joined the Company in 2010 as Vice President and Branch Manager of Harper’s Tampa Branch. After growing the Tampa business for almost three years, Mr. McCann became President of Harper. His duties include all aspects of the Company’s construction operations, with primary responsibilities including oversight of risk management, sharing of best practices, and development of operational talent. Mr. McCann has a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute and a Master of Business Administration degree from Drexel University. Mr. McCann has over ten years of industry experience and is a Certified Mechanical Contractor in the State of Florida.
Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on The Nasdaq Capital Market under the symbol “LMB” and its Public Warrants (as defined in Note 9 – Equity in the accompanying notes to the Company’s consolidated financial statements) were quoted on the OTCQB under the symbol “LMBHW.” On July 20, 2021, the Company’s Public Warrants expired by their terms.
Holders
At March 15, 2022, there were 44 holders of record of the Company’s common stock. In addition, there were 5 holders of record of the Company’s $15 Exercise Price Warrants and 61 holders of record of its Merger Warrants (each defined in Note 9 – Equity in the accompanying notes to the Company’s consolidated financial statements).
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the caption, “Equity Compensation Plan Information” in the Proxy Statement.
Item 6.    [Reserved]
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
Overview
The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of HVAC, mechanical, electrical, plumbing and control systems for commercial, institutional and light industrial markets. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
The Company’s market sectors primarily include the following:

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
•Commercial, including office building, warehouse and distribution centers and other commercial structures;
•Mission critical facilities, including data centers; and
•Industrial manufacturing facilities, including indoor grow farms and automotive, energy and general manufacturing plants.
The Company operates in two segments, which were renamed as of January 1, 2021 to reflect the Company's two distinct approaches to its customer base and to better align with its owner direct strategy. The previously named Construction segment is now known as GCR; the previously named Service segment is now known as ODR. The Company's operating segments are based on the relationship with its customers, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Key Components of Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of the Company’s contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Cost of Revenue
Cost of revenue primarily consists of the labor, equipment, material, subcontract, and other job costs in connection with fulfilling the terms of our contracts. Labor costs consist of wages plus taxes, fringe benefits, and insurance. Equipment costs consist of the ownership and operating costs of company-owned assets, in addition to outside-rented equipment. If applicable, job costs include estimated contract losses to be incurred in future periods. Due to the varied nature of the Company’s services, and the risks associated therewith, contract costs as a percentage of contract revenue have historically fluctuated and it expects this fluctuation to continue in future periods.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel costs for its administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of the Company’s business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships in the ODR segment. As a result of the Jake Marshall Transaction, the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. The Jake Marshall-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the Jake Marshall Transaction.
Other Income (Expense)
Other income (expense) consists primarily of interest expense incurred in connection with the Company’s debt, net of interest income, loss on debt extinguishment, gain on embedded derivative, gains on the sale of property and equipment, change in fair value of warrant liability and impairment of goodwill. Deferred financing costs are amortized to interest expense using the effective interest method.
Provision for Income Taxes
The Company is taxed as a C Corporation and its financial results include the effects of federal income taxes which will be paid at the parent level.
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
Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. The Company’s corporate department provides general and administrative support services to its two operating segments. The Company allocates costs between segments for selling, general and administrative and depreciation expense. Interest expense is not allocated to segments because of the corporate management of debt service. See Note 11 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements for further discussion on its operating segments.

Comparison of Results of Operations for the years ended December 31, 2021 and 2020
The following table presents operating results for the years ended December 31, 2021 and 2020 in dollars and expressed as a percentage of total revenue (except as indicated below):

	For the Years Ended December 31,
(in thousands except for percentages)	2021			2020
Statement of Operations Data:
Revenue:
GCR	$350,015	71.4%		$440,979	77.6%
ODR	140,336	28.6%		127,230	22.4%
Total revenue	490,351	100.0%		568,209	100.0%

Gross profit:
GCR	45,409	13.0%	(1)	45,115	10.2%	(1)
ODR	40,501	28.9%	(2)	36,271	28.5%	(2)
Total gross profit	85,910	17.5%		81,386	14.3%

Selling, general and administrative:
GCR	37,558	10.7%	(1)	37,708	8.6%	(1)
ODR	31,277	22.3%	(2)	24,825	19.5%	(2)
Corporate	2,601	0.5%		1,068	0.2%
Total selling, general and administrative	71,436	14.6%		63,601	11.2%

Amortization of intangibles (Corporate)	484	0.1%		630	0.1%

Operating income (loss):
GCR	7,851	2.2%	(1)	7,407	1.7%	(1)
ODR	9,224	6.6%	(2)	11,446	9.0%	(2)
Corporate	(3,085)	—%		(1,698)	—%
Total operating income	13,990	2.9%		17,155	3.0%

Other expenses (Corporate)	(4,513)	(0.9)%		(10,166)	(1.8)%
Total consolidated income before income taxes	9,477	1.9%		6,989	1.2%
Income tax provision	2,763	0.6%		1,182	0.2%
Net income	$6,714	1.4%		$5,807	1.0%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.
Revenue

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR:	$350,015	$440,979	$(90,964)	(20.6)%
ODR:	140,336	127,230	13,106	10.3%
Total revenue	$490,351	$568,209	$(77,858)	(13.7)%
Revenue for the year ended December 31, 2021 decreased by $77.9 million compared to the year ended December 31, 2020. GCR revenue decreased by $91.0 million, or 20.6%, while ODR revenue increased by $13.1 million, or 10.3%. The decrease in period over period GCR segment revenue was primarily due to a planned decrease in the Southern California operating region and decreased revenue across the majority of the Company's operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, during the fourth quarter of 2021, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The increase in period over period ODR segment revenue was primarily due to increases in the Ohio, Michigan, Eastern Pennsylvania, New Jersey and New England regions, offset partly by declines in ODR revenue in Florida and Mid-Atlantic. Maintenance contract revenue, a component of ODR revenue, increased by $1.0 million period over period. GCR and ODR segment revenue increased by $0.4 million and $3.1 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction.
Gross Profit

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$45,409	$45,115	$294	0.7%
ODR	40,501	36,271	4,230	11.7%
Total gross profit	$85,910	$81,386	$4,524	5.6%

Total gross profit as a percentage of consolidated total revenue	17.5%	14.3%
The Company's gross profit for the year ended December 31, 2021 increased by $4.5 million, or 5.6% compared to the year ended December 31, 2020. GCR gross profit increased $0.3 million, or 0.7%, largely due to higher margins despite lower revenue. ODR gross profit increased $4.2 million, or 11.7%, due to an increase in revenue at slightly higher margins. The total gross profit percentage increased from 14.3% for the year ended December 31, 2020 to 17.5% for the for the year ended December 31, 2021, mainly driven by the mix of higher margin ODR segment work, coupled with improved GCR segment margins. From the Effective Date through December 31, 2021, the Acquired Entities in the Jake Marshall Transaction generated approximately $0.4 million in gross profit, which was mostly attributable to the ODR segment.
The following table summarizes the Company’s recorded revisions in its contract estimates for certain GCR and ODR projects for the years ended December 31, 2021 and 2020 (includes material gross profit changes of $0.25 million or more).

	For the Years Ended December 31,
	2021		2020
(in thousands except number of projects )		Project count		Project count
Gross profit write-ups:
GCR	$5,663	12	$1,654	3
ODR	—	—	—	—
Total gross profit write-ups	$5,663	12	$1,654	3

Gross profit write-downs:
GCR	$(5,958)	8	$(10,379)	15
ODR	(332)	1	—	—
Total gross profit write-downs	$(6,290)	9	$(10,379)	15

Total gross profit write-downs, net	$(627)		$(8,725)
During the year ended December 31, 2021, the Company recorded total net gross profit write-ups, regardless of materiality, of $0.4 million compared to total net gross profit write-downs, regardless of materiality, of $7.9 million for the year ended December 31, 2020.

Selling, General and Administrative

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$37,558	$37,708	$(150)	(0.4)%
ODR	31,277	24,825	6,452	26.0%
Corporate	2,601	1,068	1,533	143.5%
Total selling, general and administrative	$71,436	$63,601	$7,835	12.3%

Total selling, general and administrative expenses as a percentage of consolidated total revenue	14.6%	11.2%
The Company's SG&A expense for the year ended December 31, 2021 increased by approximately $7.8 million, or 12.3% compared to the year ended December 31, 2020. The increase was primarily attributable to a $1.5 million in non-cash stock-based compensation expense, a $1.5 million increase in professional fees, which included costs associated with the Jake Marshall Transaction and compliance requirements, a $1.5 million increase in travel and entertainment expenses and a $1.2 million increase in rent expense. Travel and entertainment expenses during the year ended December 31, 2021 were higher than the year ended December 31, 2020 due to temporary, pandemic-driven operational reductions in 2020 and the Company’s continued investment in ODR expansion in 2021. Additionally, SG&A as a percentage of revenue was 14.6% for the year ended December 31, 2021 and 11.2% for the year ended December 31, 2020. SG&A associated with the Acquired Entities in the Jake Marshall Transaction from the Effective Date through December 31, 2021 was approximately $0.5 million.
Amortization of Intangibles

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$484	$630	$(146)	(23.2)%
Total amortization expense for the year ended December 31, 2021 decreased by approximately $0.1 million compared to the year ended December 31, 2020. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.1 million of amortization expense for the period from the Effective Date through December 31, 2021. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the Jake Marshall Transaction.
Other Expenses

	For the Years Ended December 31,
	2021	2020	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(2,568)	$(8,627)	$(6,059)	(70.2)%
Loss on debt extinguishment	(1,961)	—	(1,961)	(100.0)%
Gain on sale of property and equipment	2	95	93	97.9%
Gain (loss) on change in fair value of warrant liability	14	(1,634)	(1,648)	100.9%
Total other expenses	$(4,513)	$(10,166)	$(9,575)	(94.2)%
Other (expenses) income consisted of interest expense of $2.6 million for the year ended December 31, 2021 as compared to $8.6 million for the year ended December 31, 2020. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing and the A&R Wintrust Agreement. The decrease in other expenses period over period was also attributable to a prior year loss of $1.6 million associated with the change in fair value of the CB Warrants (defined in Note 7 - Debt in the accompanying notes to the

Company’s consolidated financial statements) liability. These decreases were partially offset by a $2.0 million loss on the early extinguishment of debt associated with the Company's 2021 Refinancing.
Income Taxes
The Company’s income tax provision was $2.8 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in income tax expense was primarily attributable to higher pre-tax income. The Company had a 29.2% and 17.0% effective tax rate for the years ended December 31, 2021 and 2020, respectively. The increase in the effective tax rate was primarily attributable to the prior year enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) net operating loss (“NOL”) carryback provision, which allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This allowed the Company to carryback net operating losses generated in 2018 and 2019 to prior tax years and generate a tax refund. The total refund generated by this carryback for the year ended December 31, 2020 was $1.6 million, of which all has been received.
See also Note 10 – Income Taxes in the accompanying notes to the Company’s consolidated financial statements.
GCR and ODR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from its remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s GCR backlog was $337.2 million and $393.5 million as of December 31, 2021 and 2020, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 65% of its GCR backlog as of December 31, 2021 will be recognized as revenue during 2022. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects. As of December 31, 2021, GCR backlog included approximately $33.8 million of backlog associated with the operations of the entities acquired in the Jake Marshall Transaction.
The Company’s ODR backlog was $98.0 million and $50.9 million as of December 31, 2021 and 2020, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 69% of its ODR backlog as of December 31, 2021 will be recognized as revenue during 2022. The Company believes its ODR backlog increased due to its continued focus on ODR growth, as well as lower sales in this segment during the fourth quarter of Fiscal 2020 because of macroeconomic uncertainty related to COVID-19. In addition, as of December 31, 2021, ODR backlog included approximately $22.6 million of backlog associated with the operations of the entities acquired in the Jake Marshall Transaction.
Impact of COVID-19
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
As new variants of the virus emerge, the Company remains cautious as many factors remain unpredictable. The Company actively monitors and responds to the changing conditions created by the pandemic, with focus on prioritizing the health and safety of the Company’s employees, dedicating resources to support the Company’s communities, and innovating to address the Company’s customers’ needs. During 2021, the Company faced impacts of both the Delta and Omicron variants, with disruptions to the Company’s workforce, which impacted revenue.
Supply chain disruptions, material shortages and escalating commodity prices as a result of COVID-19 are expected to continue into 2022. During the fourth quarter of 2021, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The impact of the COVID-19 pandemic on the Company’s vendors and the pricing and availability of materials or supplies utilized in the Company’s operations continues to evolve and may have an adverse impact on the Company’s operations in future periods. The Company continues to monitor the short- and long-term impacts of the pandemic, including the current supply chain disruptions.
As vaccines have become more readily available, we have experienced a growing number of our clients requiring that our workforce present on the client's property be vaccinated against the virus. Additionally, requirements to mandate COVID-19 vaccination of our workforce or requirements of our unvaccinated employees to be tested could result in labor disruptions, employee attrition and difficulty securing future labor needs. See ““Item 1A. Risk Factors — COVID-19 vaccination mandates applicable to us and certain of our employees may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse impact on our business and results of operations.” in this Annual Report on Form 10-K for discussion of risks associated with the potential adverse effects on our workforce of the U.S. Government vaccine mandate for employees, contractors, and subcontractors that service federal contracts and the OSHA requirement on our workforce.
We continue to monitor developments involving our workforce, customers, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and evolving nature of these circumstances, we cannot predict the full extent of the impact that COVID-19 will have on our operating results, financial condition and liquidity.
Outlook for 2022
For 2022, the Company has reviewed its operations and has determined that it is continuing to take steps to focus on the following key areas (i) increasing profitability, operating cash flows and actions oriented to maintaining sufficient liquidity, (ii) continuing to emphasize ODR work and (iii) targeting projects in its GCR segment and pursuing processes that avoid or reduce exposure to jobs that create potential financial challenges for the Company.
In focusing on profitability and cash flows, among other things, the Company will continue to aggressively pursue claims that it has asserted against project contractors, owners, engineers, consultants, subcontractors or others involved in projects where the Company has incurred additional costs exceeding the contract price or for amounts not included in the original contract price.  Management believes that the resolution of such currently existing and possible future claims will be a significant part of the Company’s success related to profitability, liquidity and financial performance. Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire businesses that have attractive market positions, a record of consistent positive cash flow, and desirable market locations. However, as a specialty contractor providing HVAC, plumbing, electrical and building controls design, engineering, installation and maintenance services in commercial, institutional and light industrial markets, our operating cash flows are subject to variability, including variability associated with winning, performing and closing work and projects. Additionally, our operating cash flows are impacted by the timing related to the resolution of the uncertainties inherent in the complex nature of the work that we perform, including claims and back charge settlements.  Although we believe that we have adequate plans related to providing sufficient operating working capital and liquidity in the short-term, the complex nature of the work we perform, including related to claims and back charge settlements could prove those plans to be incorrect.  If those plans prove to be incorrect, our financial position, results of operations, cash flows and liquidity could be materially and adversely impacted.
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
Seasonality, Cyclicality and Quarterly Trends
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on construction projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for its maintenance services, whereas severe weather may increase the demand for its maintenance and spot services. The Company’s operations also experience mild cyclicality, as building owners typically work through maintenance and capital projects at an increased level during the third and fourth calendar quarters of each year.
Liquidity and Capital Resources
Cash Flows
The Company’s liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowing from commercial banks and institutional lenders.
The following table presents summary cash flow information for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(24,233)	$39,815
Investing activities	(19,303)	(1,323)
Financing activities	15,865	(4,689)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,671)	$33,803

Noncash investing and financing transactions:
Earnout Payments associated with the Jake Marshall Transaction	$3,089	$—
Right of use assets obtained in exchange for new operating lease liabilities	5,417	1,096
Right of use assets obtained in exchange for new finance lease liabilities	1,296	2,624
Right of use assets disposed or adjusted modifying operating leases liabilities	219	621
Right of use assets disposed or adjusted modifying finance leases liabilities	—	(86)
Interest paid	2,549	6,467
Cash paid for income taxes	$2,290	$734
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company’s contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of December 31, 2021 and 2020, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. The Company’s current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the

Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months.
The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2021	2020
Current assets	$192,906	$199,417
Current liabilities	(129,742)	(150,294)

Net working capital	$63,164	$49,123
Current ratio(1)	1.49	1.33
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements, as of December 31, 2021, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	For the Years Ended December 31,
(in thousands)	2021	2020	Cash Inflow (Outflow)
Cash flows from operating activities:
Net income	$6,714	$5,807	$907
Non-cash operating activities(1)	16,997	13,767	3,230
Changes in operating assets and liabilities:
Accounts receivable	3,408	19,200	(15,792)
Contract assets	(15,054)	10,090	(25,144)
Other current assets	(555)	(115)	(440)
Accounts payable, including retainage	(5,578)	(19,504)	13,926
Contract liabilities	(20,399)	4,278	(24,677)
Prepaid income taxes	(114)	494	(608)
Accrued taxes payable	(1,170)	1,659	(2,829)
Accrued expenses and other current liabilities	(706)	4,713	(5,419)
Operating lease liabilities	(4,083)	(4,337)	254
Other long-term liabilities	(3,693)	3,763	(7,456)
Cash (used in) provided by working capital	(47,944)	20,241	(68,185)
Net cash (used in) provided by operating activities	$(24,233)	$39,815	$(64,048)
(1)Represents non-cash activity associated with depreciation and amortization, the provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain on sale of property and equipment, loss on early debt extinguishment and changes in the fair value of warrant liabilities.
During the year ended December 31, 2021, the Company used $24.2 million in cash in its operating activities, which consisted of cash used in working capital of $47.9 million, offset by net income for the period of $6.7 million and non-cash adjustments of $17.0 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and loss on early extinguishment of debt). During the year ended December 31, 2020, the Company’s operating activities provided $39.8 million in cash, which consisted of net income of $5.8 million, non-cash adjustments of $13.8 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, amortization of debt issuance costs and a gain on the change in fair value of warrant liabilities) and cash provided by working capital of $20.2 million.
The decrease in operating cash flows during year ended December 31, 2021 compared to the year ended December 31, 2020 were primarily attributable to the increase of the Company’s contract assets and the reduction of contract liabilities, which resulted in an aggregate $47.8 million cash outflow period-over-period. The decrease in our overbilled position was due to the reduction in GCR revenue and the timing of contract billings and the recognition of contract revenue.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $19.3 million for the year ended December 31, 2021 as compared to $1.3 million for the year ended December 31, 2020. Cash used in investing activities for the year ended December 31, 2021 of $19.0 million represented cash outflows associated with the Jake Marshall Transaction, net of cash acquired. In addition, cash used in investing activities for the year ended December 31, 2021 of $0.8 million represented cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.5 million in proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2020 of $1.5 million represented cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.2 million in proceeds from the sale of property and equipment.
For the years ended December 31, 2021 and 2020, the Company obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities was $15.9 million for the year ended December 31, 2021 as compared to cash flows used in financing activities of $4.7 million for the year ended December 31, 2020. For the year ended December 31, 2021, the Company received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants, $30.0 million in connection with the 2021 Refinancing, $10.0 million associated with the A&R Wintrust Term Loan and $0.3 million associated with proceeds from contributions to the ESPP. These proceeds were partly offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, $4.5 million and $0.6 million of scheduled principal payments on the Wintrust Term Loan and the A&R Wintrust Term Loan, respectively, $2.6 million for payments on finance leases, $0.5 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Wintrust Revolving Loan.
For the year ended December 31, 2020, the Company both borrowed and repaid $7.3 million on the 2019 Revolving Credit Facility and made scheduled principal payments of $2.0 million on the 2019 Refinancing Term Loan. The Company also made finance lease payments of $2.7 million, and paid $0.2 million of taxes related to net-share settlement of equity awards offset by $0.2 million in proceeds from contributions related to the employee stock purchase plan.
The following table reflects the Company’s available funding capacity as of December 31, 2021:

(in thousands)
Cash & cash equivalents		$14,476
Credit agreement:
A&R Wintrust Revolving Loan	25,000
Outstanding revolving credit facility	—
Outstanding letters of credit	(3,405)
Net credit agreement capacity available		21,595
Total available funding capacity		$36,071
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2021	December 31, 2020
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	$34,881	$—
A&R Wintrust Revolving Loan	—	—
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	—	39,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.55% to 6.45% through 2026	5,132	6,459
Total debt	$40,013	$45,459
Less - Current portion of long-term debt	(9,879)	(6,536)
Less - Unamortized discount and debt issuance costs	(318)	(2,410)
Long-term debt	$29,816	$36,513
On February 24, 2021 (the “2021 Refinancing Date”), the Company refinanced its 2019 Refinancing Term Loan (defined in Note 7 - Debt in the accompanying notes to the Company’s consolidated financial statements) and 2019 Revolving Credit Facility (defined in Note 7 - Debt in the accompanying notes to the Company’s consolidated financial statements) with proceeds from the issuance of the Wintrust Term Loan (defined in Note 7 - Debt in the accompanying notes to the Company’s consolidated financial statements) (the “2021 Refinancing”). As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements (defined in Note 7 - Debt in the accompanying notes to the Company’s consolidated financial statements) and terminated its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility. In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants liability and the prepayment penalty and other extinguishment costs of $1.4 million.
In conjunction with the Jake Marshall Transaction, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into the Amended and Restated Credit Agreement (the “A&R Wintrust Credit Agreement”) by and among LFS, LHLLC, the Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.
In accordance with the terms of the A&R Wintrust Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall A&R Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Wintrust Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: permit the Company to undertake the Jake Marshall Transaction, make certain adjustments to the covenants under the A&R Wintrust Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), allow for the Earnout Payments under the Jake Marshall Transaction and make other corresponding changes to the A&R Wintrust Credit Agreement.
See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2021 and 2020, we had approximately $159.2 million and $79.4 million in surety bonds outstanding, respectively. We believe that our $700 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 12 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.

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
We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Consolidated Balance Sheets as a current liability in accrued expenses and other current liabilities. See Note 12 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
Recent Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have on our financial position and/or results of operations. See Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations, or liquidity.
Critical Accounting Policies
Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this Annual Report on Form 10-K, our business has two operating segments: (1) GCR, for which we account for using the cost-to-cost method and (2) ODR, for which revenue is recognized as services are provided. In addition, we believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of our self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements.
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
With respect to the Company’s ODR segment, there are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period, typically of one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.
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
Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims we might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 4 – Revenue from Contracts with Customers in the accompanying notes to the Company’s consolidated financial statements for information related to unresolved change orders and claims.
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
In addition, we are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported.
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
Off-Balance Sheet and Other Arrangements
Aside from the $3.4 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at both December 31, 2021 and 2020, we did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

Management’s Report on Internal Control Over Financial Reporting
March 16, 2022
To the Shareholders of Limbach Holdings, Inc.:
Financial Statements and Practices
The accompanying consolidated financial statements of Limbach Holdings, Inc. are the responsibility of and have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on our best judgments and estimates. The Company’s financial information displayed in other sections of this report is consistent with these financial statements.
The Company seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies, procedures and methods are understood throughout the organization.
The Company has a comprehensive, formalized system of internal controls designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate management monitors the system for compliance and evaluates it for effectiveness, and the independent registered public accounting firm measures its effectiveness and recommends possible improvements thereto.
The Board of Directors exercises its oversight role in the area of financial reporting and internal control over financial reporting through its Audit Committee. This committee, composed solely of independent directors, regularly meets (jointly and separately) with the independent registered public accounting firm, management, internal audit and other executives to monitor the proper discharge by each of their responsibilities relative to internal control over financial reporting and the Company’s financial statements.
Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On December 2, 2021, the Company acquired all of the outstanding membership interests of Jake Marshall LLC and Coating Solutions LLC. As the acquisitions occurred in December 2021, the scope of the Company's assessment of the design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2021 excluded these acquired businesses. The total assets and total revenue excluded from our assessment represented approximately 4% and 1%, respectively, of Limbach Holdings, Inc.’s consolidated total assets and total revenue as of and for the year ended December 31, 2021. This exclusion is in accordance with the SEC's staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. These acquired businesses will be included in management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2022.
Based on this evaluation, the Company’s management concluded that Limbach Holdings, Inc.’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Limbach Holdings, Inc.
Pittsburgh, Pennsylvania

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Jake Marshall, LLC and Coating Solutions, LLC acquired during 2021, which is described in Note 3 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts

As described in Notes 2 and 4 to the financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgement and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2021, approximately $350,015,000 of the Company’s revenues were derived from construction-type contracts.

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

Our audit procedures related to testing the variable consideration and cost to complete included the following:

•Obtained an understanding of management’s internal controls and evaluated the design of the controls.
•Tested the operating effectiveness of controls over the reasonableness of estimates of costs to complete on contracts and estimates of variable consideration recognized on contracts.
•Obtained and reviewed the relevant terms of the related contracts and change orders for a sample of contracts.
•Sampled contracts and observed certain internal project review meetings and interviewed project personnel to gain an understanding of the status of projects and tested management’s significant judgements related to the recoverability of variable consideration and estimated costs to be incurred to complete the contract.
•Evaluated management’s historical ability to estimate total contract cost by performing a comparison of total actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost.

Our audit procedures related strictly to testing the variable consideration included the following:

•Evaluated the recorded variable consideration by obtaining management’s contractual justification for the recorded amounts on a sample of contracts. This includes obtaining project communications such as notices to proceed and work directives from the owner or general contractor for the changes in the scope of the contract to support the variable consideration.
•Sampled related underlying costs for pending change orders and claims based on their significance to the variable consideration by vouching these costs to the corresponding vendor invoice, subcontractor payment application, or timecard depending on the nature of the associated job cost.

Our audit procedures related strictly to testing the cost to complete included the following:

•Agreed actual costs incurred to underlying support on a sample basis.
•Tested key components of estimated costs to complete including labor, materials, equipment, and subcontractor costs on a sample basis.

Accounting for Acquisitions

As described in Note 3 to the financial statements, the Company completed the acquisition of Jake Marshall, LLC and Coating Solutions, LLC in 2021 for total consideration of approximately $24,402,000. Auditing the accounting of the Company’s acquisitions involved a high degree of subjectivity in evaluating management’s estimates, such as the recognition of the fair value of assets acquired, liabilities assumed and contingent consideration.

Our audit procedures related to testing the accounting for this acquisition included the following:
•Testing controls over the accounting for acquisitions, such as controls over the recognition and measurement of assets acquired, liabilities assumed, and consideration paid and payable, including contingent consideration.
•Reading the purchase agreement and comparing the terms of the purchase agreement to management’s application of purchase accounting for this acquisition.
•Evaluating the significant assumptions and methods used in developing the fair value estimates and tested the recognition of the assets acquired, and liabilities assumed at fair value; the identifiable acquired intangible assets at fair value; and goodwill measured as a residual.
•Assessing whether intangible assets, such as acquired tradenames, customer relationships, and backlog, were properly identified.
•Evaluating the significant assumptions used in valuing these intangibles were reasonable, including discount rates, estimated useful lives, revenue growth rates, projected profit margins, and the expected rate of return. Specifically, we considered the past performance of Jake Marshall, LLC and Coating Solutions, LLC, and considered whether they were consistent with evidence obtained in other areas of the audit.
•Evaluating the estimated fair value of significant contingent consideration arrangements based on attainment of certain gross profit metrics. In addition, we assessed the terms of the contingent consideration, management’s gross profit projections, and any other conditions that must be met for the contingent consideration arrangements to become payable. Finally, we evaluated management’s classification of contingent payments to continuing employees as either contingent consideration in the business combination or employee compensation.

	/s/	Crowe LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia
March 16, 2022

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$14,476	$42,147
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $263 and $266 as of December 31, 2021 and 2020, respectively)	89,327	85,767
Contract assets	83,863	67,098
Advances to and equity in joint ventures, net	12	10
Income tax receivable	114	—
Other current assets	5,001	4,282
Total current assets	192,906	199,417

Property and equipment, net	21,621	19,700
Intangible assets, net	16,907	11,681
Goodwill	11,370	6,129
Operating lease right-of-use assets	20,119	18,751
Deferred tax asset	4,330	6,087
Other assets	259	392
Total assets	$267,512	$262,157

LIABILITIES
Current liabilities:
Current portion of long-term debt	$9,879	$6,536
Current operating lease liabilities	4,366	3,929
Accounts payable, including retainage	63,840	66,763
Contract liabilities	26,712	46,648
Accrued income taxes	501	1,671
Accrued expenses and other current liabilities	24,444	24,747
Total current liabilities	129,742	150,294
Long-term debt	29,816	36,513
Long-term operating lease liabilities	16,576	15,459
Other long-term liabilities	3,540	6,159
Total liabilities	179,674	208,425
Commitments and contingencies
Redeemable convertible preferred stock, net, par value $0.0001, $1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020 ($0 redemption value as of December 31, 2021 and December 31, 2020)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,304,242 issued and outstanding at December 31, 2021 and 7,926,137 at December 31, 2020	1	1
Additional paid-in capital	85,004	57,612
Retained earnings (accumulated deficit)	2,833	(3,881)
Total stockholders’ equity	87,838	53,732
Total liabilities and stockholders’ equity	$267,512	$262,157
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Years Ended December 31,
	2021	2020
Revenue	$490,351	$568,209
Cost of revenue	404,441	486,823
Gross profit	85,910	81,386
Operating expenses:
Selling, general and administrative	71,436	63,601
Amortization of intangibles	484	630
Total operating expenses	71,920	64,231
Operating income	13,990	17,155
Other (expense) income:
Interest expense, net	(2,568)	(8,627)
Loss on debt extinguishment	(1,961)	—
Gain on sale of property and equipment	2	95
Gain (loss) on change in fair value of warrant liability	14	(1,634)
Total other expenses	(4,513)	(10,166)
Income before income taxes	9,477	6,989
Income tax provision	2,763	1,182
Net income	$6,714	$5,807

Earnings Per Share (“EPS”)
Net income per share:
Basic	$0.67	$0.74
Diluted	$0.66	$0.72
Weighted average number of shares outstanding:
Basic	10,013,117	7,865,089
Diluted	10,231,637	8,065,464
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional paid-in capital	Retained earnings (accumulated deficit)	Stockholders’ equity
	Number of shares outstanding	Par value amount

Balance at January 1, 2020	7,688,958	$1	$56,557	$(9,688)	$46,870
Shares issued related to vested restricted stock units	206,354	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(110)	—	(110)
Proceeds related to employee stock purchase plan	—	—	97	—	97
Shares issued related to employee stock purchase plan	30,825	—	—	—	—
Stock-based compensation	—	—	1,068	—	1,068
Net income	—	—	—	5,807	5,807
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Exercise of warrants	172,874	—	1,989	—	1,989
Shares issued related to vested Restricted stock units	129,138	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(191)	—	(191)
Stock-based compensation	—	—	2,601	—	2,601
Proceeds related to employee stock purchase plan	—	—	220	—	220
Shares issued related to employee stock purchase plan	25,068	—	—	—	—
Net income	—	—	—	6,714	6,714
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$6,714	$5,807
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	5,948	6,171
Noncash operating lease expense	4,268	4,033
Provision for doubtful accounts	198	100
Stock-based compensation expense	2,601	1,068
Loss on early debt extinguishment	1,961	—
Amortization of debt discount and issuance costs	280	2,157
Deferred income tax provision (benefit)	1,757	(1,301)
(Gain) loss on change in fair value of warrant liability	(14)	1,634
Gain on sale of property and equipment	(2)	(95)
Changes in operating assets and liabilities:
Accounts receivable	3,408	19,200
Contract assets	(15,054)	10,090
Other current assets	(555)	(115)
Accounts payable, including retainage	(5,578)	(19,504)
Contract liabilities	(20,399)	4,278
Income tax receivable	(114)	494
Accrued income taxes	(1,170)	1,659
Accrued expenses and other current liabilities	(706)	4,713
Operating lease liabilities	(4,083)	(4,337)
Other long-term liabilities	(3,693)	3,763
Net cash (used in) provided by operating activities	(24,233)	39,815
Cash flows from investing activities:
Proceeds from sale of property and equipment	467	162
Jake Marshall Transaction, net of cash acquired	(18,977)	—
Advances to joint ventures	(2)	(2)
Purchase of property and equipment	(791)	(1,483)
Net cash used in investing activities	(19,303)	(1,323)
Cash flows from financing activities:
Proceeds from Wintrust and A&R Wintrust Term Loans	40,000	—
Payments on Wintrust and A&R Wintrust Term Loans	(5,119)	—
Payments on 2019 Refinancing Term Loan	(39,000)	(2,000)
Proceeds from 2019 Revolving Credit Facility	—	7,250
Payments on 2019 Revolving Credit Facility	—	(7,250)
Prepayment penalty and other costs associated with debt extinguishment	(1,376)	—
Proceeds from sale of common stock	22,773	—
Proceeds from exercise of warrants	1,989	—
Payments on finance leases	(2,623)	(2,664)
Proceeds from contributions to employee stock purchase plan	323	191
Taxes paid related to net-share settlement of equity awards	(459)	(216)
Payments of debt issuance costs	(643)	—
Net cash provided by (used in) financing activities	15,865	(4,689)
(Decrease) increase in cash, cash equivalents and restricted cash	(27,671)	33,803
Cash, cash equivalents and restricted cash, beginning of year	42,260	8,457
Cash, cash equivalents and restricted cash, end of year	$14,589	$42,260

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout Payments associated with the Jake Marshall Transaction	$3,089	$—
Right of use assets obtained in exchange for new operating lease liabilities	5,417	1,096
Right of use assets obtained in exchange for new finance lease liabilities	1,296	2,624
Right of use assets disposed or adjusted modifying operating leases liabilities	219	621
Right of use assets disposed or adjusted modifying finance leases liabilities	—	(86)
Interest paid	2,549	6,467
Cash paid for income taxes	$2,290	$734

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
December 31, 2021
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
Supply chain disruptions, material shortages and escalating commodity prices as a result of COVID-19 are expected to continue into 2022. During the fourth quarter of 2021, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The impact of the COVID-19 pandemic on the Company’s vendors and the pricing and availability of materials or supplies utilized in the Company’s operations continues to evolve and may have an adverse impact on the Company’s operations in future periods.
The ongoing effects of the pandemic, including decreased consumer confidence and economic instability, can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Our clients may face budget deficits or other financial constraints that prohibit them from funding proposed and existing projects. During the fourth quarter of 2020 and for a portion of the year ended December 31, 2021, several of our business units experienced slowdowns in the closing of sales related to the ongoing effects of the pandemic, which impacted our revenue and profitability. These impacts may continue as the pandemic persists. Further, ongoing economic instability in the global markets, including from the pandemic, could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, or spending continues to be reduced, our financial condition and results of operations may be adversely affected.
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
Principles of Consolidation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC, Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”) and Coating Solutions, LLC (“CSLLC”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, impairment of goodwill, intangibles, property and equipment, fair valuation in business combinations, insurance reserves, income tax valuation allowances, and contingencies. If the underlying estimates and assumptions upon which the consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company maintains demand accounts at several domestic banks. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million. The Company's cash balances on deposit at December 31, 2021 and 2020, exceeded the balance insured by the FDIC by approximately $14.2 million and $41.9 million, respectively.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$14,476	$42,147
Restricted cash	113	113
Total cash, cash equivalents and restricted cash	$14,589	$42,260

Accounts Receivable and Allowance for Doubtful Accounts
The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Management provides for probable uncollectible accounts through a charge to earnings and a credit to the valuation account based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. The majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets. Based on assessments by management, allowances for doubtful accounts were approximately $0.3 million at both December 31, 2021 and 2020.
Joint Ventures
The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to the Company’s sub-contract are recorded within the Company’s statements of operations and balance sheets, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue is equal to the sum of the sub-contracts it issues to the joint venture partners. The voting power and management of the joint ventures are shared equally by the joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC Topic 323, Investments – Equity Method and Joint Ventures.
Revenue Recognition
The Company’s revenue is primarily derived from construction-type and service contracts that generally range from six months to two years. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price
5.Recognize revenue
Identify the contract with a customer. A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectability of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with our customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectability of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and our prior collection history with such customer.
Identify the performance obligations in the contract. At contract inception, the Company assesses the goods or services promised in a contract and identifies, as a separate performance obligation, each distinct promise to transfer goods or services to the customer. The identified performance obligations represent the “unit of account” for purposes of determining revenue recognition. In order to properly identify separate performance obligations, the Company applies judgment in determining whether each good or service provided is: (a) capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (b) distinct within the context of the contract, whereby the transfer of the good or service to the customer is separately identifiable from other promises in the contract.
Determine the transaction price. The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to our customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current, and estimates of future performance. The expected value method is typically utilized in situations where a contract contains a large number of possible outcomes while the most likely amount method is typically utilized in situations where a contract has only two possible outcomes.
Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This threshold is referred to as the variable consideration constraint. In assessing whether to apply the variable consideration constraint, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue, including, but not limited to, whether: (a) the amount of consideration is highly susceptible to factors outside of the Company’s influence, such as the actions of third parties, (b) the uncertainty surrounding the amount of consideration is not expected to be resolved for a long period of time, (c) the Company’s experience with similar types of contracts is limited or that experience has limited predictive value, (d) the Company has a practice of either offering a broad range of price concessions or changing the payment terms and conditions of similar contracts in similar circumstances, and (e) the contract has a large number and broad range of possible consideration amounts.
Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by our customer but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment of and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. Based upon this assessment, the Company estimates the transaction price, including whether the variable consideration constraint should be applied.
Contract claims are another form of variable consideration which is common within our industry. Claim amounts represent revenue that has been recognized for contract modifications that are not submitted or are in dispute as to both scope and price. In estimating the transaction price for claims, the Company considers all relevant facts available. However, given the uncertainty surrounding claims, including the potential long-term nature of dispute resolution and the broad range of possible consideration amounts, there is an increased likelihood that any additional contract revenue associated with contract claims is constrained. The resolution of claims involves negotiations and, in certain cases, litigation. In the event litigation costs are incurred by us in connection with claims, such litigation costs are expensed as incurred, although we may seek to recover these costs.
Allocate the transaction price to performance obligations in the contract. For contracts that contain multiple performance obligations, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. The Company determines the standalone selling price based on the price at which the performance obligation would have been sold separately in similar circumstances to similar customers. If the standalone selling price is not observable, the Company estimates the standalone selling price taking into account all available information such as market conditions and internal pricing guidelines. In certain circumstances, the standalone selling price is determined using an expected profit margin on anticipated costs related to the performance obligation.
Recognize revenue as performance obligations are satisfied. Throughout the execution of our construction-type contracts, the Company recognizes revenue with the continuous transfer of control to the customer. The customer typically controls the asset under construction by either contractual termination clauses or by the Company’s rights to payment for work already performed on the asset under construction that does not have an alternative use for the Company.
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
Certain construction-type contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer. The Company has determined there are no significant financing components in our contracts during the years ended December 31, 2021 and 2020.
For our service-type contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of our performance as we perform the service. For our fixed price service-type contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when our inputs are expended evenly, and the customer receives and consumes the benefits of our performance throughout the contract term.
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised in the near-term. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.
Costs to fulfill our contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses on our consolidated statements of operations.
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of contracts.
See Note 4 – Revenue from Contracts with Customers for further information.
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
Subsequent to the inception of a construction-type contract in our GCR and ODR segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated.
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
Goodwill and Impairment of Long-Lived Assets
Goodwill is evaluated for impairment at least annually or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. The Company's qualitative assessment of potential impairment may result in the determination that a quantitative impairment analysis is not necessary. Under this elective process, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then a quantitative assessment is not required. However, if the Company concludes otherwise, a quantitative impairment analysis is performed.
If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to qualitatively conclude that no impairment has occurred, then the Company will perform a quantitative assessment. In the case of a quantitative assessment, the Company estimates the fair value of the reporting unit with which the goodwill is associated and compares it to the carrying value. If the estimated fair value of a reporting unit is less than its carrying value, an impairment charge is recognized for the excess of the reporting unit's carrying value over its fair value. See Note 5 – Goodwill and Intangible Assets for further detail.
The Company evaluates long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. With respect to property, plant and equipment and finite lived intangibles, asset recoverability is measured by comparing the carrying value of the asset or asset group with its expected future pre-tax undiscounted cash flows. These cash flow estimates require the Company to make projections and assumptions for many years into the future for pricing, demand, competition, operating cost and other factors. If the carrying amount exceeds the expected future undiscounted cash flows, the Company recognizes an impairment equal to the excess of carrying value over fair value as determined by quoted market prices in active markets or present value techniques if quotes are unavailable. The determination of the fair value using present value techniques requires the Company to make projections and assumptions regarding the probability of a range of outcomes and the rates of interest used in the present value calculations. Any changes the Company makes to these projections and assumptions could result in significant revisions to its evaluations of recoverability and the recognition of additional impairments. See Note 5 – Goodwill and Intangible Assets for further discussion on impairments of long-lived assets.
Intangible Assets

The Company’s indefinite-lived intangible assets associated with its trade name are evaluated for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its indefinite-lived intangible asset are less than their carrying amount. The Company’s customer relationship-related intangible assets are amortized over the period the Company expects to receive the related economic benefit based upon estimated future net cash flows and its favorable leasehold interest-related intangible assets are amortized on a straight-line basis over the remaining lease terms.
As a result of the Jake Marshall Transaction (defined in Note 3), the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. The Jake Marshall-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 – Acquisitions for further discussion of the Company’s acquired intangible assets as a result of the Jake Marshall Transaction.
See Note 5 – Goodwill and Intangible Assets for further discussion of the Company’s intangible assets.
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
The following table summarizes the Company’s property and equipment:

(in thousands)	December 31, 2021	December 31, 2020
Land and improvements	$400	$400
Buildings and leasehold improvements	10,721	7,751
Machinery and equipment	24,600	21,647
Finance leases - vehicles(1)	10,771	11,505
Gross property and equipment	46,492	41,303
Less: Accumulated amortization on finance leases	(5,855)	(5,263)
Less: Accumulated depreciation	(19,016)	(16,340)
Property and equipment, net of accumulated amortization and depreciation(2)	$21,621	$19,700
(1)    See additional information provided in Note 13 – Leases.
(2)    Includes net property and equipment of approximately $5.6 million for the year ended December 31, 2021 related to assets acquired in the Jake Marshall Transaction.
Depreciation and amortization expense on property and equipment was $5.5 million for both the years ended December 31, 2021 and 2020.
Leases
A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, we determine whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Leases are classified as either operating or finance, based on our evaluation of certain criteria.
With the exception of short-term leases (leases with an initial term of 12 months or less), at lease commencement, we measure and record a lease liability equal to the present value of the remaining lease payments, generally discounted using quoted borrowing rates on our secured debt as the implicit rate is not readily determinable on many of our real estate operating leases. For our fleet vehicles classified as financing leases, we use the stated interest rate in the lease.
On the lease commencement date, the amount of the right-of-use (“ROU”) assets consist of the following:
•the amount of the initial measurement of the lease liability;
•any lease payment made at or before the commencement date, minus any lease incentives received; and

•any initial direct costs incurred.
Most of our operating lease contracts have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts. See Note 13 – Leases for additional information.
We periodically evaluate whether events and circumstances have occurred that indicate that the remaining balances of our ROU assets may not be recoverable. We use estimates of future undiscounted cash flows, as well as other economic and business factors, to assess the recoverability of these assets.
Deferred Financing Costs and Debt Discount
Deferred financing costs are deferred and amortized to interest expense using the effective interest rate method over the term of the related long-term debt agreement, and the straight-line method for the revolving credit agreement.
Debt issuance costs related to the issuance and/or extension, as applicable, of the Company’s term loans are reflected as a direct reduction from the carrying amount of long-term debt. Debt issuance costs related to revolving credit facilities are capitalized and reflected as an other asset.
Prior to their extinguishment, the allocated fair value of the CB Warrants (defined in Note 7) were recorded as a debt discount and were accreted over the expected term of the debt as interest expense. See Note 7 – Debt for additional information.
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a graded vesting basis over the requisite service period for each separately vesting tranche of the award based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions, the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the straight-line method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 16 – Management Incentive Plans for further information.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable, and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. We also believe that the carrying value of the A&R Wintrust Term Loan (defined in Note 7) approximates its fair value due to the variable rate on such debt. As of December 31, 2021, the Company determined that the fair value of the A&R Wintrust Term Loan was $34.9 million. This fair value was determined using discounted estimated future cash flows using level 3 inputs. There were no outstanding borrowings on the Company’s A&R Wintrust Revolving Loan (defined in Note 7) at December 31, 2021.
Prior to its termination as a result of the 2021 Refinancing (defined in Note 7), the fair value of the Company's CB Warrants were determined using the Black-Scholes-Merton option pricing model. The valuation inputs included the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which were considered Level 3 inputs. The CB Warrants liability was included in other long-term liabilities on the Company's December 31, 2020 Consolidated Balance Sheet. The Company remeasured the fair value of the CB Warrants liability as of December 31, 2020 and February 24, 2021 and recorded any adjustments to other income (expense). At both February 24, 2021 and December 31, 2020, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on the 2021 Refinancing Date, there was no liability associated with the CB Warrants recorded as of December 31, 2021. For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded other income of $0.1 million to reflect the change in the fair value of the CB Warrants liability. For the year ended December 31, 2020, the Company recorded other expense of $1.6 million to reflect the change in the CB Warrants liability.
As a part of the total consideration for the Jake Marshall Transaction, the Company recognized $3.1 million in contingent consideration. See Note 3 for further discussion of the Earnout Payments.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. ASC 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The changes are effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2021-08 in December 2021. The contract assets and contract liabilities associated with the Jake Marshall Transaction have been valued in accordance with this standard.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which affects general principles within Topic 740, and is meant to simplify and reduce the cost of accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and simplifies areas including franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, the incremental approach for intraperiod tax allocation, interim period income tax accounting for year-to-date losses that exceed anticipated losses and enacted changes in tax laws in interim periods. The changes are effective for annual periods beginning after December 15, 2020. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements or presentation thereof.
Also in October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this update remove references to various FASB Concepts Statements, situates all disclosure guidance in the appropriate disclosure section of the Codification, and makes other improvements and technical corrections to the Codification. The amendments in Sections B and C of this amendment are effective for annual periods beginning after December 15, 2020, for public business entities, with early adoption permitted. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements or presentation thereof.
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
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements. As discussed in Note 7, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement.
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
Note 3 – Acquisitions
Jake Marshall Transaction
On December 2, 2021 (the “Effective Date”), the Company and LFS entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with JMLLC, CSLLC, a Tennessee limited liability company (together with JMLLC, the “Acquired Companies” and each an “Acquired Company”) and the owners of the Acquired Companies (collectively, the “Sellers”), pursuant to which LFS purchased all of the outstanding membership interests in the Acquired Companies from the Sellers (the transactions contemplated by the Purchase Agreement collectively being the “Jake Marshall Transaction”). The Jake Marshall Transaction closed on the Effective Date. As a result of the Jake Marshall Transaction, each of the Acquired Companies became wholly-owned indirect subsidiaries of the Company. The acquisition expands the Company’s market share within its existing product and service lines.
Total consideration paid by the Company for the Jake Marshall Transaction was $21.3 million (the “Closing Purchase Price”), consisting of cash paid to the Sellers, net of adjustments for working capital. Of the consideration paid to the Sellers, $1.0 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Sellers may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the Purchase Agreement, if the gross profit of the Acquired Companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) fiscal year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period.
The Company recorded $0.6 million in acquisition-related expenses related to the Jake Marshall Transaction during the year ended December 31, 2021 associated with professional fees, which are included in selling, general and administrative expense in the consolidated statement of operations.
Allocation of Purchase Price. The Jake Marshall Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the final purchase price and estimated fair values of assets acquired and liabilities assumed as of the Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $5.2 million of goodwill, all of which was allocated to the ODR reporting unit and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the allocation of the fair value of the assets and liabilities of the Jake Marshall Transaction as of the Effective Date by the Company.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$21,313
Earnout provision	3,089
Total Consideration	24,402

Fair value of assets acquired:
Cash and cash equivalents	2,336
Accounts receivable	7,165
Contract assets	1,711
Other current assets	164
Property and equipment	5,762
Intangible assets	5,710
Amount attributable to assets acquired	22,848

Fair value of liabilities assumed:
Accounts payable, including retainage	2,655
Accrued expenses and other current liabilities	570
Contract liabilities	462
Amount attributable to liabilities assumed	3,687
Goodwill	$5,241
For working capital items, such as cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, the Acquired Companies’ carrying value was assumed to represent the fair value of these assets due to the current nature of the assets and liabilities. There was no difference between the contract value and fair value of accounts receivable acquired.
The estimated fair value of property and equipment, generally consisting of leasehold improvements and machinery and equipment, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the property and equipment represented a Level 3 fair value measurement.
As part of the purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. The fair value of the customer relationships with third-party customers and acquired backlog was determined using the multi-period excess earning method under the income approach. The multi-period excess earnings method is a variation of the discounted cash-flow analysis, which isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting it back to present value. The fair value of the acquired trade name intangible asset was determined using an income approach, specifically known as the relief-from-royalty method. This method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs.
The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. Amortization expense recorded in the consolidated statements of operations for the period from December 2, 2021 to December 31, 2021 was approximately $0.1 million. The estimated annual amortization expense over the next five years is approximately $1.3 million, $1.0 million, $0.7 million, $0.7 million and $0.7 million.
Intangible assets, net as of December 31, 2021 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name	$1,150	$(15)	$1,135	6.2
Customer relationships - GCR	570	(6)	564	7.1
Customer relationships - ODR	3,050	(34)	3,016	7.6
Backlog - GCR	260	(14)	246	1.6
Backlog - ODR	680	(36)	644	1.6
Total	$5,710	$(105)	$5,605	6.3
The aforementioned contingent Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the Earnout Payments was approximately $3.1 million at the date of acquisition, of which the entire balance was included in other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2021. The Company determined the initial fair value of the Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 6.83%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield. Subsequent to the Effective Date, the Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
Unaudited Pro Forma Information. The following unaudited pro forma combined financial information presents the Company's results as though the Jake Marshall Transaction had been completed at January 1, 2020. The pro forma combined financial information has been included for comparative purposes and is not necessarily indicative of the results that might have actually occurred had the Jake Marshall Transaction taken place on January 1, 2020; furthermore, the financial information is not intended to be a projection of future results.

	Year Ended December 31,
(in thousands) (unaudited)	2021	2020
Pro forma revenue	$523,479	$599,013
Pro forma net income	$5,392	$4,310
Pro forma EPS (basic)	$0.54	$0.55
Pro forma EPS (diluted)	$0.53	$0.53
Note 4 – Revenue from Contracts with Customers
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2021	December 31, 2020	Change
Contract assets
Costs in excess of billings and estimated earnings	$47,447	$31,894	$15,553
Retainage receivable	36,416	35,204	1,212
Total contract assets	$83,863	$67,098	$16,765
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the consolidated balance sheets was $38.1 million and $33.6 million as of December 31, 2021 and 2020, respectively. The Company anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2021	December 31, 2020	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$26,293	$46,020	$(19,727)
Provisions for losses	419	628	(209)
Total contract liabilities	$26,712	$46,648	$(19,936)
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
The net underbilling (overbilling) position for contracts in process consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Revenue earned on uncompleted contracts	$758,450	$752,564
Less: Billings to date	(737,296)	(766,690)
Net underbilling (overbilling)	$21,154	$(14,126)

(in thousands)	December 31, 2021	December 31, 2020
Costs in excess of billings and estimated earnings	$47,447	$31,894
Billings in excess of costs and estimated earnings	(26,293)	(46,020)
Net underbilling (overbilling)	$21,154	$(14,126)
Revisions in Contract Estimates
The following table summarizes the Company’s recorded revisions in its contract estimates for certain GCR and ODR projects for the years ended December 31, 2021 and 2020 (includes material gross profit changes of $0.25 million or more).

	For the Years Ended December 31,
	2021		2020
(in thousands except project count )		Project count		Project count
Gross profit write-ups:
GCR	$5,663	12	$1,654	3
ODR	—	—	—	—
Total gross profit write-ups	$5,663	12	$1,654	3

Gross profit write-downs:
GCR	$(5,958)	8	$(10,379)	15
ODR	(332)	1	—	—
Total gross profit write-downs	$(6,290)	9	$(10,379)	15

Total gross profit write-downs, net	$(627)		$(8,725)
During the year ended December 31, 2021, the Company recorded total net gross profit write-ups, regardless of materiality, of $0.4 million compared to total net gross profit write-downs, regardless of materiality, of $7.9 million for the year ended December 31, 2020.
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
As of December 31, 2021, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $337.2 million and $81.2 million, respectively. The Company currently estimates that 65% and 52% of our GCR and ODR segment remaining performance obligations as of December 31, 2021, respectively, will be recognized as revenue during 2022, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangible Assets
Goodwill
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
As a result of the interim assessment, the Company determined that the fair value of the ODR reporting unit was greater than its respective carrying value. The impairment assessment concluded significant headroom of $33.3 million, or 169%, for the ODR reporting unit. No impairment to goodwill was recorded as a result of the interim assessment. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair value of the ODR reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized.
In addition, no impairment losses were identified as a result of our qualitative assessments during the year ended December 31, 2020.
The following table summarizes the carrying amount of goodwill associated with the Company's segments for the years ended December 31, 2021 and 2020.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2020	$—	$6,129	$6,129
Goodwill as of December 31, 2020	—	6,129	6,129
Goodwill associated with the Jake Marshall Transaction	—	5,241	5,241
Goodwill as of December 31, 2021	$—	$11,370	$11,370
Intangible Assets
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
During the third quarter of 2021, the Company performed a quantitative impairment test on its indefinite-lived intangible assets due to the triggering events described in the goodwill impairment summary above. The fair value of the Company's trade name was estimated using an income approach, specifically known as the relief-from-royalty method. The relief-from-royalty method is based on the hypothetical royalty stream that would be received if we were to license the trade name and was based on expected revenue. As a result of the interim assessment, the Company determined that the fair value of the Company's indefinite-lived intangible asset was greater than its respective carrying value. The impairment assessment concluded headroom of $1.0 million, or 10%, for the Company's trade name. The Company did not recognize an impairment charge on its indefinite-lived intangible asset for the years ended December 31, 2021 and 2020.
Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2021
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(6)	$564
Customer relationships – ODR – Jake Marshall	3,050	(35)	3,015
Customer relationships – ODR – Limbach	4,710	(3,475)	1,235
Favorable leasehold interests(1) – Limbach	190	(82)	108
Backlog – GCR – Jake Marshall	260	(14)	246
Backlog – ODR – Jake Marshall	680	(36)	644
Trade name – Jake Marshall	1,150	(15)	1,135
Total amortized intangible assets	10,610	(3,663)	6,947
Unamortized intangible assets:
Trade name – Limbach(2)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(3,663)	$16,907

(1)    During the first quarter of 2021, the Company reduced the gross carrying amount and accumulated amortization associated with its favorable leasehold interests intangible asset by $0.3 million due to the lease termination of its Western Pennsylvania office associated with the intangible asset.
(2)    The Company has determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and therefore is an established brand within the industry.

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2020(1)
Amortized intangible assets:
Customer relationships – ODR – Limbach	$4,710	$(3,112)	$1,598
Favorable leasehold interests – Limbach	530	(407)	123
Total amortized intangible assets	5,240	(3,519)	1,721
Unamortized intangible assets:
Trade name – Limbach	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$15,200	$(3,519)	$11,681
(1) The Backlog - GCR - Limbach intangible asset previously shown at December 31, 2020 has been fully amortized. Accordingly, its gross carrying amount of $4.8 million and corresponding accumulated amortization of $4.8 million have been removed from the table.
Total amortization expense for these amortizable intangible assets was $0.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Intangible Asset	Amortization Method	Estimated Remaining Useful Life (Years)
Customer relationships – GCR – Jake Marshall	Straight line	7.0
Customer Relationships – ODR – Limbach	Pattern of economic benefit	9.0
Customer Relationships – ODR – Jake Marshall	Straight line	7.5
Favorable Leasehold Interests – Limbach	Straight line	7.2
Backlog – GCR – Jake Marshall	Straight line	1.5
Backlog – ODR – Jake Marshall	Straight line	1.5
Trade name – Jake Marshall	Straight line	6.1
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2022	$1,567
2023	1,211
2024	867
2025	830
2026	800
2027 and thereafter	1,672
Total	$6,947
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued payroll and related liabilities	$8,169	$7,975
Accrued bonus and commissions	7,352	7,652
Accrued insurance liabilities	719	1,008
Accrued job costs	3,772	3,131
Assurance-type warranty liabilities	3,310	4,056
Other accrued liabilities	1,122	925
Total	$24,444	$24,747
The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) includes several taxpayer favorable provisions, one of which is the allowance for the deferral of the employer contribution of Federal Insurance Contributions Act (“FICA”) taxes. As of December 31, 2021, the company had a $3.2 million liability for FICA withholding, recorded as an accrued payroll liability, with the remaining balance recorded in accrued expenses and other current liabilities.
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
Our reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Balance at the beginning of the period	$4,056	$2,886
Accruals for warranties issued	432	687
Accruals related to pre-existing warranties (including changes in estimates)	401	1,856
Settlements made	(1,579)	(1,373)
Balance at the end of the period	$3,310	$4,056

The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2021 and 2020.
Note 7 – Debt
Long-term debt consists of the following obligations:

(in thousands)	December 31, 2021	December 31, 2020
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	$34,881	$—
A&R Wintrust Revolving Loan	—	—
2019 Refinancing Term Loan – term loan payable in quarterly installments of principal, (commencing in September 2020) plus interest through April 2022	—	39,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.55% to 6.45% through 2026	5,132	6,459
Total debt	$40,013	$45,459
Less - Current portion of long-term debt	(9,879)	(6,536)
Less - Unamortized discount and debt issuance costs	(318)	(2,410)
Long-term debt	$29,816	$36,513
Maturities of long-term debt and finance leases at December 31, 2021 are as follows:

(in thousands)
2022	$9,879
2023	8,997
2024	8,247
2025	7,710
2026	5,180
Total	$40,013
2019 Refinancing Agreement - 2019 Term Loans
On April 12, 2019 (the “2019 Refinancing Closing Date”), LFS entered into a financing agreement (the “2019 Refinancing Agreement”) with the lenders thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent and CB Agent Services LLC (“CB”), as origination agent. The 2019 Refinancing Agreement consisted of (i) a $40.0 million term loan (the “2019 Refinancing Term Loan”) and (ii) a new $25.0 million multi-draw delayed draw term loan (the “2019 Delayed Draw Term Loan” and, collectively with the 2019 Refinancing Term Loan, the “2019 Term Loans”). Proceeds from the 2019 Refinancing Term Loan were used to repay the then existing credit agreement, to pay related fees and expenses thereof and to fund working capital of the 2019 Refinancing Borrowers (defined below). Proceeds of the 2019 Delayed Draw Term Loan were to be used to fund permitted acquisitions under the 2019 Refinancing Agreement and related fees and expenses in connection therewith.
LFS and each of its subsidiaries were borrowers (the “2019 Refinancing Borrowers”) under the 2019 Refinancing Agreement. In addition, the 2019 Refinancing Agreement was guaranteed by the Company and LHLLC (each, a “2019 Refinancing Guarantor”, and together with the Borrowers, the “Loan Parties”).
The 2019 Refinancing Agreement was secured by a first-priority lien on the real property of the Loan Parties and a second-priority lien on substantially all other assets of the Loan Parties, behind the 2019 ABL Credit Agreement (defined below). The respective lien priorities of the 2019 Refinancing Agreement and the 2019 ABL Credit Agreement were governed by an intercreditor agreement.
The interest rate on borrowings under the 2019 Refinancing Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At February 24, 2021 (the “2021 Refinancing Date”) and December 31, 2020. The interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.

Prior to its refinancing in February 2021, the 2019 Refinancing Agreement would have matured on April 12, 2022. Required amortization was $1.0 million per quarter and commenced with the fiscal quarter ending September 30, 2020. There was an unused line fee of 2.0% per annum on the undrawn portion of the 2019 Delayed Draw Term Loan, and there was a make-whole premium on prepayments made prior to the 19-month anniversary of the 2019 Refinancing Closing Date. This make-whole provision guaranteed that the Company would pay no less than 18 months’ applicable interest to the lenders under the 2019 Refinancing Agreement.
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
In addition, the 2019 Refinancing Agreement included customary events of default and other provisions that could have required all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 Refinancing Agreement or if other customary events occurred.
Furthermore, the 2019 Refinancing Agreement also contained two financial maintenance covenants for the 2019 Refinancing Term Loan, including a requirement to have sufficient collateral coverage of the aggregate outstanding principal amount of the 2019 Term Loans and as of the last day of each month for the total leverage ratio of the Company and its subsidiaries (the “Total Leverage Ratio”) not to exceed an amount beginning at 4.25 to 1.00 through June 30, 2019, and stepping down to 2.00 to 1.00 effective July 1, 2021. From July 1, 2019 through September 30, 2019, the Total Leverage Ratio may not exceed 4.00 to 1.00. As of August 31, 2019, the Company’s Total Leverage Ratio for the preceding twelve consecutive fiscal month period was 4.61 to 1.00, which did not meet the 4.00 to 1.00 requirement. The lender has waived the event of default arising from this noncompliance as of August 31, 2019, while reserving its rights with respect to covenant compliance in future months. In addition, the parties to the 2019 Refinancing Agreement entered into an amendment which, among other changes, revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021, through the term of such agreement. The 2019 Refinancing Agreement contained a post-closing covenant requiring the remediation of the Company’s material weakness that management determined in 2018 was in existence no later than December 31, 2020 and to provide updates as to the progress of such remediation, provided that, if such remediation was not completed on or prior to December 31, 2019, (x) the Company would be required to pay the post-closing fee pursuant to the terms of the Origination Agent Fee Letter (as defined in the 2019 Refinancing Agreement) and (y) the applicable margin would be increased by 1.00% per annum for the period from January 1, 2020 until the date at which the material weakness was no longer disclosed or required to be disclosed in the Company’s SEC filings or audited financial statements of the Company or related auditor’s reports.
In connection with the 2019 Refinancing Amendment Number One and Waiver, dated November 14, 2019, the parties amended certain provisions of the 2019 Refinancing Agreement, including, among other changes to: (i) require, commencing October 1, 2019, a 3.00% increase in the interest rate on borrowings under the 2019 Refinancing Agreement; (ii) require the approval of CB and, generally, the lenders representing at least 50.1% of the aggregate undrawn term loan commitment or unpaid principal amount of the 2019 Term Loans, prior to effecting any permitted acquisition; (iii) revise the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 and thereafter through the term of the 2019 Refinancing Agreement; and (iv) require the liquidity of the loan parties, which is generally calculated by adding (a) unrestricted cash on hand of the Loan Parties maintained in deposit accounts subject to control agreements granting control to the collateral agent for the 2019 ABL Credit Agreement, to (b) the difference between (1) the lesser of (x) $15 million, as adjusted from time to time, and (y) 75% of certain customer accounts resulting from the sale of goods or services in the ordinary course of business minus certain reserves established by the Administrative Agent and (2) the sum of (x) the outstanding principal balance of all revolving loans under the 2019 ABL Credit Agreement plus (y) the aggregate undrawn available amount of all letters of credit then outstanding plus the amount of any obligations that arise from any draw against any letter of credit that have not been reimbursed by the borrowers or funded with a revolving loan under the 2019 ABL Credit Agreement (the “Loan Parties Liquidity”), as of the last day of any fiscal month ending on or after November 30, 2019, of at least $10,000,000. As a condition to executing the 2019 Refinancing Amendment Number One and Waiver, the loan parties were required to pay a non-refundable waiver fee of $400,000 and a non-refundable amendment fee of $1,000,000 (the “PIK First Amendment Fee”, which were paid in kind by adding the PIK First Amendment Fee to the outstanding principal amount of the 2019 Refinancing Term Loan as additional principal obligations thereunder on and as of the effective date of the 2019 Refinancing Amendment Number One and Waiver).
During December 2020, the Company was not in compliance with the collateral coverage debt covenant as defined by the 2019 Refinancing Agreement. The Company was required to maintain at all times a Collateral Coverage Amount (as defined in the 2019 Refinancing Agreement) equal to or greater than the aggregate outstanding principal amount of the 2019 Term Loans. The Company calculated its Collateral Coverage amount at $37.9 million as of December 31, 2020, the aggregate outstanding principal amount of Term Loans was $39.0 million as of that same date for an excess of debt over collateral of $1.1 million. On February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (the “December 2020 Waiver”) with the lenders party thereto and Cortland Capital Market Services LLC, as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ended December 31, 2020. The lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
On February 24, 2021 (the “2021 Refinancing Date”), the Company refinanced its 2019 Refinancing Term Loan and 2019 Revolving Credit Facility with proceeds from the issuance of the Wintrust Term Loan (defined below) (the “2021 Refinancing”). As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements and terminated its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility. In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants (defined below) liability and the prepayment penalty and other extinguishment costs of $1.4 million.
2019 Refinancing Agreement – CB Warrants
In connection with the 2019 Refinancing Agreement, on the 2019 Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the 2019 Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the 2019 Refinancing Closing Date through February 24, 2021, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the 2019 Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the 2019 Refinancing Closing Date, or (ii) the liquidation of the Company.
The CB Warrants represented a freestanding financial instrument that was classified as a liability because the CB Warrants met the definition of a derivative instrument that did not meet the equity scope exception (i.e., the CB Warrants were not indexed to the entity’s own equity). In addition, the material weakness penalty described above was evaluated as an embedded derivative liability and bifurcated from the 2019 Term Loans as it represented a non-credit related embedded feature that provided for net settlement. Both the CB Warrants liability and the embedded derivative liability were required to be initially and subsequently measured at fair value. The initial fair values of the CB Warrants liability and the embedded derivative liability approximated $0.9 million and $0.4 million, respectively, on the 2019 Refinancing Closing Date. As the Company remediated the material weakness associated with the embedded derivative as of December 31, 2019, the $0.4 million embedded derivative was fully reversed at that date and is included in the consolidated statements of operations as a gain on embedded derivative. The CB Warrants liability was included in other long-term liabilities. The Company estimated these fair values by using the Black-Scholes-Merton option pricing model and a probability-weighted discounted cash flow approach.
The proceeds for the 2019 Refinancing Term Loan were first allocated to the CB Warrants liability and embedded derivative liability based on their respective fair values with a corresponding amount of $1.3 million recorded as a debt discount to the 2019 Term Loans. In addition, the Company incurred approximately $3.9 million of debt issuance costs, including $1.4 million related to the first amendment, for the 2019 Term Loans that have also been recorded as a debt discount. The combined debt discount from the CB Warrants liability, embedded derivative liability and the debt issuance costs were being amortized into interest expense over the term of the 2019 Term Loans using the effective interest method and were expensed on the Refinancing Date as a loss on early debt extinguishment. The Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million for the period from January 1, 2021 through the 2021 Refinancing Date and $0.5 million for the year ended December 31, 2020.

In addition to the amortization of the debt discounts into interest expense, the Company recorded $0.1 million of interest expense for the amortization of debt issuance costs related to the 2019 Refinancing Term Loan for the period from January 1, 2021 through the 2021 Refinancing Date and $1.4 million for the year ended December 31, 2020.
2019 ABL Credit Agreement
On the 2019 Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consisted of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility were to be used for general corporate purposes. On the 2019 Refinancing Closing Date, the Company had nothing drawn on the ABL Credit Agreement and $14.0 million of available borrowing capacity thereunder (net of a $1.0 million reserve imposed by the lender).
The 2019 Refinancing Borrowers and 2019 Refinancing Guarantors under the 2019 ABL Credit Agreement were the same as under the 2019 Refinancing Agreement. The 2019 ABL Credit Agreement was secured by a second-priority lien on the real property of the Loan Parties (behind the 2019 Refinancing Agreement) and a first-priority lien on substantially all other assets of the Loan Parties.
The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At February 24, 2021 and December 31, 2020, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.
The 2019 ABL Credit Agreement was set to mature on April 12, 2022. There was also an unused line fee ranging from 0.250% to 0.375% per annum on undrawn amounts.
The 2019 ABL Credit Agreement contained representations and warranties, and covenants which were customary for debt facilities of this type. Unless the Required Lenders otherwise consented in writing, the covenants limited the ability of the Company and its restricted subsidiaries to, among other things, generally, to (i) incur additional indebtedness or issue preferred stock, (ii) pay dividends or make distributions to the Company’s stockholders, (iii) purchase or redeem the Company’s equity interests, (iv) make investments, (v) create liens on their assets, (vi) enter into transactions with the Company’s affiliates, (vii) sell assets other than in the ordinary course of business or another permitted disposition of assets and (viii) merge or consolidate with, or dispose of substantially all of the Company’s assets to, other companies.
The 2019 ABL Credit Agreement included customary events of default and other provisions that could have required all amounts due thereunder to become immediately due and payable, either automatically or at the option of the lenders, if the Company failed to comply with the terms of the 2019 ABL Credit Agreement or if other customary events occurred.
The 2019 ABL Credit Agreement also contained a financial maintenance covenant for the 2019 Revolving Credit Facility, which was a requirement for the Total Leverage Ratio of the Company and its subsidiaries not to exceed an amount beginning at 4.00 to 1.00 through September 30, 2019, and stepping down to 1.75 to 1.00 effective July 1, 2021. In November 2019, the parties to the 2019 ABL Credit Agreement entered into an amendment which, among other changes revised the maximum permitted Total Leverage Ratio, starting at 3.30 to 1.00 on October 1, 2019 with a peak ratio of 4.25 during March 2020 along with varying monthly rates culminating in the lowest Total Leverage Ratio of 2.00 to 1.00 on April 1, 2021 through the term of such agreement.
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
As noted above, the Company was subject to cross-default under our 2019 Revolving Credit Facility as a result of our failure to satisfy the Collateral Coverage Amount as defined in the 2019 Refinancing Agreement, which required the company to obtain a waiver. Accordingly, on February 1, 2021, the Company, LFS and LHLLC entered into a Waiver - Collateral Coverage Amount (December 2020) (“December 2020 Waiver”) with the lenders party thereto and Citizens Bank, N.A., as collateral agent and administrative agent. The December 2020 Waiver included a waiver of the Company's compliance with the Collateral Coverage Amount for the month ending December 31, 2020. At the time, the lender waived the event of default arising from this noncompliance as of December 31, 2020, while reserving its rights with respect to covenant compliance in future months.
At the 2021 Refinancing Date and December 31, 2020, the Company had irrevocable letters of credit each in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.
The Company incurred approximately $0.9 million of debt issuance costs for the 2019 ABL Credit Agreement that had been recorded as a non-current deferred asset. The deferred asset was amortized into interest expense over the term of the 2019 Term ABL Credit Agreement using the effective interest method and then expensed on the 2021 Refinancing Date as a loss on early debt extinguishment. The Company recorded interest expense of $0.1 million for the period from January 1, 2021 through the 2021 Refinancing Date and $0.3 million for the year ended December 31, 2020.
Wintrust Term and Revolving Loans
On the 2021 Refinancing Date, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into a credit agreement (the “Wintrust Credit Agreement”) by and among the LFS, LHLLC, Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.
In accordance with the terms of the Wintrust Credit Agreement, Lenders provided to LFS (i) a $30.0 million senior secured term loan (the “Wintrust Term Loan”); and (ii) a $25.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit (the “Wintrust Revolving Loan” and, together with the Wintrust Term Loan, the “Wintrust Loans”). Proceeds of the Wintrust Loans were used to refinance certain existing indebtedness, finance working capital and other general corporate purposes and fund certain fees and expenses associated with the closing of the Wintrust Loans.
The Wintrust Revolving Loan bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters. The Wintrust Term Loan bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.
LFS was required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026.
In conjunction with the Jake Marshall Transaction, the Company entered into an amendment to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction) (iii) allow for the Earnout Payments under the Jake Marshall Transaction and (iv) make other corresponding changes to the A&R Credit Agreement.
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

LFS is required to make principal payments on the A&R Wintrust Term Loan in installments of approximately $0.6 million on the last business day of each month commencing on December 31, 2021. Subject to defaults and remedies under the A&R Credit Agreement, the final payment of all principal and interest not sooner paid on the A&R Wintrust Term Loan is due and payable on February 24, 2026. Subject to defaults and remedies under the A&R Credit Agreement, the A&R Wintrust Revolving Loan matures and becomes due and payable by LFS on February 24, 2026.
The A&R Wintrust Loans are secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the A&R Wintrust Loans shall be jointly and severally guaranteed by each Wintrust Guarantor.
The A&R Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the A&R Credit Agreement. The A&R Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.00 to 1.00 (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business. As of December 31, 2021, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
The following is a summary of the applicable margin and commitment fees payable on the available A&R Wintrust Term Loan and A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for Prime Rate loans	Applicable Margin for Prime Revolving loans	Applicable Margin for Commitment Fee
I	Greater than 1.00 to 1.00	1.00%	0.50%	0.25%
II	Less than or equal to 1.00 to 1.00	0.25%	—%	0.25%
At December 31, 2021, the interest rate in effect on the Wintrust Term Loan was 4.25% and the interest rate in effect on the Wintrust Revolving Loan was 3.75%.

At December 31, 2021, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program.
Note 8 – Earning per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per common share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants, shares issued in conjunction with the Company’s ESPP (defined in Note 9) and restricted stock units (“RSUs”), all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the years ended December 31, 2021 and 2020:

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2021	December 31, 2020
EPS numerator:
Net income	$6,714	$5,807

EPS denominator:
Weighted average shares outstanding – basic	10,013	7,865
Nonvested restricted stock units	215	191
Employee stock purchase plan	4	9
Weighted average shares outstanding – diluted	10,232	8,065

EPS:
Basic	$0.67	$0.74
Diluted	$0.66	$0.72
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	For the Years Ended
	December 31, 2021	December 31, 2020
Out-of-the-money warrants(1)	2,981,473	4,576,799
Service-based RSUs	54	7,471
Performance and market-based RSUs(2)	14,164	276
Employee stock purchase plan	—	3,217
Total	2,995,691	4,587,763
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
(2) For the years ended December 31, 2021 and 2020, certain PRSU and MRSU awards (each defined in Note 16) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	December 31, 2021	December 31, 2020
Public Warrants(1)(6)	—	2,300,000
Private Warrants(2)(6)	—	99,000
$15 Exercise Price Warrants(3)(6)	600,000	600,000
Merger Warrants(4)(7)	629,643	631,119
Additional Merger Warrants(5)(7)	—	946,680
Total	1,229,643	4,576,799
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
(4) Exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”).
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
On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms.
Incentive Plan
Upon the consummation of the Business Combination, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) for which all future equity awards will be granted thereunder. The Company reserved 800,000 shares of its common stock for issuance under the Omnibus Incentive Plan.
On April 29, 2019, the Board of Directors approved further amendments to the Company's initial Omnibus Incentive Plan (the “2019 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 350,000, for a total of 1,150,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2019 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on May 30, 2019.
On May 24, 2020, the Board of Directors approved further amendments to the Company's initial Omnibus Incentive Plan (the “2020 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 500,000, for a total of 1,650,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2020 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on July 14, 2020.
On March 9, 2021, the Board of Directors approved amendments to the Company's 2020 Amended and Restated Omnibus Incentive Plan (the “2021 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 600,000, for a total of 2,250,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2021 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 16, 2021.
See Note 16 for a discussion of the Company's management incentive plans for RSUs granted, vested, forfeited and remaining unvested.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. For the years ended December 31, 2021 and 2020, the Company issued 25,068 and 30,825 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during these periods. As of December 31, 2021, 444,107 shares remain available for future issuance under the ESPP.
2021 Public Offering
On February 10, 2021 the Company entered into an underwriting agreement (“Underwriting Agreement”) with Lake Street Capital Markets, LLC (“Underwriter”) relating to an underwritten public offering (the “2021 Public Offering”). On February 12, 2021, the Company sold to the Underwriter 1,783,500 shares of its common stock. The Underwriting Agreement provided for purchase and sale of the Shares by the company to the Underwriter at a price of $11.28 per share. The price to the public in the 2021 Public Offering was $12.00 per share. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 267,525 shares of common stock to cover over-allotments, if any, on the same terms and conditions. The net proceeds to the Company from the 2021 Public Offering after deducting the underwriting discounts and commissions were approximately $19.8 million. On February 18, 2021, the Company received approximately $3.0 million of net proceeds for the sale of 267,525 shares of common stock in connection with the exercise of the over-allotment option.
Note 10 – Income Taxes
The Company is taxed as a C Corporation.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This allowed the Company to carryback net operating losses generated in 2018 and 2019 to prior tax years and generate a tax refund. The total refund generated by this carryback for the year ended December 31, 2020 was $1.6 million, of which all has been received.
The income tax provision from income taxes for December 31, 2021 and 2020 consisted of the following:

	For the Years Ended
(in thousands)	December 31, 2021	December 31, 2020
Current tax provision
U.S. Federal	$812	$1,274
State and local	194	1,209
Total current tax provision	1,006	2,483

Deferred tax provision (benefit)
U.S. Federal	1,127	(643)
State and local	630	(658)
Total deferred tax provision (benefit)	1,757	(1,301)
Income tax provision	$2,763	$1,182
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2021 and 2020.

The components of deferred tax assets (liabilities) were as follows:

	As of As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$1,328	$2,096
Allowance for doubtful accounts	68	71
Intangibles	524	784
Goodwill	3,304	3,746
Startup costs	79	91
Stock-based compensation	881	501
Lease liabilities	5,547	5,268
Accrued bonuses and commissions	1,810	2,030
Warrant	—	535
Total deferred tax assets	13,541	15,122

Deferred tax liabilities:
Fixed assets	(3,775)	(3,813)
Right-of-use assets	(5,231)	(4,975)
Debt discounts	—	(155)
Percentage of completion	(205)	(92)
Total deferred tax liabilities	(9,211)	(9,035)

Net deferred tax asset	$4,330	$6,087
At December 31, 2021 and 2020, the Company had no net operating loss carryforwards.
A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2021	2020
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	7.0%	6.3%
Change in uncertain tax benefits	—%	(0.6)%
Stock based compensation – restricted stock	(1.1)%	2.0%
Return to provision adjustment	1.2%	(0.7)%
Permanent differences	1.9%	1.1%
Tax credits	(0.8)%	(2.7)%
CARES Act carryback	—%	(9.4)%
Effective tax rate	29.2%	17.0%
The Company is subject to taxation in various jurisdictions. The Company’s 2018 through 2020 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2018 and forward.
The Company had previously recorded a liability for unrecognized tax benefits (“UTBs”) related to tax positions taken on its various income tax returns in open tax periods. When recognized, a portion of the UTBs would favorably impact the effective tax rate that is reported in future periods. The Company filed to change an improper tax method of accounting in the fourth quarter of 2020 related to the UTBs that affords the Company IRS audit protection in past periods. Therefore, the total UTBs were reduced in the fourth quarter of 2020. The Company had no UTBs as of December 31, 2021 and 2020.
Note 11 – Operating Segments

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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The CODM evaluates performance based on income from operations of the respective branches after the allocation of Corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the construction branches into one GCR reportable segment and all of the service branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. The Company’s corporate department provides general and administrative support services to its two operating segments. The CODM allocates costs between segments for selling, general and administrative expenses and depreciation expense.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. For the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue. For the year ended December 31, 2020, the Company had one GCR segment customer that accounted for approximately 14% of consolidated total revenue.

Segment information for the periods presented is as follows:

	For the Years Ended December 31,
(in thousands)	2021	2020
Statement of Operations Data:
Revenue:
GCR	$350,015	$440,979
ODR	140,336	127,230
Total revenue	490,351	568,209

Gross profit:
GCR	45,409	45,115
ODR	40,501	36,271
Total gross profit	85,910	81,386

Selling, general and administrative:
GCR	37,558	37,708
ODR	31,277	24,825
Corporate	2,601	1,068
Total selling, general and administrative	71,436	63,601
Amortization of intangibles	484	630
Operating income	$13,990	$17,155

Less Unallocated amounts:
Interest expense, net	(2,568)	(8,627)
Loss on debt extinguishment	(1,961)	—
Gain (loss) on change in fair value of warrant liability	14	(1,634)
Gain on sale of property and equipment	2	95
Total unallocated amounts	(4,513)	(10,166)
Total consolidated income before income taxes	$9,477	$6,989

Other Data:
Depreciation and amortization:
GCR	$4,085	$4,187
ODR	1,379	1,354
Corporate	484	630
Total other data	$5,948	$6,171
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is also not allocated to segments because of the Company’s corporate management of debt service, including interest.
Note 12 – Commitments and Contingencies
Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers and other unrelated parties, all arising in the ordinary courses of business. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. In the opinion of the Company’s management, the current belief is that the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
On November 13, 2019, claimant, Lanzo Trenchless Technologies, Inc. – North (“Lanzo”), filed a Demand for Arbitration in the state of Michigan against the Company's wholly-owned subsidiary, Limbach Company LLC.  The demand sought damages in excess of $0.4 million based upon the allegation that Limbach breached a construction contract by improperly terminating

Lanzo’s subcontract, and for withholding payment from Lanzo based upon deficient performance. The Company filed a counterclaim against Lanzo, seeking to recover damages for Lanzo’s deficient work. In October of 2021, Lanzo and the Company negotiated a confidential settlement pursuant to which Lanzo paid the Company to resolve all claims, resulting in the matter being concluded.
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company’s Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work. The Company is vigorously defending the suit. A non-binding mediation took place on August 19, 2021 that did not result in a settlement. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial date before the private referee is pending scheduling. As of December 31, 2021, the Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against the Company’s wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint seeks damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach Company LP, as well as seeks to enforce payment obligations under a payment bond. The Company disputes the allegations and intends to vigorously defend the suit, which is currently set for mediation on May 11, 2022 and trial beginning on February 7, 2023. As of December 31, 2021, the Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
On January 26, 2022, claimant, Suffolk Construction Company, Inc. (“Suffolk”) filed a Demand for Arbitration in Massachusetts against Boston Medical Center Corporation (“BMC”) and numerous of Suffolk’s trade subcontractors, including, the Company’s wholly-owned subsidiary, Limbach Company LLC, seeking to recover monies BMC withheld from Suffolk and its subcontractors based on an audit of project billings. Suffolk has demanded the Company to defend and indemnify Suffolk against BMC’s audit findings that the Company overbilled the project just over $0.3 million and for the Company’s share of BMC’s audit costs, which share has not been, and cannot currently be, quantified. The Company disputes the findings of BMC’s audit and intends to vigorously defend the allegation that it overbilled the project. A final arbitration hearing has not been scheduled. Because this matter was just filed, the Company cannot determine at this time if a loss is probable or reasonably estimable, and, as such, has not recorded a loss contingency.
Surety. The terms of its construction contracts frequently require that the Company obtains from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2021, the Company had approximately $159.2 million in surety bonds outstanding. The surety bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Current liability — workers' compensation and general liability	$184	$197
Current liability — medical and dental	456	764
Non-current liability	451	890
Total liability	$1,091	$1,851
Restricted cash	$113	$113
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 13 - Leases
The Company leases real estate, trucks and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Instead, the short-term leases are recognized in expense on a straight-line basis over the lease term.
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased vehicles. For all leased asset classes, the Company has elected to not separate non-lease components from lease components and will account for each separate lease component and non-lease component associated with the lease as a single lease component. The Company does not guarantee any residual value in its lease agreements, and there are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For the Company’s leased vehicles, the Company uses the interest rate implicit in its leases with the lessor to discount lease payments at the lease commencement date. When the implicit rate is not readily available, as is the case with the Company’s real estate leases, the Company uses quoted borrowing rates on its secured debt.
Related Party Lease Agreement. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who became a full-time employee of the Company. The lease term is ten years and includes an option to extend the lease for two successive periods of two years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years 6 through 10 of the lease term. Fixed rent payments for the extension term shall be increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of December 31, 2021, the Company remains obligated under the original lease for such office space and, in the event the subtenant of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease. For the year ended December 31, 2021, the Company recorded $0.4 million of income in selling, general and administrative expenses related to this sublease agreement.

The following table summarizes the lease amounts included in the Company’s consolidated balance sheets as of December 31, 2021 and 2020:

(in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2021	December 31, 2020
Assets
Operating	Operating lease right-of-use assets(a)	$20,119	$18,751
Finance	Property and equipment, net(b)	4,916	6,242
Total lease assets		$25,035	$24,993

Liabilities
Current
Operating	Current operating lease liabilities	$4,366	$3,929
Finance	Current portion of long-term debt	2,451	2,536
Noncurrent
Operating	Long-term operating lease liabilities	16,576	15,459
Finance	Long-term debt	2,681	3,923
Total lease liabilities		$26,074	$25,847
(a)    Operating lease assets are recorded net of accumulated amortization of $15.9 million and $11.9 million at December 31, 2021 and 2020, respectively.
(b)    Finance lease assets are recorded net of accumulated amortization of $5.9 million and $5.3 million at December 31, 2021 and 2020, respectively.
The following table summarizes the lease costs included in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020:

(in thousands)	Classification on the Consolidated Statements of Operations	December 31, 2021	December 31, 2020
Operating lease cost	Cost of revenue(a)	$2,901	$3,527
Operating lease cost	Selling, general and administrative(a)	2,223	1,483
Finance lease cost:
Amortization	Cost of revenue(b)	2,622	2,711
Interest	Interest expense, net(b)	305	363
Total lease cost		$8,051	$8,084
(a)    Operating lease costs recorded in cost of sales includes $0.5 million and $0.7 million of variable lease costs for both the years ended December 31, 2021 and 2020, respectively. In addition, $0.4 million and $0.3 million of variable lease costs are included in selling, general and administrative expenses for the years ended December 31, 2021 and 2020, respectively. These variable costs consist of our proportionate share of operating expenses, real estate taxes, and utilities.
(b)    Finance lease costs recorded in cost of revenue includes $2.8 million and $2.4 million of variable leases costs for the years ended December 31, 2021 and 2020, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs for finance leases were recorded in selling, general and administrative expenses for the years ended December 31, 2021 or 2020.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of the year ended December 31, 2021 were as follows (in thousands):

		Operating Leases
Year ending December 31:	Finance Leases	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
2022	$2,658	$4,800	$450	$(657)	$4,593
2023	1,662	3,516	450	(677)	3,289
2024	851	2,917	450	(697)	2,670
2025	289	2,409	450	(718)	2,141
2026	12	2,010	450	(740)	1,720
Thereafter	—	2,033	4,815	(250)	6,598
Total minimum lease payments	$5,472	$17,685	$7,065	$(3,739)	$21,011
Amounts representing interest	(340)
Present value of net minimum lease payments	$5,132
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
The following is a summary of the lease terms and discount rates as of:

	December 31, 2021	December 31, 2020
Weighted average lease term (in years)
Operating	7.10	5.48
Finance	2.51	2.78

Weighted average discount rate
Operating	4.68%	4.83%
Finance	5.27%	5.50%
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,938	$5,164
Operating cash flows from finance leases	305	363
Financing cash flows from finance leases	2,623	2,664
Right-of-use assets exchanged for lease liabilities
Operating leases	$5,417	$1,096
Finance leases	1,296	2,624
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$219	$621
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$—	$(86)
Note 14 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.3 million for the year ended December 31, 2021, as compared to $2.2 million for the year ended December 31, 2020. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2021 or 2020.
Note 15 – Multiemployer Pension Plans
The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2021, approximately 51% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
If a MEPP has unfunded pension liabilities, the Company could be obligated to make additional payments to a MEPP if the Company either ceases to have an obligation to contribute to the MEPP under a CBA or significantly reduces the Company’s contributions to the MEPP because they reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary. The amount of such payments (known as a complete or partial withdrawal liability) would equal the Company’s proportionate share of the MEPPs unfunded vested benefits. Based on the information available to the Company from the MEPPs, the Company believes that some of the MEPPs to which they contribute are underfunded and are in “critical” or “endangered” status as those terms are defined by the PPA. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs’ current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on our financial condition, results of operations or liquidity.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $36.3 million for the year ended December 31, 2021, as compared to $41.8 million for the year ended December 31, 2020. Of these amounts, total contributions to MEPPs accounted for $14.3 million and $16.1 million for the years ended December 31, 2021 and 2020, respectively.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which is 2020 for the 2021 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)		Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
		2021	2020		2021	2020
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	$851	$1,045	No	No	Jul-22
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Yellow	Yellow	Implemented	1,386	1,658	Yes	No	May-25
United Association National Pension Fund(2)	52-6152779 / 001	Yellow	Yellow	Implemented	700	947	No	No	Ranging from May-22 - Aug-26
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Yellow	Yellow	Implemented	1,437	1,206	No	No	May-22
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	297	1,322	No	No	Jun-24
Sheet Metal Workers' National Pension Fund	52-6112463 / 001	Yellow	Yellow	Implemented	701	1,144	No	No	Ranging from May-23 – Apr-26
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Green	Yellow	Implemented	1,571	1,383	Yes	No	May-26
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green	Green	Implemented	1,003	945	Yes	No	May 23
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	526	591	No	No	Apr-23
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,805	1,337	No	No	Aug-25
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	489	598	Yes	No	May-22
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green	Green	Implemented	1,694	1,329	Yes	No	May-22
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	161	662	No	No	Aug-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	429	348	No	No	May-24
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	131	261	No	No	Aug-25

Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Green	Yellow	Implemented	293	383	No	No	Apr-26
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Yellow	Yellow	Implemented	277	208	No	No	May-23
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	53	147	No	No	Apr-24
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Yellow	Yellow	Implemented	33	37	No	No	Oct-21
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	1	111	No	No	May-24
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	130	144	No	No	Aug-24
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green	Green	N/A	15	40	No	No	Dec-22
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green(1)	Green	N/A	68	109	No	No	May-23
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	24	18	No	Yes	Apr-24
Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow(1)	Yellow	Implemented	21	20	No	No	May-24
Plumbers Local 27 Pension Fund	25-6034928 / 001	Green(1)	Green	N/A	—	18	No	No	May-23
Plumbers and Pipefitters Local Union No. 43 Pension Fund	62-6101288 / 001	Green	Green	Implemented	95	—	Yes	No	June-24
All other plans (15 and 11 as of December 31, 2021 and 2020, respectively)					127	98
				Total Contributions	$14,318	$16,109

(1)    Funding status based off of the prior year funding notice as the current year’s funding notice was not available prior to the filing of this Annual Report on Form 10-K.
(2)    Formerly the Plumbers and Pipefitters National Pension Fund.
Note 16 – Management Incentive Plans
The Company initially adopted the Omnibus Incentive Plan on July 20, 2016 for the purpose of: (a) encouraging the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) giving participants an incentive for excellence in individual performance; (c) promoting teamwork among participants; and (d) giving the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Omnibus Incentive Plan, and such subsequent amendments to the Omnibus Incentive Plan (discussed herein), provides that the Company may grant options, stock appreciation rights, restricted shares,

RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share based awards, other cash-based awards or any combination of the foregoing.
Following the approval of the 2021 Amended and Restated Omnibus Incentive Plan, the Company has reserved 2,250,000 shares of its common stock for issuance under the Restated 2016 Plan. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant.
The following table summarizes our service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2020	328,575	$7.83
Granted	178,633	2.64
Vested	(211,300)	8.12
Forfeited	(10,109)	6.80
Unvested at December 31, 2020	285,799	$6.32
Granted	127,407	11.99
Vested	(144,784)	7.35
Forfeited	(2,333)	8.27
Unvested at December 31, 2021	266,089	$8.45
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over a 3-year period.
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
During the years ended December 31, 2021 and 2020, the Company granted 185,367 and 96,500 PRSUs, respectively, to its executives and certain employees under the Restated 2016 Plan.
For PRSUs granted in 2018, the Company did not recognize any stock-based compensation expense to-date related to these awards based on the Company’s determination that achievement of the minimum performance goal was not probable as of each reporting period. As such, these PRSUs were forfeited as of December 31, 2020.
The following table summarizes our PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2020	62,307	$12.62
Granted	96,500	3.67
Vested	—	—
Forfeited	(59,307)	12.95
Unvested at December 31, 2020	99,500	$4.23
Granted	185,367	12.26
Vested	—	—
Forfeited	(4,167)	8.92
Unvested at December 31, 2021	280,700	$9.46
Market-Based Awards
On September 4, 2020, the Compensation Committee of the Board of Directors of the Company approved amendments to certain RSUs initially awarded on August 30, 2017 by the Company to certain employees. Pursuant to the amendment adopted on September 4, 2020, the measurement period was extended to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit is subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Compensation Committee certifies the achievement of the performance goal. The Company has accounted for this amendment as a Type I modification and will recognize approximately $0.2 million of incremental stock-based compensation expense over 1.26 years based on an updated Monte Carlo simulation model.
The following table summarizes our MRSU activity for the fiscal years ended December 31, 2021 and 2020:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2020	125,000	$6.58
Granted	—	—
Vested	—	—
Forfeited	(22,500)	6.58
Unvested at December 31, 2020	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2021	102,500	$8.26
The table below sets forth the assumptions used within the initial Monte Carlo simulation model to value the MRSU awards:

Risk-free interest rate	1.56%
Dividend yield	0%
Remaining performance period (years)	3.92
Expected volatility	28.54%
Estimated grant date fair value (per share)	$6.58
Derived service period (years)	1.96
Total recognized stock-based compensation expense amounted to $2.6 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2021 and 2020 was $1.6 million and $1.1 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $2.3 million at December 31, 2021. These costs are expected to be recognized over a weighted average period of 1.75 years.

Note 17 – Subsequent Events
Southern California Region. In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. The Company expects to fully exit the Southern California Region in 2022.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2021, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Crowe LLP (“Crowe”), the independent registered public accounting firm that audited the Company's consolidated financial statements, has issued an attestation report on the Company's internal control over financial reporting. Crowe's attestation report on the Company's internal control over financial reporting appears in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.
Item 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers" and is incorporated herein by reference.
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

4.6
Form of CB Warrant issued pursuant to the 2019 Refinancing Agreement (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K (File No. 001-36541), filed with the SEC on April 15, 2019)

4.7
Description of Securities (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 25, 2021).

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

10.28
Amendment Number One to ABL Financing Agreement and Waiver, dated November 14, 2019, by and among Limbach Holdings, Inc., Limbach Holdings LLC, Limbach Facility Services LLC, the other Guarantors party thereto, the Lenders party thereto and Citizens Bank, N.A., as Collateral Agent and Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q (File No 001-36541) filed with the U.S. Securities and Exchange Commission on November 14, 2019).

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

10.31
The Amended and Restated Credit Agreement, dated as of December 2, 2021, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Guarantors party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer, Bank of the West, as Documentation Agent and M&T Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the SEC on December 3, 2021).

10.32
Membership Interest Purchase Agreement, dated as of December 2, 2021, by and between Jake Marshal, LLC, Coating Solutions, LLC, Richard L. Pollard, Matthew S. Pollard, Limbach Holdings, Inc. and Limbach Facility Services LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the SEC on December 3, 2021).

21.1	Subsidiaries of the Company, filed herewith as Exhibit 21.1
23.1	Consent of Crowe LLP.
24.1	Power of Attorney (included on the signature page).
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
†	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
*	Management contract of compensatory plan or arrangement.
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
Date: March 16, 2022
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

Signature	Title	Date

/s/ Charles A. Bacon, III	President, Chief Executive Officer and Director	March 16, 2022
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Chief Financial Officer	March 16, 2022
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	March 16, 2022
Gordon G. Pratt

/s/ Michael F. McNally	Director	March 16, 2022
Michael F. McNally

/s/ Norbert W. Young	Director	March 16, 2022
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	March 16, 2022
Laurel J. Krzeminski

/s/ Joshua S. Horowitz	Director	March 16, 2022
Joshua S. Horowitz

/s/ Linda G. Alvarado	Director	March 16, 2022
Linda G. Alvarado