Form 10-Q
period 2022-03-31
Limbach Holdings, Inc.
filed 2022-05-10
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36541
LIMBACH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware, USA	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

797 Commonwealth Drive, Warrendale, Pennsylvania	15086
(Address of principal executive offices)	(Zip Code)
1-412-359-2100
(Registrant’s telephone number, including area code)

1251 Waterfront Place, Suite 201 Pittsburgh, Pennsylvania	15222
(Former Address of principal executive offices)	(Former Zip Code)
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LMB	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 9, 2022, there were 10,423,068 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$18,066	$14,476
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $270 and $263 as of March 31, 2022 and December 31, 2021, respectively)	108,969	89,327
Contract assets	75,543	83,863
Income tax receivable	161	114
Other current assets	7,143	5,013
Total current assets	209,995	192,906

Property and equipment, net	20,759	21,621
Intangible assets, net	16,508	16,907
Goodwill	11,370	11,370
Operating lease right-of-use assets	17,719	20,119
Deferred tax asset	4,407	4,330
Other assets	245	259
Total assets	$281,003	$267,512

LIABILITIES
Current liabilities:
Current portion of long-term debt	$13,222	$9,879
Current operating lease liabilities	3,762	4,366
Accounts payable, including retainage	63,734	63,840
Contract liabilities	34,444	26,712
Accrued income taxes	—	501
Accrued expenses and other current liabilities	26,428	24,444
Total current liabilities	141,590	129,742
Long-term debt	34,220	29,816
Long-term operating lease liabilities	14,787	16,576
Other long-term liabilities	3,535	3,540
Total liabilities	194,132	179,674
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,423,068 issued and outstanding as of March 31, 2022 and 10,304,242 at December 31, 2021	1	1
Additional paid-in capital	85,553	85,004
Retained Earnings	1,317	2,833
Total stockholders’ equity	86,871	87,838
Total liabilities and stockholders’ equity	$281,003	$267,512
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenue	$114,822	$113,344
Cost of revenue	96,482	96,115
Gross profit	18,340	17,229
Operating expenses:
Selling, general and administrative	18,734	17,145
Amortization of intangibles	399	104
Total operating expenses	19,133	17,249
Operating loss	(793)	(20)
Other (expenses) income:
Interest expense, net	(486)	(1,264)
Loss on disposition of property and equipment	(36)	(86)
Loss on early termination of operating lease	(817)	—
Loss on early debt extinguishment	—	(1,961)
Gain on change in fair value of warrant liability	—	14
Total other expenses	(1,339)	(3,297)
Loss before income taxes	(2,132)	(3,317)
Income tax benefit	(616)	(1,035)
Net loss	$(1,516)	$(2,282)

Earnings Per Share (“EPS”)
Loss per common share:
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)
Weighted average number of shares outstanding:
Basic	10,420,690	9,218,087
Diluted	10,420,690	9,218,087
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	$1	$85,553	$1,317	$86,871

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	$1	$82,960	$(6,163)	$76,798

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(1,516)	$(2,282)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,062	1,495
Provision for doubtful accounts	56	28
Stock-based compensation expense	599	677
Noncash operating lease expense	1,157	1,043
Amortization of debt issuance costs	32	190
Deferred income tax provision	(77)	(336)
Loss on sale of property and equipment	36	86
Loss on early termination of operating lease	817	—
Loss on early debt extinguishment	—	1,961
Gain on change in fair value of warrant liability	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(19,698)	2,584
Contract assets	8,320	(1,986)
Other current assets	(2,130)	(2,025)
Accounts payable, including retainage	(105)	(8,813)
Prepaid income taxes	(47)	—
Accrued taxes payable	(501)	(654)
Contract liabilities	7,732	(8,853)
Operating lease liabilities	(1,117)	(994)
Accrued expenses and other current liabilities	1,419	513
Other long-term liabilities	(4)	5
Net cash used in operating activities	(2,965)	(17,375)
Cash flows from investing activities:
Proceeds from sale of property and equipment	39	226
Purchase of property and equipment	(169)	(221)
Net cash used in (provided by) investing activities	(130)	5
Cash flows from financing activities:
Proceeds from Wintrust Term Loan (as defined in Note 6)	—	30,000
Payments on Wintrust and A&R Wintrust Term Loans	(1,857)	(500)
Proceeds from A&R Wintrust Revolving Loan (as defined in Note 6)	9,400	—
Payments on 2019 Refinancing Term Loan (as defined in Note 6)	—	(39,000)
Prepayment penalty and other costs associated with early debt extinguishment	—	(1,376)
Proceeds from the sale of common stock	—	22,773
Proceeds from the exercise of warrants	—	1,989
Payments on finance leases	(660)	(667)
Payments of debt issuance costs	—	(593)
Taxes paid related to net-share settlement of equity awards	(363)	(384)
Proceeds from contributions to Employee Stock Purchase Plan	165	167
Net cash provided by financing activities	6,685	12,409
(Decrease) increase in cash, cash equivalents and restricted cash	3,590	(4,961)
Cash, cash equivalents and restricted cash, beginning of period	14,589	42,260
Cash, cash equivalents and restricted cash, end of period	$18,179	$37,299
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	864	87
Right of use assets disposed or adjusted modifying operating lease liabilities	(1,276)	36
Right of use assets disposed or adjusted modifying finance lease liabilities	(19)	—
Interest paid	459	1,319
Cash paid (received) for income taxes	$9	$(45)

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. The Company provides comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefabrication construction, and the complete range of sustainable building solutions. The Company's customers operate in diverse industries including, but not limited to, healthcare, life sciences, data centers, industrial and light manufacturing, entertainment, education and government. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast, Midwest, and Southwestern regions of the United States.
The Company operates in two segments, (i) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) Owner Direct Relationships (“ODR”), in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves and contingencies. If the underlying estimates and assumptions upon which the condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2022, its results of operations and its cash flows for the three months ended March 31, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 16, 2022, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposure. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The guidance is effective for smaller reporting companies on January 1, 2023 with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Based on its historical experience, the Company does not expect that this pronouncement will have a significant impact in its condensed consolidated financial statements or on the estimate of the allowance for doubtful accounts.
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
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its condensed consolidated financial statements. As discussed in Note 6, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement.
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

Note 3 – Acquisitions
Jake Marshall Transaction
On December 2, 2021 (the “Effective Date”), the Company and LFS entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with JMLLC, CSLLC (together with JMLLC, the “Acquired Companies” and each an “Acquired Company”) and the owners of the Acquired Companies (collectively, the “Sellers”), pursuant to which LFS purchased all of the outstanding membership interests in the Acquired Companies from the Sellers (the transactions contemplated by the Purchase Agreement collectively being the “Jake Marshall Transaction”). The Jake Marshall Transaction closed on the Effective Date. As a result of the Jake Marshall Transaction, each of the Acquired Companies became wholly-owned indirect subsidiaries of the Company. The acquisition expands the Company’s market share within its existing product and service lines.
Total consideration paid by the Company for the Jake Marshall Transaction at closing was $21.3 million (the “Closing Purchase Price”), consisting of cash paid to the Sellers, net of adjustments for working capital. Of the consideration paid to the Sellers, $1.0 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Sellers may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the Purchase Agreement, if the gross profit of the Acquired Companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) fiscal year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period.
Allocation of Purchase Price. The Jake Marshall Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the final purchase price and estimated fair values of assets acquired and liabilities assumed as of the Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $5.2 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the allocation of the fair value of the assets and liabilities of the Jake Marshall Transaction as of the Effective Date by the Company.

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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2022	December 31, 2021	Change
Contract assets
Costs in excess of billings and estimated earnings	$41,949	$47,447	$(5,498)
Retainage receivable	33,594	36,416	(2,822)
Total contract assets	$75,543	$83,863	$(8,320)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $39.9 million and $38.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2022	December 31, 2021	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$34,053	$26,293	$7,760
Provisions for losses	391	419	(28)
Total contract liabilities	$34,444	$26,712	$7,732
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
The net underbilling position for contracts in process consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Revenue earned on uncompleted contracts	$679,170	$758,450
Less: Billings to date	(671,274)	(737,296)
Net underbilling	$7,896	$21,154

(in thousands)	March 31, 2022	December 31, 2021
Costs in excess of billings and estimated earnings	$41,949	$47,447
Billings in excess of costs and estimated earnings	(34,053)	(26,293)
Net underbilling	$7,896	$21,154
Revisions in Contract Estimates
The following table summarizes the Company’s recorded revisions in its contract estimates for certain GCR and ODR projects for the three months ended March 31, 2022 and 2021 (includes material gross profit changes of $0.25 million or more).

	For the Three Months Ended March 31,
	2022		2021
(in thousands except number of projects )		Number of Projects		Number of Projects
Gross profit write-ups:
GCR	$533	2	$743	2
ODR	—	—	—	—
Total gross profit write-ups	$533	2	$743	2

Gross profit write-downs:
GCR	$(604)	2	$(768)	2
ODR	—	—	—	—
Total gross profit write-downs	$(604)	2	$(768)	2

Total gross profit write-downs, net	$(71)		$(25)
During the three months ended March 31, 2022, the Company recorded total net gross profit write-downs, regardless of materiality, of $1.4 million compared to total net gross profit write-downs of $0.5 million for the three months ended March 31, 2021.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and exclude unexercised contract options. The Company’s remaining performance obligations include projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions.
As of March 31, 2022, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $340.7 million and $90.4 million, respectively. The Company currently estimates that 60% and 73% of its GCR and ODR remaining performance obligations as of March 31, 2022, respectively, will be recognized as revenue during the remainder of 2022, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $11.4 million as of March 31, 2022 and December 31, 2021 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three months ended March 31, 2022 or March 31, 2021.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2022
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(27)	$543
Customer relationships – ODR – Jake Marshall	3,050	(134)	2,916
Customer relationships – ODR – Limbach	4,710	(3,555)	1,155
Favorable leasehold interests – Limbach	190	(86)	104
Backlog – GCR – Jake Marshall	260	(55)	205
Backlog – ODR – Jake Marshall	680	(143)	537
Trade name – Jake Marshall	1,150	(62)	1,088
Total amortized intangible assets	10,610	(4,062)	6,548
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(4,062)	$16,508
(1)    The Company has determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and therefore is an established brand within the industry.

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2021
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(6)	$564
Customer relationships – ODR – Jake Marshall	3,050	(35)	3,015
Customer relationships – ODR – Limbach	4,710	(3,475)	1,235
Favorable leasehold interests – Limbach	190	(82)	108
Backlog – GCR – Jake Marshall	260	(14)	246
Backlog – ODR – Jake Marshall	680	(36)	644
Trade name – Jake Marshall	1,150	(15)	1,135
Total amortized intangible assets	10,610	(3,663)	6,947
Unamortized intangible assets:
Trade name – Limbach	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(3,663)	$16,907
Total amortization expense for the Company's definite-lived intangible assets was $0.4 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	33,024	34,881
A&R Wintrust Revolving Loan	9,400	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 6.45% through 2025	5,317	5,132
Total debt	47,741	40,013
Less - Current portion of long-term debt	(13,222)	(9,879)
Less - Unamortized discount and debt issuance costs	(299)	(318)
Long-term debt	$34,220	$29,816
On February 24, 2021 (the “2021 Refinancing Date”), the Company refinanced its 2019 Refinancing Term Loan (as defined below) and 2019 Revolving Credit Facility (as defined below) with proceeds from the issuance of the Wintrust Term Loan (as defined below) (the “2021 Refinancing”). As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements (as defined below) and terminated its 2019 Refinancing Term Loan, 2019 Refinancing Revolving Credit Facility and the CB Warrants (as defined below). In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants (defined below) liability and the prepayment penalty and other extinguishment costs of $1.4 million.
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
The interest rate on borrowings under the 2019 Refinancing Agreement was, at the option of LFS and its subsidiaries, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At the 2021 Refinancing Date, the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.
2019 Refinancing Agreement - CB Warrants
In connection with the 2019 Refinancing Agreement, on the 2019 Refinancing Closing Date, the Company issued to CB and the other lenders under the 2019 Refinancing Agreement warrants (the “CB Warrants”) to purchase up to a maximum of 263,314 shares of the Company's common stock at an exercise price of $7.63 per share subject to certain adjustments, including for stock dividends, stock splits or reclassifications. The actual number of shares of common stock into which the CB Warrants were exercisable at any given time were equal to: (i) the product of (x) the number of shares equal to 2% of the Company’s issued and outstanding shares of common stock on the 2019 Refinancing Closing Date on a fully diluted basis and (y) the percentage of the total 2019 Delayed Draw Term Loan made as of the exercise date, minus (ii) the number of shares previously issued under the CB Warrants. As of the 2019 Refinancing Closing Date through the 2021 Refinancing Date, no amounts had been drawn on the 2019 Delayed Draw Term Loan, so no portion of the CB Warrants were exercisable. The CB Warrants were to be exercised for cash or on a “cashless basis,” subject to certain adjustments, at any time after the 2019 Refinancing Closing Date until the expiration of such warrant at 5:00 p.m., New York time, on the earlier of (i) the five (5) year anniversary of the 2019 Refinancing Closing Date, or (ii) the liquidation of the Company.
For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and recorded an additional $0.1 million of interest expense for the amortization of the debt issuance costs.
2019 ABL Credit Agreement
On the 2019 Refinancing Closing Date, LFS also entered into a financing agreement with the lenders thereto and Citizens Bank, N.A., as collateral agent, administrative agent and origination agent (the “2019 ABL Credit Agreement” and, together with the 2019 Refinancing Agreement, the “Refinancing Agreements”). The 2019 ABL Credit Agreement consisted of a $15.0 million revolving credit facility (the “2019 Revolving Credit Facility”). Proceeds of the 2019 Revolving Credit Facility were to be used for general corporate purposes. On the 2019 Refinancing Closing Date, the Company entered into an amendment to the 2019 ABL Credit Agreement (as amended, 2019 ABL Credit Amendment Number One and Waiver), which amended certain provisions under the 2019 ABL Credit Agreement.
The interest rate on borrowings under the 2019 ABL Credit Agreement was, at the option of LFS and its subsidiaries, either LIBOR (with a 2.0% floor) plus an applicable margin ranging from 3.00% to 3.50% or a base rate (with a 3.0% minimum) plus an applicable margin ranging from 2.00% to 2.50%. At the 2021 Refinancing Date, the interest rate in effect on the 2019 ABL Credit Agreement was 5.25%.
As of the 2021 Refinancing Date, the Company had irrevocable letters of credit in the amount of $3.4 million with its lender to secure obligations under its self-insurance program. Prior to its refinancing in February 2021, the 2019 ABL Agreement would have matured in April 2022.
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
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. At March 31, 2022, the interest rate in effect on the Wintrust Term Loan was 4.50%
LFS is required to make principal payments on the A&R Wintrust Term Loan in installments of approximately $0.6 million on the last business day of each month commencing on December 31, 2021. Subject to defaults and remedies under the A&R Credit Agreement, the final payment of all principal and interest not sooner paid on the A&R Wintrust Term Loan is due and payable on February 24, 2026. Subject to defaults and remedies under the A&R Credit Agreement, the A&R Wintrust Revolving Loan matures and becomes due and payable by LFS on February 24, 2026.
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

As of March 31, 2022, the Company had $9.4 million of borrowings outstanding under the A&R Wintrust Revolving Loan. The Company did not have any borrowings outstanding under the A&R Wintrust Revolving Loan as of December 31, 2021. During the three months ended March 31, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $9.4 million and the average daily balance was approximately $0.1 million. For the three months ended March 31, 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 4.00%. For the three months ended March 31, 2022, commitment fees of approximately $14 thousand were paid to maintain credit availability under the A&R Wintrust Revolving Loan.
At March 31, 2022, the Company had irrevocable letters of credit in the amount of $3.3 million with the lenders under the A&R Wintrust Credit Agreement to secure obligations under its self-insurance program.
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
As of March 31, 2022, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
Note 7 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants. The Company issued certain Merger Warrants and Additional Merger Warrants in conjunction with the Company's business combination with LHLLC in July 2016 (the “Business Combination”). On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms.
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	March 31, 2022	December 31, 2021
$15 Exercise Price Sponsor Warrants(1)(2)	600,000	600,000
Merger Warrants(3)(4)	629,643	629,643
Total	1,229,643	1,229,643
(1)    Exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”).
(2)    Issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company.
(3)    Exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”).
(4)    Issued to the sellers of LHLLC.
Incentive Plan
Upon the consummation of the Company's Business Combination, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) for which all future equity awards will be granted thereunder.
On March 9, 2021, the Board of Directors approved certain amendments to the Company's Omnibus Incentive Plan (the “2021 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 600,000, for a total of 2,250,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2021 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 16, 2021.
See Note 14 for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.

Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2022, the Company issued 12,898 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2021. In January 2021, the Company issued a total of 8,928 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2020. As of March 31, 2022, 431,209 shares remain available for future issuance under the ESPP.
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
Note 8 – Fair Value Measurements
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company also believes that the carrying values of the A&R Wintrust Term Loan and the A&R Wintrust Revolving Loan approximate their respective fair values due to the variable rates on such debt. As of March 31, 2022, the Company determined that the fair value of the A&R Wintrust Term Loan was $33.0 million and the A&R Wintrust Revolving Loan was $9.4 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.

As a part of the total consideration for the Jake Marshall Transaction, the Company recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2022. The Company determined the initial fair value of the Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 6.83%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield. Subsequent to the Effective Date, the Earnout Payments are re-measured at fair value each reporting period. No changes in the estimated fair value of the contingent payments were recognized during the three months ended March 31, 2022.
Prior to its termination as a result of the 2021 Refinancing, the Company's CB Warrants were determined using the Black-Scholes-Merton option pricing model. The valuation inputs included the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which were considered Level 3 inputs. The CB Warrants liability was included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets. The Company remeasured the fair value of the CB Warrants liability as of February 24, 2021 and recorded any adjustments to other income (expense). At February 24, 2021, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on the 2021 Refinancing Date, there was no liability associated with the CB Warrants recorded as of March 31, 2021. For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded other income of $14 thousand to reflect the change in the CB Warrants liability.
Note 9 – Earnings per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per common share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants, shares issued in conjunction with the Company’s ESPP and RSUs, all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
EPS numerator:
Net loss	$(1,516)	$(2,282)

EPS denominator:
Weighted average shares outstanding – basic	10,421	9,218
Impact of dilutive securities(1)	—	—
Weighted average shares outstanding – diluted	10,421	9,218

EPS:
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)
(1)    For the three months ended March 31, 2022 and 2021, the Company excluded 153,741 and 603,847, respectively, of weighted average anti-dilutive securities related to certain of the Company's outstanding common stock warrants, shares issued in conjunction with the Company's ESPP and nonvested RSUs.
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended March 31,
	2022	2021
In-the-money warrants	—	365,556
Out-of-the-money warrants (see Note 7)	1,229,643	600,000
Service-based RSUs (See Note 14)	70,999	143,647
Performance and market-based RSUs(1)	87,053	90,729
Employee Stock Purchase Plan	3,547	3,627
Total	1,391,242	1,203,559
(1)    For the three months ended March 31, 2022 and 2021, certain PRSU and MRSU awards (each defined in Note 14) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The Company had an effective tax benefit rate of 28.9% and 31.2% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax benefit rate was the result of certain discrete tax items. During the three months ended March 31, 2022 and 2021, the Company recorded discrete tax items of approximately $0.1 million and $0.2 million, respectively, related to excess tax benefits associated with stock based compensation.
No valuation allowance was required as of March 31, 2022 or December 31, 2021.
Note 11 – Operating Segments
As discussed in Note 1, the Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
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
Condensed consolidated segment information for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Statement of Operations Data:
Revenue:
GCR	$71,932	$84,804
ODR	42,890	28,540
Total revenue	114,822	113,344

Gross profit:
GCR	8,358	9,395
ODR	9,982	7,834
Total gross profit	18,340	17,229

Selling, general and administrative:
GCR	8,565	9,114
ODR	9,570	7,354
Corporate	599	677
Total selling, general and administrative	18,734	17,145
Amortization of intangibles	399	104
Operating loss	$(793)	$(20)

Less unallocated amounts:
Interest expense, net	(486)	(1,264)
Loss on disposition of property and equipment	(36)	(86)
Loss on early termination of operating lease	(817)	—
Loss on early debt extinguishment	—	(1,961)
Gain on change in fair value of warrant liability	—	14
Total unallocated amounts	(1,339)	(3,297)
Loss before income taxes	$(2,132)	$(3,317)

Other Data:
Depreciation and amortization:
GCR	$1,108	$1,036
ODR	555	355
Corporate	399	104
Total other data	$2,062	$1,495
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is also not allocated to segments because of the Company’s corporate management of debt service, including interest.
Note 12 - Leases
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
Related Party Lease Agreement. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who became a full-time employee of the Company. The lease term is 10 years and includes an option to extend the lease for two successive periods of 2 years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years 6 through 10 of the lease term. Fixed rent payments for the extension term shall be increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of March 31, 2022, the Company remains obligated under the original lease for such office space and, in the event the subtenant of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three months ended March 31, 2022, the Company recorded approximately $0.2 million of income in selling, general and administrative expenses related to this sublease agreement.
Pittsburgh Lease Termination. In March, 2022, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) to terminate, effective March 31, 2022, the lease associated with the Company’s office space located in Pittsburgh, Pennsylvania, which previously served as its corporate headquarters. Absent the Lease Termination Agreement, the lease would have expired in accordance with its terms in July 2025. Pursuant to the Lease Termination Agreement, in exchange for allowing the Company to terminate the lease early, the Company agreed to pay a termination fee in the aggregate of approximately $0.7 million in 16 equal monthly installments commencing on April 1, 2022.
In connection with the lease termination, the Company recognized a gain of $0.1 million associated with the derecognition of the operating lease right-of-use asset and corresponding operating lease liabilities associated with the operating lease and recorded a $0.1 million loss on the disposal of leasehold improvements.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets(1)	$17,719	$20,119
Finance	Property and equipment, net(2)	5,111	4,916
Total lease assets		$22,830	$25,035

Liabilities
Current
Operating	Current operating lease liabilities	$3,762	$4,366
Finance	Current portion of long-term debt	2,458	2,451
Noncurrent
Operating	Long-term operating lease liabilities	14,787	16,576
Finance	Long-term debt	2,859	2,681
Total lease liabilities		$23,866	$26,074
(1)     Operating lease assets are recorded net of accumulated amortization of $15.6 million at March 31, 2022 and $15.9 million at December 31, 2021.
(2)    Finance lease assets are recorded net of accumulated amortization of $6.4 million at March 31, 2022 and $5.9 million at December 31, 2021.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2022	2021
Operating lease cost	Cost of revenue(1)	$694	$690
Operating lease cost	Selling, general and administrative(1)	704	584
Finance lease cost
Amortization	Cost of revenue(2)	651	674
Interest	Interest expense, net(2)	66	86
Total lease cost		$2,115	$2,034
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for both the three months ended March 31, 2022 and 2021. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended March 31, 2022 and 2021. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.8 million for the three months ended March 31, 2022 and $0.6 million for the three months ended March 31, 2021. These variable lease costs consist of fuel, maintenance, and sales tax charges.
Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2022 were as follows:

		Operating Leases
Year ending (in thousands):	Finance Leases	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
Remainder of 2022	$1,934	$3,252	$338	$(623)	$2,967
2023	1,758	3,108	450	(885)	2,673
2024	1,026	2,502	450	(912)	2,040
2025	500	2,148	450	(939)	1,659
2026	99	2,010	450	(967)	1,493
Thereafter	—	2,033	4,815	(327)	6,521
Total minimum lease payments	$5,317	$15,053	$6,953	$(4,653)	$17,353
Amounts representing interest	358
Present value of net minimum lease payments	$5,675
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
The following is a summary of the lease terms and discount rates:

	March 31, 2022	December 31, 2021
Weighted average lease term (in years):
Operating	7.30	7.10
Finance	2.60	2.51

Weighted average discount rate:
Operating	4.67%	4.68%
Finance	5.14%	5.27%
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,358	$1,225
Operating cash flows from finance leases	66	86
Financing cash flows from finance leases	660	667
Right-of-use assets exchanged for lease liabilities:
Operating leases	—	156
Finance leases	864	87
Right-of-use assets disposed or adjusted modifying operating leases liabilities	(1,276)	36
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(19)	—
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
On January 26, 2022, claimant, Suffolk Construction Company, Inc. (“Suffolk”) filed a Demand for Arbitration in Massachusetts against Boston Medical Center Corporation (“BMC”) and numerous of Suffolk’s trade subcontractors, including, the Company’s wholly-owned subsidiary, Limbach Company LLC, seeking to recover monies BMC withheld from Suffolk and its subcontractors based on an audit of project billings. Suffolk has demanded the Company defend and indemnify Suffolk against BMC’s audit findings that the Company overbilled the project just over $0.3 million and for the Company’s share of BMC’s audit costs, which share has not been, and cannot currently be, quantified. The Company disputes the findings of BMC’s audit and intends to vigorously defend the allegation that it overbilled the project. A final arbitration hearing has not been scheduled. The Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2022, the Company had approximately $134.9 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $4.4 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the consolidated balance sheet. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheet.
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
The components of the self-insurance liability as of March 31, 2022 and December 31, 2021 are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Current liability — workers’ compensation and general liability	$173	$184
Current liability — medical and dental	373	456
Non-current liability	447	451
Total liability	$993	$1,091
Restricted cash	$113	$113
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 14 – Management Incentive Plans
The Company initially adopted the Omnibus Incentive Plan on July 20, 2016 for the purpose of: (a) encouraging the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) giving participants an incentive for excellence in individual performance; (c) promoting teamwork among participants; and (d) giving the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Omnibus Incentive Plan, and such subsequent amendments to the Omnibus Incentive Plan, provides that the Company may grant options, stock appreciation rights, restricted shares, RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share based awards, other cash-based awards or any combination of the foregoing.
Following the approval of the 2021 Amended and Restated Omnibus Incentive Plan, the Company has reserved 2,250,000 shares of its common stock for issuance. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant.
The following table summarizes the Company's service-based RSU activity for the three months ended March 31, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	266,089	$8.45
Granted	180,739	9.00
Vested	(120,401)	7.43
Forfeited	(10,958)	9.29
Unvested at March 31, 2022	315,469	$9.13
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over a three year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For both the three months ended March 31, 2022 and 2021, the Company recognized $0.2 million of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the three months ended March 31, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	280,700	$9.46
Granted	249,885	7.17
Vested	—	—
Forfeited	(6,500)	9.04
Unvested at March 31, 2022	524,085	$8.38
Market-Based Awards
The following table summarizes the Company's market-based RSU (“MRSUs”) activity for the three months ended March 31, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2022	102,500	$8.26
The vesting of the MRSUs is contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty (80) consecutive trading days during the three-year period commencing on August 1, 2018 and concluding on July 31, 2021. On September 4, 2020, the Compensation Committee of the Board of Directors of the Company approved an amendment to extend the measurement period to July 16, 2022.
Total recognized stock-based compensation expense amounted to $0.6 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2022 and 2021 was $1.1 million and $1.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $5.0 million at March 31, 2022. These costs are expected to be recognized over a weighted average period of 1.97 years.
Note 15 – Subsequent Events
On May 5, 2022, the Company, LFS and LHLLC entered into a first amendment and waiver to the A&R Wintrust Credit Agreement (the “First Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The First Amendment to the A&R Wintrust Credit Agreement modifies certain definitions within the A&R Wintrust Credit Agreement, and make other corresponding changes, including: (i) the definition of EBITDA to allow for the recognition of certain restructuring charges and lease breakage costs not previously specified, (ii) the definition of Excess Cash Flow to exclude the aggregate amount of the Earnout Payments paid in cash, (iii) the definition of Total Funded Debt to exclude certain capitalized lease obligations for real estate based on the approval of each lender and (iv) the definition of Disposition to include a clause for the sale and leaseback of certain real property based on the approval of each lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in subsequent Quarterly Reports on Form 10-Q. See “Item 1A. Risk Factors” in this Form 10-Q for certain periodic updates to the Company's risk factors. We assume no obligation to update any of these forward-looking statements.
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
The Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Key Components of Condensed Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of the Company's contracts generally ranges from six months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Cost of Revenue
Cost of revenue primarily consists of the labor, equipment, material, subcontract, and other job costs in connection with fulfilling the terms of our contracts. Labor costs consist of wages plus taxes, fringe benefits, and insurance. Equipment costs consist of the ownership and operating costs of company-owned assets, in addition to outside-rented equipment. If applicable, job costs include estimated contract losses to be incurred in future periods. Due to the varied nature of the Company's services, and the risks associated therewith, contract costs as a percentage of contract revenue have historically fluctuated and it expects this fluctuation to continue in future periods.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for its administrative, estimating, human resources, safety, information technology, legal, finance and accounting employees and executives. Also included are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of the Company's business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, board of directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, net of interest income, a loss associated with the early termination of an operating lease, a loss on early debt extinguishment, losses associated with the disposition of property and equipment and changes in fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.
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
Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The CODM evaluates performance based on income from operations of the respective branches after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation. The Company's corporate department provides general and administrative support services to its two operating segments. The Company allocates costs between segments for selling, general and administrative and depreciation expense. Interest expense is not allocated to segments because of the corporate management of debt service. See Note 11 for further discussion on the Company's operating segments.
Comparison of Results of Operations for the three months ended March 31, 2022 and 2021
The following table presents operating results for the three months ended March 31, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended March 31,
	2022			2021
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$71,932	62.6%		$84,804	74.8%
ODR	42,890	37.4%		28,540	25.2%
Total revenue	114,822	100.0%		113,344	100.0%

Gross profit:
GCR	8,358	11.6%	(1)	9,395	11.1%	(1)
ODR	9,982	23.3%	(2)	7,834	27.4%	(2)
Total gross profit	18,340	16.0%		17,229	15.2%

Selling, general and administrative:
GCR	8,565	11.9%	(1)	9,114	10.7%	(1)
ODR	9,570	22.3%	(2)	7,354	25.8%	(2)
Corporate	599	0.5%		677	0.6%
Total selling, general and administrative	18,734	16.3%		17,145	15.1%

Amortization of intangibles (Corporate)	399	0.3%		104	0.1%

Operating (loss) income:
GCR	(207)	(0.3)%	(1)	281	0.3%	(1)
ODR	412	1.0%	(2)	480	1.7%	(2)
Corporate	(998)	(0.9)%		(781)	(0.7)%
Total operating loss	(793)	(0.7)%		(20)	—%

Other expenses (Corporate)	(1,339)	(1.2)%		(3,297)	(2.9)%
Total consolidated loss before income taxes	(2,132)	(1.9)%		(3,317)	(2.9)%
Income tax benefit	(616)	(0.5)%		(1,035)	(0.9)%
Net loss	$(1,516)	(1.3)%		$(2,282)	(2.0)%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$71,932	$84,804	$(12,872)	(15.2)%
ODR	42,890	28,540	14,350	50.3%
Total revenue	$114,822	$113,344	$1,478	1.3%
Revenue for the three months ended March 31, 2022 increased by $1.5 million compared to the three months ended March 31, 2021. GCR revenue decreased by $12.9 million, or 15.2%, while ODR revenue increased by $14.4 million, or 50.3%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the Michigan, Mid-Atlantic and Southern California operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California operations. The Company expects to fully exit the Southern California Region in 2022. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. For the three months ended March 31, 2022, GCR and ODR segment revenue increased by $4.5 million and $7.2 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
In addition, during the first quarter of 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods.
Gross Profit

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$8,358	$9,395	$(1,037)	(11.0)%
ODR	9,982	7,834	2,148	27.4%
Total gross profit	$18,340	$17,229	$1,111	6.4%

Total gross profit as a percentage of consolidated total revenue	16.0%	15.2%
The Company's gross profit for the three months ended March 31, 2022 increased by $1.1 million compared to the three months ended March 31, 2021. GCR gross profit decreased $1.0 million, or 11.0%, primarily due to lower revenue despite slightly higher margins. ODR gross profit increased $2.1 million, or 27.4%, due to an increase in revenue despite lower margins. The total gross profit percentage increased from 15.2% for the three months ended March 31, 2021 to 16.0% for the same period ended in 2022, mainly driven by the mix of higher margin ODR segment work.
The following table summarizes the Company’s recorded revisions in its contract estimates for certain GCR and ODR projects for the three months ended March 31, 2022 and 2021 (includes material gross profit changes of $0.25 million or more).

	For the Three Months Ended March 31,
	2022		2021
(in thousands except number of projects )		Number of Projects		Number of Projects
Gross profit write-ups:
GCR	$533	2	$743	2
ODR	—	—	—	—
Total gross profit write-ups	$533	2	$743	2

Gross profit write-downs:
GCR	$(604)	2	$(768)	2
ODR	—	—	—	—
Total gross profit write-downs	$(604)	2	$(768)	2

Total gross profit write-downs, net	$(71)		$(25)
During the three months ended March 31, 2022, the Company recorded total net gross profit write-downs, regardless of materiality, of $1.4 million compared to total net gross profit write-downs of $0.5 million for the three months ended March 31, 2021.
Selling, General and Administrative

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$8,565	$9,114	$(549)	(6.0)%
ODR	9,570	7,354	2,216	30.1%
Corporate	599	677	(78)	(11.5)%
Total selling, general and administrative	$18,734	$17,145	$1,589	9.3%

Total selling, general and administrative as a percentage of consolidated total revenue	16.3%	15.1%
The Company's SG&A expense for the three months ended March 31, 2022 increased by approximately $1.6 million compared to the three months ended March 31, 2021. The increase in SG&A was primarily due to a $1.4 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction, a $0.6 million increase in travel and entertainment expense and a $0.3 million increase in professional fees, partially offset by a $0.5 million decrease in payroll related expenses primarily related to the wind down of its Southern California branch. Additionally, SG&A as a percentage of revenue were 16.3% for the three months ended March 31, 2022 and 15.1% for the three months ended March 31, 2021.
Amortization of Intangibles

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$399	$104	$295	283.7%
Total amortization expense for the three months ended March 31, 2022 was $0.4 million as compared to $0.1 million for the three months ended March 31, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.3 million of amortization expense for the three months ended March 31, 2022. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(486)	$(1,264)	$778	(61.6)%
Gain on disposition of property and equipment	(36)	(86)	50	(58.1)%
Loss on early termination of operating lease	(817)	—	(817)	100.0%
Loss on early debt extinguishment	—	(1,961)	1,961	100.0%
Gain on change in fair value of warrant liability	—	14	(14)	(100.0)%
Total other expenses	$(1,339)	$(3,297)	$1,958	(59.4)%
Other (expenses) income consisted of interest expense of $0.5 million for the three months ended March 31, 2022 as compared to $1.3 million for the three months ended March 31, 2021. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing and the A&R Wintrust Agreement. The decrease in other expenses period over period was also attributable to a prior year loss of $2.0 million on the early extinguishment of debt associated with the Company's 2021 Refinancing. During the three months ended March 31, 2022, the Company recognized an $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 12 for further information.
Income Taxes
The Company recorded a $0.6 million and $1.0 million income tax benefit for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 28.9% and 31.2% for the three months ended March 31, 2022 and 2021, respectively.
GCR and ODR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company's backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company's backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company's remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company's remaining performance obligations is provided in Note 4.
Given the multi-year duration of many of the Company's contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. The Company's GCR backlog as of March 31, 2022 was $340.7 million compared to $337.2 million at December 31, 2021. In addition, ODR backlog as of March 31, 2022 was $106.9 million compared to $98.0 million at December 31, 2021. Of the total backlog at March 31, 2022, the Company expects to recognize approximately $294.7 million by the end of 2022.
COVID-19 Update
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

Supply chain disruptions, material shortages and escalating commodity prices as a result of COVID-19 have continued into 2022. During the first quarter of 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods. The impact of the COVID-19 pandemic on the Company’s vendors and the pricing and availability of materials or supplies utilized in the Company’s operations continues to evolve and may have an adverse impact on the Company’s operations in future periods. The Company continues to monitor the short- and long-term impacts of the pandemic, including the current supply chain disruptions.
As vaccines have become more readily available, the Company has experienced a growing number of its clients requiring that the Company's workforce present on the client's property be vaccinated against the virus. Additionally, requirements to mandate COVID-19 vaccination of the Company's workforce or requirements of its unvaccinated employees to be tested could result in labor disruptions, employee attrition and difficulty securing future labor needs. Additionally, see “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for discussion of risks associated with the COVID-19 pandemic.
The Company continues to monitor developments involving our workforce, customers, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and evolving nature of these circumstances, it cannot predict the full extent of the impact that COVID-19 will have on the Company's operating results, financial condition and liquidity.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2021 and through the first quarter of 2022, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist through the remainder of 2022. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.
Liquidity and Capital Resources
Cash Flows
The Company's liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.

The following table presents summary cash flow information for the periods indicated:

	Three months ended March 31,
	2022	2021
(in thousands)
Net cash (used in) provided by:
Operating activities	$(2,965)	$(17,375)
Investing activities	(130)	5
Financing activities	6,685	12,409
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,590	$(4,961)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	864	87
Right of use assets disposed or adjusted modifying operating lease liabilities	(1,276)	36
Right of use assets disposed or adjusted modifying finance lease liabilities	(19)	—
Interest paid	459	1,319
Cash paid (received) for income taxes	$9	$(45)
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of March 31, 2022 and December 31, 2021, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. The Company's current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months.
The following table represents our summarized working capital information:

(in thousands, except ratios)	March 31, 2022	December 31, 2021
Current assets	$209,995	$192,906
Current liabilities	(141,590)	(129,742)

Net working capital	$68,405	$63,164
Current ratio (1)	1.48	1.49
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of March 31, 2022, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Three Months Ended March 31,
(in thousands)	2022	2021	Cash Inflow (outflow)
Cash flows from operating activities:
Net loss	$(1,516)	$(2,282)	$766
Non-cash operating activities(1)	4,682	5,130	(448)
Changes in operating assets and liabilities:
Accounts receivable	(19,698)	2,584	(22,282)
Contract assets	8,320	(1,986)	10,306
Other current assets	(2,130)	(2,025)	(105)
Accounts payable, including retainage	(105)	(8,813)	8,708
Prepaid income taxes	(47)	—	(47)
Accrued taxes payable	(501)	(654)	153
Contract liabilities	7,732	(8,853)	16,585
Operating lease liabilities	(1,117)	(994)	(123)
Accrued expenses and other current liabilities	1,419	513	906
Other long-term liabilities	(4)	5	(9)
Cash used in working capital	(6,131)	(20,223)	14,092
Net cash used in operating activities	$(2,965)	$(17,375)	$14,410
(1)Represents non-cash activity associated with depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain on sale of property and equipment, loss on early debt extinguishment, loss on early termination of operating lease and changes in the fair value of warrant liabilities.
During the three months ended March 31, 2022, the Company used $3.0 million in cash in its operating activities, which consisted of cash used in working capital of $6.1 million and a net loss for the period of $1.5 million, partially offset by non-cash adjustments of $4.7 million (primarily depreciation and amortization, stock-based compensation expense and operating lease expense). During the three months ended March 31, 2021, the Company used $17.4 million from its operating activities, which consisted of cash used in working capital of $20.2 million and a net loss of $2.3 million, partially offset by non-cash adjustments of $5.1 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and a loss on early debt extinguishment).
The increase in operating cash flows during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to a $26.9 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities and a $8.7 million period-over-period cash inflow related to the change in accounts payable, including retainage. These cash inflows were partially offset by a $22.2 million period-over-period cash outflow related to the change in accounts receivable. The increase in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. In addition, the cash inflow associated with accounts payable, including retainage was due to the timing of payments, and the cash outflow associated with our accounts receivable was due to the timing of receipts.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2022 compared to cash flows provided by investing activities $5.0 thousand for the three months ended March 31, 2021 For the three months ended March 31, 2022, $0.2 million was used to purchase property and equipment, offset by $39.0 thousand in proceeds from the sale of property and equipment. For the three months ended March 31, 2021, $0.2 million was used to purchase property and equipment, offset by $0.2 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $6.7 million and $12.4 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, we received proceeds from the following: $9.4 million in proceeds from borrowings under the A&R Wintrust Revolving Loan and $0.2 million associated with proceeds from contributions to the ESPP. These proceeds were partly offset by $1.9 million of scheduled principal payments on the Wintrust Term Loan, $0.7 million for payments on finance leases and $0.4 million in taxes related to net share settlement of equity awards.
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
The following table reflects our available funding capacity as of March 31, 2022:

(in thousands)
Cash & cash equivalents		$18,066
Credit agreement:
A&R Wintrust Revolving Loan	$25,000
Outstanding borrowings on the A&R Wintrust Revolving Loan	(9,400)
Outstanding letters of credit	(3,300)
Net credit agreement capacity available		12,300
Total available funding capacity		$30,366
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the three months ended March 31, 2022. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current reforecast that our current cash and cash equivalents of $18.1 million as of March 31, 2022, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $12.3 million of availability as of March 31, 2022) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	33,024	34,881
A&R Wintrust Revolving Loan	9,400	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 6.45% through 2025	5,317	5,132
Total debt	47,741	40,013
Less - Current portion of long-term debt	(13,222)	(9,879)
Less - Unamortized discount and debt issuance costs	(299)	(318)
Long-term debt	$34,220	$29,816

On the 2021 Refinancing Date, the Company refinanced its 2019 Refinancing Term Loan and 2019 Revolving Credit Facility with proceeds from the issuance of the Wintrust Term Loan. As a result of the 2021 Refinancing, the Company prepaid all principal, interest, fees and other obligations outstanding under the 2019 Refinancing Agreements and terminated its 2019 Refinancing Term Loan and 2019 Refinancing Revolving Credit Facility. In addition, on the 2021 Refinancing Date, the Company recognized a loss on the early extinguishment of debt of $2.0 million, which consisted of the write-off of $2.6 million of unamortized discount and financing costs, the reversal of the $2.0 million CB warrants liability and the prepayment penalty and other extinguishment costs of $1.4 million.
In conjunction with the Jake Marshall Transaction, the Company entered into the A&R Wintrust Credit Agreement. In accordance with the terms of the A&R Wintrust Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan; and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit. The overall A&R Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Wintrust Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: permit the Company to undertake the Jake Marshall Transaction, make certain adjustments to the covenants under the A&R Wintrust Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), allow for the Earnout Payments under the Jake Marshall Transaction and make other corresponding changes to the A&R Wintrust Credit Agreement.
See Note 6 for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of March 31, 2022 and December 31, 2021, the Company had approximately $134.9 million and $159.2 million in surety bonds outstanding, respectively. In January 2022, our bonding capacity was increased from $700.0 million to $800.0 million. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 13 for further discussion.
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
We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the Condensed Consolidated Balance Sheets as a current liability in accrued expenses and other current liabilities. See Note 13 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 13 for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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

10.1
First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 5, 2022, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer, filed herewith as Exhibit 10.1.

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
Date: May 10, 2022