Form 10-Q
period 2022-06-30
Limbach Holdings, Inc.
filed 2022-08-09
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 8, 2022, there were 10,447,660 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,630	$14,476
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $316 and $263 as of June 30, 2022 and December 31, 2021, respectively)	101,018	89,327
Contract assets	74,959	83,863
Income tax receivable	676	114
Other current assets	5,534	5,013
Total current assets	201,930	192,906

Property and equipment, net	20,419	21,621
Intangible assets, net	16,109	16,907
Goodwill	11,370	11,370
Operating lease right-of-use assets	16,644	20,119
Deferred tax asset	4,342	4,330
Other assets	231	259
Total assets	$271,045	$267,512

LIABILITIES
Current liabilities:
Current portion of long-term debt	$9,893	$9,879
Current operating lease liabilities	3,415	4,366
Accounts payable, including retainage	63,205	63,840
Contract liabilities	39,835	26,712
Accrued income taxes	—	501
Accrued expenses and other current liabilities	25,773	24,444
Total current liabilities	142,121	129,742
Long-term debt	24,699	29,816
Long-term operating lease liabilities	14,086	16,576
Other long-term liabilities	1,827	3,540
Total liabilities	182,733	179,674
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,423,068 issued and outstanding as of June 30, 2022 and 10,304,242 at December 31, 2021	1	1
Additional paid-in capital	86,128	85,004
Retained Earnings	2,183	2,833
Total stockholders’ equity	88,312	87,838
Total liabilities and stockholders’ equity	$271,045	$267,512
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$116,120	$121,019	$230,942	$234,363
Cost of revenue	94,800	102,329	191,282	198,444
Gross profit	21,320	18,690	39,660	35,919
Operating expenses:
Selling, general and administrative	18,690	17,232	37,424	34,377
Change in fair value of contingent consideration	765	—	765	—
Amortization of intangibles	399	104	798	208
Total operating expenses	19,854	17,336	38,987	34,585
Operating income	1,466	1,354	673	1,334
Other (expenses) income:
Interest expense, net	(478)	(452)	(964)	(1,716)
Gain on disposition of property and equipment	147	94	111	8
Loss on early termination of operating lease	(32)	—	(849)	—
Loss on early debt extinguishment	—	—	—	(1,961)
Gain on change in fair value of warrant liability	—	—	—	14
Total other expenses	(363)	(358)	(1,702)	(3,655)
Income (loss) before income taxes	1,103	996	(1,029)	(2,321)
Income tax provision (benefit)	237	264	(379)	(771)
Net income (loss)	$866	$732	$(650)	$(1,550)

Earnings Per Share (“EPS”)
Earnings (loss) per common share:
Basic	$0.08	$0.07	$(0.06)	$(0.16)
Diluted	$0.08	$0.07	$(0.06)	$(0.16)
Weighted average number of shares outstanding:
Basic	10,423,068	10,251,696	10,421,886	9,737,801
Diluted	10,567,304	10,469,028	10,421,886	9,737,801
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Retained earnings	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	1	85,553	1,317	86,871
Stock-based compensation	—	—	575	—	575
Net income	—	—	—	866	866
Balance at June 30, 2022	10,423,068	$1	$86,128	$2,183	$88,312

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	1	82,960	(6,163)	76,798
Stock-based compensation	—	—	636	—	636
Shares issued related to vested restricted stock units	3,291	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(7)	—	(7)
Net income	—	—	—	732	732
Balance at June 30, 2021	10,251,696	$1	$83,589	$(5,431)	$78,159

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(650)	$(1,550)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,148	2,964
Provision for doubtful accounts	104	70
Stock-based compensation expense	1,174	1,313
Noncash operating lease expense	2,232	2,091
Amortization of debt issuance costs	65	220
Deferred income tax provision	(12)	(306)
Gain on sale of property and equipment	(111)	(8)
Loss on early termination of operating lease	849	—
Change in fair value of contingent consideration	765	—
Loss on early debt extinguishment	—	1,961
Gain on change in fair value of warrant liability	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(11,796)	(8,918)
Contract assets	8,904	(3,717)
Other current assets	(520)	(1,306)
Accounts payable, including retainage	(635)	190
Prepaid income taxes	(562)	(891)
Accrued taxes payable	(501)	(1,671)
Contract liabilities	13,123	(7,469)
Operating lease liabilities	(2,165)	(2,004)
Accrued expenses and other current liabilities	(1,861)	(5,450)
Other long-term liabilities	69	(114)
Net cash provided by (used in) operating activities	12,620	(24,609)
Cash flows from investing activities:
Proceeds from sale of property and equipment	189	361
Purchase of property and equipment	(473)	(501)
Net cash used in investing activities	(284)	(140)
Cash flows from financing activities:
Proceeds from Wintrust Term Loan (as defined in Note 6)	—	30,000
Payments on Wintrust and A&R Wintrust Term Loans	(9,149)	(2,000)
Proceeds from A&R Wintrust Revolving Loan (as defined in Note 6)	15,194	—
Payments on A&R Wintrust Revolving Loan	(11,694)	—
Payments on 2019 Refinancing Term Loan (as defined in Note 6)	—	(39,000)
Prepayment penalty and other costs associated with early debt extinguishment	—	(1,376)
Proceeds from the sale of common stock	—	22,773
Proceeds from the exercise of warrants	—	1,989
Payments on finance leases	(1,358)	(1,318)
Payments of debt issuance costs	(25)	(593)
Taxes paid related to net-share settlement of equity awards	(363)	(401)
Proceeds from contributions to Employee Stock Purchase Plan	213	221
Net cash (used in) provided by financing activities	(7,182)	10,295
Increase (decrease) in cash, cash equivalents and restricted cash	5,154	(14,454)
Cash, cash equivalents and restricted cash, beginning of period	14,589	42,260
Cash, cash equivalents and restricted cash, end of period	$19,743	$27,806
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	1,968	336
Right of use assets disposed or adjusted modifying operating lease liabilities	(1,276)	36
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	—
Interest paid	911	1,741
Cash paid for income taxes	$696	$2,096

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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves, fair value of contingent consideration arrangements and contingencies. If the underlying estimates and assumptions upon which the condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2022, its results of operations and equity for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. An entity may elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2022. The Company is currently evaluating the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its condensed consolidated financial statements. As discussed in Note 6, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement.
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
Allocation of Purchase Price. The Jake Marshall Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the final purchase price and estimated fair values of assets acquired and liabilities assumed as of the Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $5.2 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the final allocation of the fair value of the assets and liabilities of the Jake Marshall Transaction as of the Effective Date by the Company.

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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2022	December 31, 2021	Change
Contract assets
Costs in excess of billings and estimated earnings	$44,366	$47,447	$(3,081)
Retainage receivable	30,593	36,416	(5,823)
Total contract assets	$74,959	$83,863	$(8,904)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $38.6 million and $38.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2022	December 31, 2021	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$39,401	$26,293	$13,108
Provisions for losses	434	419	15
Total contract liabilities	$39,835	$26,712	$13,123
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
The net underbilling position for contracts in process consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Revenue earned on uncompleted contracts	$744,522	$758,450
Less: Billings to date	(739,557)	(737,296)
Net underbilling	$4,965	$21,154

(in thousands)	June 30, 2022	December 31, 2021
Costs in excess of billings and estimated earnings	$44,366	$47,447
Billings in excess of costs and estimated earnings	(39,401)	(26,293)
Net underbilling	$4,965	$21,154
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three and six months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more for both periods. During the three months ended June 30, 2021, the Company recorded a material gross profit write-down on one GCR project for a total of $1.0 million that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2021, the Company recorded material gross profit write-downs on two GCR projects for a total of $1.5 million.
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
As of June 30, 2022, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $308.8 million and $102.1 million, respectively. The Company currently estimates that 50% and 66% of its GCR and ODR remaining performance obligations as of June 30, 2022, respectively, will be recognized as revenue during the remainder of 2022, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.

Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $11.4 million as of June 30, 2022 and December 31, 2021 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets for the three and six months ended June 30, 2022 or June 30, 2021.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2022
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(47)	$523
Customer relationships – ODR – Jake Marshall	3,050	(235)	2,815
Customer relationships – ODR – Limbach	4,710	(3,634)	1,076
Favorable leasehold interests – Limbach	190	(90)	100
Backlog – GCR – Jake Marshall	260	(96)	164
Backlog – ODR – Jake Marshall	680	(250)	430
Trade name – Jake Marshall	1,150	(109)	1,041
Total amortized intangible assets	10,610	(4,461)	6,149
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(4,461)	$16,109
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
Total amortization expense for the Company's definite-lived intangible assets was $0.4 million and $0.8 million for the three and six months ended June 30, 2022, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	25,733	34,881
A&R Wintrust Revolving Loan	3,500	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.45% through 2026	5,665	5,132
Total debt	34,898	40,013
Less - Current portion of long-term debt	(9,893)	(9,879)
Less - Unamortized discount and debt issuance costs	(306)	(318)
Long-term debt	$24,699	$29,816
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
The Wintrust Revolving Loan initially bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters. The Wintrust Term Loan initially bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.
LFS was initially required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026.
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
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. At June 30, 2022 and 2021, the interest rate in effect on the Wintrust Term Loan was 5.75% and 4.25%, respectively. For the three and six months ended June 30, 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 4.90% and 4.57%, respectively.
The A&R Wintrust Term Loan is payable through a combination of (i) monthly installments of approximately $0.6 million due on the last business day of each month commencing on December 31, 2021, (ii) annual Excess Cash Flow payments as defined in the A&R Wintrust Credit Agreement, which are due 120 days after the last day of the Company's fiscal year and (iii) Net Claim Proceeds from Legacy Claims as defined in the A&R Wintrust Credit Agreement. Subject to defaults and remedies under the A&R Credit Agreement, the final payment of all principal and interest not sooner paid on the A&R Wintrust Term Loan is due and payable on February 24, 2026. Subject to defaults and remedies under the A&R Credit Agreement, the A&R Wintrust Revolving Loan matures and becomes due and payable by LFS on February 24, 2026. During the second quarter of 2022, the Company made certain Excess Cash Flow and Net Claim Proceeds payments of $3.3 million and $2.1 million, respectively, which concurrently reduced the outstanding A&R Wintrust Term Loan balance.
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
The A&R Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the A&R Credit Agreement. The A&R Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.00 to 1.00, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31,

2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business.
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
As of June 30, 2022, the Company had $3.5 million of borrowings outstanding under the A&R Wintrust Revolving Loan. The Company did not have any borrowings outstanding under the A&R Wintrust Revolving Loan as of December 31, 2021. During the three and six months ended June 30, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $3.5 million and $9.4 million, respectively, and the average daily balance was approximately $0.1 million for both periods. For the three and six months ended June 30, 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 4.91% and 4.37%, respectively. For the three and six months ended June 30, 2022, commitment fees of approximately $13 thousand and $27 thousand, respectively, were paid to maintain credit availability under the A&R Wintrust Revolving Loan. During the three months ended June 30, 2021 and for the period from the 2021 Refinancing Date through June 30 2021, the Company did not have any borrowings on the Wintrust Revolving Loan. For the three months ended June 30, 2021 and for the period from the 2021 Refinancing Date through June 30, 2021, commitment fees of approximately $14 thousand and $20 thousand, respectively, were paid to maintain credit availability under the Wintrust Revolving Loan.
At June 30, 2022, the Company had irrevocable letters of credit in the amount of $3.3 million with the lenders under the A&R Wintrust Credit Agreement to secure obligations under its self-insurance program.
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
As of June 30, 2022, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	June 30, 2022	December 31, 2021
$15 Exercise Price Sponsor Warrants(1)(2)	600,000	600,000
Merger Warrants(3)(4)	629,643	629,643
Total	1,229,643	1,229,643
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
On March 25, 2022, the Board of Directors approved certain additional amendments to the Company's Omnibus Incentive Plan (the “2022 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 350,000, for a total of 2,600,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2022 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 22, 2022.
See Note 14 for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2022, the Company issued 12,898 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2021. In January 2021, the Company issued a total of 8,928 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2020. As of June 30, 2022, 431,209 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company also believes that the carrying values of the A&R Wintrust Term Loan and the A&R Wintrust Revolving Loan approximate their respective fair values due to the variable rates on such debt. As of June 30, 2022, the Company determined that the fair value of the A&R Wintrust Term Loan was $25.7 million and the A&R Wintrust Revolving Loan was $3.5 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheet on the Effective Date. The fair value of contingent Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $0.8 million for the three months ended June 30, 2022, which was presented in change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be approximately $3.9 million at June 30, 2022, of which approximately $2.5 million was included in accrued expenses and other current liabilities and approximately $1.4 million was included in other long-term liabilities.
The Company determines the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement. The Monte Carlo Simulation method models the probability of different financial results of the Acquired Entities during the earn-out period, utilizing a discount rate, which reflects a credit spread over the term-adjusted continuous risk-free rate. As of June 30, 2022 and the Effective Date, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 8.80% and 6.83%, respectively. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield.
Prior to its termination as a result of the 2021 Refinancing, the Company's CB Warrants were determined using the Black-Scholes-Merton option pricing model. The valuation inputs included the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which were considered Level 3 inputs. The CB Warrants liability was included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets. The Company remeasured the fair value of the CB Warrants liability as of February 24, 2021 and recorded any adjustments to other income (expense). Prior to its extinguishment, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on the 2021 Refinancing Date, there was no liability associated with the CB Warrants. For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded other income of $14 thousand to reflect the change in the CB Warrants liability.

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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
EPS numerator:
Net income (loss)	$866	$732	$(650)	$(1,550)

EPS denominator:
Weighted average shares outstanding – basic	10,423	10,252	10,422	9,738
Impact of dilutive securities(1)	144	217	—	—
Weighted average shares outstanding – diluted	10,567	10,469	10,422	9,738

EPS:
Basic	$0.08	$0.07	$(0.06)	$(0.16)
Diluted	$0.08	$0.07	$(0.06)	$(0.16)
(1)    For the six months ended June 30, 2022 and 2021, the Company excluded 150,420 and 225,974, respectively, of potentially dilutive securities related to certain of the Company's outstanding common stock warrants, shares issued in conjunction with the Company's ESPP and nonvested RSUs. These securities were excluded from the computation as their effect would have been anti-dilutive. As a result, the computations of net loss per share for the six months ended June 30, 2022 and 2021 is the same for both basic and diluted.
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
In-the-money warrants	—	—	—	—
Out-of-the-money warrants (see Note 7)	1,229,643	4,403,930	1,229,643	4,403,930
Service-based RSUs (See Note 14)	17,595	334	72,871	142,120
Performance and market-based RSUs(1)	48,229	13,929	85,969	79,971
Employee Stock Purchase Plan	—	—	8,451	4,778
Total	1,295,467	4,418,193	1,396,934	4,630,799
(1)    For the three and six months ended June 30, 2022 and 2021, certain MRSU awards (each defined in Note 14) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table presents our income tax provision (benefit) and our income tax rate for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Income tax provision (benefit)	$237	$264	$(379)	$(771)
Income tax rate	21.5%	26.5%	36.8%	33.2%
The difference in the effective tax rate was the result of certain discrete tax items. During the three months ended June 30, 2022, the Company recorded discrete tax items of approximately $0.1 million related to a retroactive change in a state income tax rate. No discrete tax items were recorded for the three months ended June 30, 2021. For the six months ended June 30, 2022 and 2021, the Company recorded discrete tax items of approximately $0.1 million and $0.2 million, respectively, related to excess tax benefits associated with stock-based compensation.
No valuation allowance was required as of June 30, 2022 or December 31, 2021.
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
Condensed consolidated segment information for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Statement of Operations Data:
Revenue:
GCR	$66,336	$87,550	$138,268	$172,354
ODR	49,784	33,469	92,674	62,009
Total revenue	116,120	121,019	230,942	234,363

Gross profit:
GCR	8,694	8,885	17,052	18,280
ODR	12,626	9,805	22,608	17,639
Total gross profit	21,320	18,690	39,660	35,919

Selling, general and administrative:
GCR	7,980	9,070	16,545	18,184
ODR	10,135	7,526	19,705	14,880
Corporate	575	636	1,174	1,313
Total selling, general and administrative	18,690	17,232	37,424	34,377
Change in fair value of contingent consideration	765	—	765	—
Amortization of intangibles	399	104	798	208
Operating income	$1,466	$1,354	$673	$1,334

Less unallocated amounts:
Interest expense, net	(478)	(452)	(964)	(1,716)
Gain on disposition of property and equipment	147	94	111	8
Loss on early termination of operating lease	(32)	—	(849)	—
Loss on early debt extinguishment	—	—	—	(1,961)
Gain on change in fair value of warrant liability	—	—	—	14
Total unallocated amounts	(363)	(358)	(1,702)	(3,655)
Income (loss) before income taxes	$1,103	$996	$(1,029)	$(2,321)

Other Data:
Depreciation and amortization:
GCR	$1,075	$1,020	$2,183	$2,056
ODR	612	345	1,167	700
Corporate	399	104	798	208
Total other data	$2,086	$1,469	$4,148	$2,964
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of June 30, 2022, the Company remains obligated under the original lease for such office space and, in the event the subtenant of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three and six months ended June 30, 2022, the Company recorded approximately $0.2 million and $0.4 million of income in selling, general and administrative expenses related to this sublease agreement.
Pittsburgh Lease Termination. In March, 2022, the Company entered into a lease termination agreement (the “Lease Termination Agreement”) to terminate, effective March 31, 2022, the lease associated with the Company’s office space located in Pittsburgh, Pennsylvania, which previously served as its corporate headquarters. Absent the Lease Termination Agreement, the lease would have expired in accordance with its terms in July 2025. Pursuant to the Lease Termination Agreement, in exchange for allowing the Company to terminate the lease early, the Company agreed to pay a termination fee in the aggregate of approximately $0.7 million in 16 equal monthly installments commencing on April 1, 2022. The Company recognized the full termination fee expense during the first quarter of 2022.
In connection with the lease termination, the Company recognized a gain of $0.1 million associated with the derecognition of the operating lease right-of-use asset and corresponding operating lease liabilities associated with the operating lease and recorded a $0.1 million loss on the disposal of leasehold improvements and moving expenses.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets(1)	$16,644	$20,119
Finance	Property and equipment, net(2)	5,474	4,916
Total lease assets		$22,118	$25,035

Liabilities
Current
Operating	Current operating lease liabilities	$3,415	$4,366
Finance	Current portion of long-term debt	2,465	2,451
Noncurrent
Operating	Long-term operating lease liabilities	14,086	16,576
Finance	Long-term debt	3,200	2,681
Total lease liabilities		$23,166	$26,074
(1)     Operating lease assets are recorded net of accumulated amortization of $15.0 million at June 30, 2022 and $15.9 million at December 31, 2021.
(2)    Finance lease assets are recorded net of accumulated amortization of $6.0 million at June 30, 2022 and $5.9 million at December 31, 2021.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Operating lease cost	Cost of revenue(1)	$657	$685	$1,351	$1,375
Operating lease cost	Selling, general and administrative(1)	631	584	1,335	1,169
Finance lease cost
Amortization	Cost of revenue(2)	685	652	1,336	1,327
Interest	Interest expense, net(2)	66	78	132	164
Total lease cost		$2,039	$1,999	$4,154	$4,035
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for each of the three months ended June 30, 2022 and 2021, and $0.2 million for each of the six months ended June 30, 2022 and 2021. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for each of the three months ended June 30, 2022 and 2021, and $0.2 million for each of the six months ended June 30, 2022 and 2021. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of June 30, 2022 were as follows:

		Operating Leases
Year ending (in thousands):	Finance Leases	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
Remainder of 2022	$1,353	$2,104	$225	$(435)	$1,894
2023	1,990	3,108	450	(885)	2,673
2024	1,274	2,502	450	(912)	2,040
2025	777	2,148	450	(939)	1,659
2026	271	2,010	450	(967)	1,493
Thereafter	—	2,033	4,815	(327)	6,521
Total minimum lease payments	$5,665	$13,905	$6,840	$(4,465)	$16,280
Amounts representing interest	397
Present value of net minimum lease payments	$6,062
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
The following is a summary of the lease terms and discount rates:

	June 30, 2022	December 31, 2021
Weighted average lease term (in years):
Operating	7.29	7.10
Finance	2.78	2.51

Weighted average discount rate:
Operating	4.67%	4.68%
Finance	4.99%	5.27%
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,619	$2,456
Operating cash flows from finance leases	132	164
Financing cash flows from finance leases	1,358	1,318
Right-of-use assets exchanged for lease liabilities:
Operating leases	—	156
Finance leases	1,968	336
Right-of-use assets disposed or adjusted modifying operating leases liabilities	(1,276)	36
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(77)	—
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
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company's Southern California operations refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million, including alleged increased costs for hiring a different subcontractor to perform the work. The Company is vigorously defending the suit. A non-binding mediation took place on August 19, 2021 that did not result in a settlement. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial date has been set for January 2023. The Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against the Company's wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint sought damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach Company LP, as well as sought to enforce payment obligations under a payment bond. In April 2022, the parties settled for an immaterial amount and the case was dismissed.
On January 26, 2022, claimant, Suffolk Construction Company, Inc. (“Suffolk”) filed a Demand for Arbitration in Massachusetts against Boston Medical Center Corporation (“BMC”) and numerous of Suffolk’s trade subcontractors, including, the Company’s wholly-owned subsidiary, Limbach Company LLC, seeking to recover monies BMC withheld from Suffolk and its subcontractors based on an audit of project billings. Suffolk has demanded the Company defend and indemnify Suffolk against BMC’s audit findings that the Company overbilled the project just over $0.3 million and for the Company’s share of BMC’s audit costs, which share has not been, and cannot currently be, quantified. The Company disputes the findings of BMC’s audit and intends to vigorously defend the allegation that it overbilled the project. An arbitration hearing date has been set for February 2023. The Company believes that a loss is neither probable nor reasonably estimable for this matter, and, as such, has not recorded a loss contingency.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2022, the Company had approximately $120.1 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of June 30, 2022 and December 31, 2021 are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Current liability — workers’ compensation and general liability	$282	$184
Current liability — medical and dental	415	456
Non-current liability	420	451
Total liability	$1,117	$1,091
Restricted cash	$113	$113
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
Following the approval of the 2022 Amended and Restated Omnibus Incentive Plan, the Company has reserved 2,600,000 shares of its common stock for issuance. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
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
The following table summarizes the Company's service-based RSU activity for the six months ended June 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	266,089	$8.45
Granted	183,187	8.98
Vested	(120,401)	7.43
Forfeited	(24,604)	9.43
Unvested at June 30, 2022	304,271	$9.10
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
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three and six months ended June 30, 2022 and 2021, the Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the six months ended June 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	280,700	$9.46
Granted	254,854	7.17
Vested	—	—
Forfeited	(41,123)	8.98
Unvested at June 30, 2022	494,431	$8.32
Market-Based Awards
The following table summarizes the Company's market-based RSU (“MRSUs”) activity for the six months ended June 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	(8,000)	8.26
Unvested at June 30, 2022	94,500	$8.26
The vesting of the MRSUs is contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty (80) consecutive trading days during the three-year period commencing on August 1, 2018 and concluding on July 31, 2021. On September 4, 2020, the Compensation Committee of the Board of Directors of the Company approved an amendment to extend the measurement period to July 16, 2022. These awards expired on July 16, 2022 as the MRSU award conditions were not achieved.
Total recognized stock-based compensation expense amounted to $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively, and $0.7 million and $1.3 million for the three and six months ended June 30, 2021. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2022 and 2021 was $1.1 million and $1.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $4.0 million at June 30, 2022. These costs are expected to be recognized over a weighted average period of 1.80 years.
Note 15 – Subsequent Events
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and one-month SOFR.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangement resulting from the Jake Marshall Transaction. As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration associated with the Earnout Payments. The carrying value of the Earnout Payments is subject to remeasurement at fair value at each reporting date through the end of the Earnout Periods with any changes in the fair value reported as a separate component of operating income (loss) in the condensed consolidated statements of operations.
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
Comparison of Results of Operations for the three months ended June 30, 2022 and 2021
The following table presents operating results for the three months ended June 30, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended June 30,
	2022			2021
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$66,336	57.1%		$87,550	72.3%
ODR	49,784	42.9%		33,469	27.7%
Total revenue	116,120	100.0%		121,019	100.0%

Gross profit:
GCR	8,694	13.1%	(1)	8,885	10.1%	(1)
ODR	12,626	25.4%	(2)	9,805	29.3%	(2)
Total gross profit	21,320	18.4%		18,690	15.4%

Selling, general and administrative:
GCR	7,980	12.0%	(1)	9,070	10.4%	(1)
ODR	10,135	20.4%	(2)	7,526	22.5%	(2)
Corporate	575	0.5%		636	0.5%
Total selling, general and administrative	18,690	16.1%		17,232	14.2%

Change in fair value of contingent consideration (Corporate)	765	0.7%		—	—%
Amortization of intangibles (Corporate)	399	0.3%		104	0.1%

Operating (loss) income:
GCR	714	1.1%	(1)	(185)	(0.2)%	(1)
ODR	2,491	5.0%	(2)	2,279	6.8%	(2)
Corporate	(1,739)	(1.5)%		(740)	(0.6)%
Total operating income	1,466	1.3%		1,354	1.1%

Other expenses (Corporate)	(363)	(0.3)%		(358)	(0.3)%
Total consolidated income before income taxes	1,103	0.9%		996	0.8%
Income tax (benefit) provision	237	0.2%		264	0.2%
Net income	$866	0.7%		$732	0.6%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$66,336	$87,550	$(21,214)	(24.2)%
ODR	49,784	33,469	16,315	48.7%
Total revenue	$116,120	$121,019	$(4,899)	(4.0)%
Revenue for the three months ended June 30, 2022 decreased by $4.9 million compared to the three months ended June 30, 2021. GCR revenue decreased by $21.2 million, or 24.2%, while ODR revenue increased by $16.3 million, or 48.7%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the Michigan, Mid-Atlantic, New England, Orlando and Southern California operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California operations. The Company expects to fully exit the Southern California Region in 2022. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. For the three months ended June 30, 2022, GCR and ODR segment revenue increased by $4.3 million and $8.4 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
In addition, during the second quarter of 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods.
Gross Profit

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$8,694	$8,885	$(191)	(2.1)%
ODR	12,626	9,805	2,821	28.8%
Total gross profit	$21,320	$18,690	$2,630	14.1%

Total gross profit as a percentage of consolidated total revenue	18.4%	15.4%
The Company's gross profit for the three months ended June 30, 2022 increased by $2.6 million compared to the three months ended June 30, 2021. GCR gross profit decreased $0.2 million, or 2.1%, primarily due to lower revenue despite higher margins. ODR gross profit increased $2.8 million, or 28.8%, due to an increase in revenue despite lower margins. The total gross profit percentage increased from 15.4% for the three months ended June 30, 2021 to 18.4% for the same period ended in 2022, mainly driven by the mix of higher margin ODR segment work as well as a gross profit write-up of $1.3 million related to a settlement of a prior claim.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more. During the three months ended June 30, 2021, the Company recorded a material gross profit write-down on one GCR project for a total of $1.0 million that had a net gross profit impact of $0.5 million or more.

Selling, General and Administrative

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$7,980	$9,070	$(1,090)	(12.0)%
ODR	10,135	7,526	2,609	34.7%
Corporate	575	636	(61)	(9.6)%
Total selling, general and administrative	$18,690	$17,232	$1,458	8.5%

Total selling, general and administrative as a percentage of consolidated total revenue	16.1%	14.2%
The Company's SG&A expense for the three months ended June 30, 2022 increased by approximately $1.5 million compared to the three months ended June 30, 2021. The increase in SG&A was primarily due to a $1.4 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction, a $0.5 million increase in travel and entertainment expense and a $0.7 million increase in payroll related expenses, partially offset by a $0.2 million decrease in rent expense and a $0.2 million decrease in professional fee related expenses. Additionally, SG&A as a percentage of revenue were 16.1% for the three months ended June 30, 2022 and 14.2% for the three months ended June 30, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.8 million loss for the three months ended June 30, 2022. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of June 30, 2022.
Amortization of Intangibles

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$399	$104	$295	283.7%
Total amortization expense for the three months ended June 30, 2022 was $0.4 million as compared to $0.1 million for the three months ended June 30, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.3 million of amortization expense for the three months ended June 30, 2022. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(478)	$(452)	$(26)	5.8%
Gain on disposition of property and equipment	147	94	53	56.4%
Loss on early termination of operating lease	(32)	—	(32)	100.0%
Loss on early debt extinguishment	—	—	—	—%
Gain on change in fair value of warrant liability	—	—	—	—%
Total other expenses	$(363)	$(358)	$(5)	1.4%

Other (expenses) income was primarily flat for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Interest expense was $0.5 million for both the three months ended June 30, 2022 and 2021 and the gain on disposition of property and equipment was $0.1 million for each of the same periods.
Income Taxes
The Company recorded a $0.2 million income tax provision for the three months ended June 30, 2022 and a $0.3 million income tax provision for the three months ended June 30, 2021. The effective tax rate was 21.5% and 26.5% for the three months ended June 30, 2022 and 2021, respectively. The difference in the effective tax rate was the result of certain discrete tax items. During the three months ended June 30, 2022, the Company recorded discrete tax items of approximately $0.1 million related to a retroactive change in a state income tax rate. No discrete tax items were recorded for the three months ended June 30, 2021.
Comparison of Results of Operations for the six months ended June 30, 2022 and 2021
The following table presents operating results for the six months ended June 30, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six Months Ended June 30,
	2022			2021
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$138,268	59.9%		$172,354	73.5%
ODR	92,674	40.1%		62,009	26.5%
Total revenue	230,942	100.0%		234,363	100.0%

Gross profit:
GCR	17,052	12.3%	(1)	18,280	10.6%	(1)
ODR	22,608	24.4%	(2)	17,639	28.4%	(2)
Total gross profit	39,660	17.2%		35,919	15.3%

Selling, general and administrative:
GCR	16,545	12.0%	(1)	18,184	10.6%	(1)
ODR	19,705	21.3%	(2)	14,880	24.0%	(2)
Corporate	1,174	0.5%		1,313	0.6%
Total selling, general and administrative	37,424	16.2%		34,377	14.7%

Change in fair value of contingent consideration (Corporate)	765	0.3%		—	—%
Amortization of intangibles (Corporate)	798	0.3%		208	0.1%

Operating (loss) income:
GCR	507	0.4%	(1)	96	0.1%	(1)
ODR	2,903	3.1%	(2)	2,759	4.4%	(2)
Corporate	(2,737)	(1.2)%		(1,521)	(0.6)%
Total operating income	673	0.3%		1,334	0.6%

Other expenses (Corporate)	(1,702)	(0.7)%		(3,655)	(1.6)%
Total consolidated loss before income taxes	(1,029)	(0.4)%		(2,321)	(1.0)%
Income tax benefit	(379)	(0.2)%		(771)	(0.3)%
Net loss	$(650)	(0.3)%		$(1,550)	(0.7)%
(1)As a percentage of GCR revenue.

(2)As a percentage of ODR revenue.
Revenue

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$138,268	$172,354	$(34,086)	(19.8)%
ODR	92,674	62,009	30,665	49.5%
Total revenue	$230,942	$234,363	$(3,421)	(1.5)%
Revenue for the six months ended June 30, 2022 decreased by $3.4 million compared to the six months ended June 30, 2021. GCR revenue decreased by $34.1 million, or 19.8%, while ODR revenue increased by $30.7 million, or 49.5%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the Michigan, Mid-Atlantic, New England, Orlando and Southern California operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California operations. The Company expects to fully exit the Southern California Region in 2022. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. For the six months ended June 30, 2022, GCR and ODR segment revenue increased by $8.9 million and $15.6 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
In addition, during the six months ended June 30, 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods.
Gross Profit

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$17,052	$18,280	$(1,228)	(6.7)%
ODR	22,608	17,639	4,969	28.2%
Total gross profit	$39,660	$35,919	$3,741	10.4%

Total gross profit as a percentage of consolidated total revenue	17.2%	15.3%
The Company's gross profit for the six months ended June 30, 2022 increased by $3.7 million compared to the six months ended June 30, 2021. GCR gross profit decreased $1.2 million, or 6.7%, primarily due to lower revenue despite higher margins. ODR gross profit increased $5.0 million, or 28.2%, due to an increase in revenue despite lower margins. The total gross profit percentage increased from 15.3% for the six months ended June 30, 2021 to 17.2% for the same period ended in 2022, mainly driven by the mix of higher margin ODR segment work as well as a gross profit write-up of $1.3 million related to a settlement of a prior claim.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the six months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2021, the Company recorded material gross profit write-downs on two GCR projects for a total of $1.5 million that had a net gross profit impact of $0.5 million or more.

Selling, General and Administrative

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$16,545	$18,184	$(1,639)	(9.0)%
ODR	19,705	14,880	4,825	32.4%
Corporate	1,174	1,313	(139)	(10.6)%
Total selling, general and administrative	$37,424	$34,377	$3,047	8.9%

Total selling, general and administrative as a percentage of consolidated total revenue	16.2%	14.7%
The Company's SG&A expense for the six months ended June 30, 2022 increased by approximately $3.0 million compared to the six months ended June 30, 2021. The increase in SG&A was primarily due to a $3.0 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction and a $1.0 million increase in travel and entertainment expense, partially offset by a $0.3 million decrease in rent related expenses coupled with other various immaterial decreases to SG&A. Additionally, SG&A as a percentage of revenue were 16.2% for the six months ended June 30, 2022 and 14.7% for the six months ended June 30, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.8 million loss for the six months ended June 30, 2022. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of June 30, 2022.
Amortization of Intangibles

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$798	$208	$590	283.7%
Total amortization expense for the six months ended June 30, 2022 was $0.8 million as compared to $0.2 million for the six months ended June 30, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.6 million of amortization expense for the six months ended June 30, 2022. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(964)	$(1,716)	$752	(43.8)%
Gain on disposition of property and equipment	111	8	103	1,287.5%
Loss on early termination of operating lease	(849)	—	(849)	100.0%
Loss on early debt extinguishment	—	(1,961)	1,961	100.0%
Gain on change in fair value of warrant liability	—	14	(14)	(100.0)%
Total other expenses	$(1,702)	$(3,655)	$1,953	(53.4)%

Other (expenses) income consisted of interest expense of $1.0 million for the six months ended June 30, 2022 as compared to $1.7 million for the six months ended June 30, 2021. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing and the A&R Wintrust Agreement. The decrease in other expenses period over period was also attributable to a prior year loss of $2.0 million on the early extinguishment of debt associated with the Company's 2021 Refinancing. During the six months ended June 30, 2022, the Company recognized a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 12 for further information.
Income Taxes
The Company recorded a $0.4 million and $0.8 million income tax benefit for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was 36.8% and 33.2% for the six months ended June 30, 2022 and 2021, respectively.
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
Given the multi-year duration of many of the Company's contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. The Company's GCR backlog as of June 30, 2022 was $308.8 million compared to $337.2 million at December 31, 2021. In addition, ODR backlog as of June 30, 2022 was $119.3 million compared to $98.0 million at December 31, 2021. Of the total backlog at June 30, 2022, the Company expects to recognize approximately $242.5 million by the end of 2022.
COVID-19 and Market Update
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
Although the Company continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the broader and longer-term implications the pandemic has on the global economy continue to develop. Economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in the first half of 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. However, the impact of these disruptions continue to evolve and the conflict in Ukraine has added another layer of uncertainty, as described in Item “1A. Risk Factors” in the Company's most recent Annual Report on Form 10-K filed with the SEC on March 16, 2022 and within “Item 1A. Risk Factors” in this Form 10-Q. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
The Company continues to monitor developments involving our workforce, customers, suppliers and vendors and take steps to mitigate against additional impacts, but given the unprecedented and evolving nature of these circumstances, it cannot predict the full extent of the impact that the economic disruptions caused by COVID-19 will have on the Company's operating results, financial condition and liquidity.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2021 and through the first half of 2022, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist through the remainder of 2022. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.
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
The following table presents summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$12,620	$(24,609)
Investing activities	(284)	(140)
Financing activities	(7,182)	10,295
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,154	$(14,454)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	1,968	336
Right of use assets disposed or adjusted modifying operating lease liabilities	(1,276)	36
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	—
Interest paid	911	1,741
Cash paid (received) for income taxes	$696	$2,096

The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of June 30, 2022 and December 31, 2021, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	June 30, 2022	December 31, 2021
Current assets	$201,930	$192,906
Current liabilities	(142,121)	(129,742)

Net working capital	$59,809	$63,164
Current ratio (1)	1.42	1.49
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of June 30, 2022, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Six Months Ended June 30,
(in thousands)	2022	2021	Cash Inflow (outflow)
Cash flows from operating activities:
Net loss	$(650)	$(1,550)	$900
Non-cash operating activities(1)	9,214	8,291	923
Changes in operating assets and liabilities:
Accounts receivable	(11,796)	(8,918)	(2,878)
Contract assets	8,904	(3,717)	12,621
Other current assets	(520)	(1,306)	786
Accounts payable, including retainage	(635)	190	(825)
Prepaid income taxes	(562)	(891)	329
Accrued taxes payable	(501)	(1,671)	1,170
Contract liabilities	13,123	(7,469)	20,592
Operating lease liabilities	(2,165)	(2,004)	(161)
Accrued expenses and other current liabilities	(1,861)	(5,450)	3,589
Other long-term liabilities	69	(114)	183
Cash used in working capital	4,056	(31,350)	35,406
Net cash provided by (used in) operating activities	$12,620	$(24,609)	$37,229
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
During the six months ended June 30, 2022, the Company generated $12.6 million in cash from its operating activities, which consisted of cash provided by working capital of $4.1 million and non-cash adjustments of $9.2 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early termination of an operating lease and the change in fair value of contingent consideration), partially offset by a net loss for the period of $0.6 million. During the six months ended June 30, 2021, the Company used $24.6 million from its operating activities, which consisted of cash used in working capital of $31.4 million and a net loss of $1.6 million, partially offset by non-cash adjustments of $8.3 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and a loss on early debt extinguishment).
The increase in operating cash flows during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to a $33.2 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities and a $3.6 million period-over-period decrease in cash outflow related to the change in accrued expenses and other current liabilities. These cash inflows were partially offset by a $2.8 million period-over-period cash outflow related to the change in accounts receivable. The increase in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. In addition, the decreased cash outflow associated with accrued expenses and other current liabilities was due to the timing of payments, and the cash outflow associated with our accounts receivable was due to the timing of receipts.
Cash Flows (Used in) Provided by Investing Activities
Cash flows used in investing activities were $0.3 million for the six months ended June 30, 2022 compared to cash flows provided by investing activities $0.1 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, $0.5 million was used to purchase property and equipment, offset by $0.2 million in proceeds from the sale of property and equipment. For the six months ended June 30, 2021, $0.5 million was used to purchase property and equipment, offset by $0.4 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities

Cash flows used in financing activities were $7.2 million for the six months ended June 30, 2022 compared to cash flows provided by financing activities of $10.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the Company made principal payments of $9.1 million, consisting of monthly installment payments of $0.6 million, an Excess Cash Flow payment of $3.3 million and a Net Claim Proceeds payment of $2.1 million, payments on the A&R Wintrust Revolving Loan of $11.7 million, payments of $1.4 million on finance leases and $0.4 million in taxes related to net share settlement of equity awards. These financing cash outflows were partly offset by $15.2 million in proceeds from borrowings under the A&R Wintrust Revolving Loan and $0.2 million associated with proceeds from contributions to the ESPP.
For the six months ended June 30, 2021, we received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants and $30.0 million in connection with the refinancing of the 2019 Refinancing Term Loan with the Wintrust Loans. These proceeds were offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, a $2.0 million scheduled principal payment on the Wintrust Term Loan, $1.3 million for payments on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Revolver.

The following table reflects our available funding capacity, subject to covenant restrictions, as of June 30, 2022:

(in thousands)
Cash & cash equivalents		$19,630
Credit agreement:
A&R Wintrust Revolving Loan	$25,000
Outstanding borrowings on the A&R Wintrust Revolving Loan	(3,500)
Outstanding letters of credit	(3,300)
Net credit agreement capacity available		18,200
Total available funding capacity		$37,830
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the six months ended June 30, 2022. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current reforecast that our current cash and cash equivalents of $19.6 million as of June 30, 2022, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $18.2 million of availability as of June 30, 2022) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	25,733	34,881
A&R Wintrust Revolving Loan	3,500	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.45% through 2025	5,665	5,132
Total debt	34,898	40,013
Less - Current portion of long-term debt	(9,893)	(9,879)
Less - Unamortized discount and debt issuance costs	(306)	(318)
Long-term debt	$24,699	$29,816
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
See Note 6 for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of June 30, 2022 and December 31, 2021, the Company had approximately $120.1 million and $159.2 million in surety bonds outstanding, respectively. In January 2022, our bonding capacity was increased from $700.0 million to $800.0 million. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 13 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
The conflict in Ukraine could have an adverse effect on our business, results of operations, financial condition, and cash flow in the future.
The ongoing conflict in the Ukraine raises a host of potential risk factors to consider even though the Company does not conduct business in the Ukraine or Russia. Recent sanctions brought against Russia will impact the import, export, sale, and supply of goods and services with companies located in the U.S. and other regions. This will likely have a negative impact on the global economy and affect economic and capital markets. A downturn in the economy caused by these measures could result in a reduction in our revenue.
In light of the above described sanctions, we are aware of the possibilities of increased cyber-attacks. The U.S. Cyber-security and Infrastructure Security Agency (“CISA”) has recently issued a warning of the risk of Russian cyber-attacks on U.S. networks and critical infrastructure. While we do not currently believe that we are a likely target of a cyber-attack, we continue to be diligent in our controls over our information technology, systems and data. If we do fall victim to such attack, it could have an adverse effect on our business operations.
Our operations and financial results are subject to various other risks and uncertainties that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer to our Annual Report on Form 10-K filed with the SEC on March 16, 2022 for further information concerning other risks and uncertainties that could negatively impact us.
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

10.1*
First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of May 5, 2022, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer, filed herewith as Exhibit 10.1.

10.2*	Limbach Holdings, Inc. 2022 Amended and Restated Omnibus Incentive Plan, filed herewith as Exhibit 10.2.
31.1	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
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
Date: August 9, 2022