Form 10-Q
period 2022-09-30
Limbach Holdings, Inc.
filed 2022-11-09
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 8, 2022, there were 10,471,410 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company,” “Limbach” “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,”, “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Quarterly Report on Form 10-Q that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company management’s' current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company's views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of order in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) unanticipated or unknown liability arising in connection with acquisitions or divestitures; (xii) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xiii) delays and/or defaults in customer payments; (xiv) unsatisfactory safety performance; (xv) our inability to properly utilize our workforce; (xvi) labor disputes with unions representing our employees; (xvii) strikes or work stoppages; (xviii) loss of service from certain key personnel; (xix) operational inefficiencies due to our inability to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers; (xx) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xxi) our dependence on subcontracts and suppliers of equipment and materials; (xxii) price increases in materials; (xxiii) changes in energy prices; (xxiv) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxv) reputational harm arising from our participation in construction joint ventures; (xxvi) any difficulties in the financial and surety markets; (xxvii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxviii) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxix) impairment charges for goodwill and intangible assets; (xxx) unexpected expenses arising from contractual warranty obligations; (xxxi) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxxii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxxiii) increased debt service obligations due to our variable rate indebtedness; (xxxiv) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxv) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxvi) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxvii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxvii) COVID-19 vaccination mandates applicable to us and certain of our employees, causing our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance; (xxxviii) future climate change; (xxxiv) adverse weather conditions, which may harm our business and financial results ; (xxxv) information technology system failures, network disruptions or cyber security breaches; (xxxvi) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xxxvii) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xxxviii) costs associated with compliance with environmental, safety and health regulations; (xxxix) our failure to comply with immigration laws and labor regulations; (xl) disruptions due to the conflict in Ukraine; and (xli) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28,419	$14,476
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $349 and $263 as of September 30, 2022 and December 31, 2021, respectively)	110,998	89,327
Contract assets	65,266	83,863
Income tax receivable	214	114
Other current assets	4,318	5,013
Total current assets	209,328	192,906

Property and equipment, net	19,131	21,621
Intangible assets, net	15,723	16,907
Goodwill	11,370	11,370
Operating lease right-of-use assets	19,272	20,119
Deferred tax asset	5,407	4,330
Other assets	516	259
Total assets	$280,747	$267,512

LIABILITIES
Current liabilities:
Current portion of long-term debt	$9,719	$9,879
Current operating lease liabilities	3,602	4,366
Accounts payable, including retainage	63,787	63,840
Contract liabilities	42,522	26,712
Accrued income taxes	2,264	501
Accrued expenses and other current liabilities	24,140	24,444
Total current liabilities	146,034	129,742
Long-term debt	23,473	29,816
Long-term operating lease liabilities	16,532	16,576
Other long-term liabilities	1,838	3,540
Total liabilities	187,877	179,674
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, 10,447,660 issued and outstanding as of September 30, 2022 and 10,304,242 at December 31, 2021	1	1
Additional paid-in capital	87,045	85,004
Retained Earnings	5,824	2,833
Total stockholders’ equity	92,870	87,838
Total liabilities and stockholders’ equity	$280,747	$267,512
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$122,357	$129,177	$353,299	$363,540
Cost of revenue	97,503	104,714	288,785	303,158
Gross profit	24,854	24,463	64,514	60,382
Operating expenses:
Selling, general and administrative	18,688	18,302	56,113	52,679
Change in fair value of contingent consideration	386	—	1,151	—
Amortization of intangibles	386	87	1,184	295
Total operating expenses	19,460	18,389	58,448	52,974
Operating income	5,394	6,074	6,066	7,408
Other (expenses) income:
Interest expense, net	(547)	(424)	(1,511)	(2,140)
Gain (loss) on disposition of property and equipment	150	(49)	262	(41)
Loss on early termination of operating lease	—	—	(849)	—
Loss on early debt extinguishment	—	—	—	(1,961)
Gain on change in fair value of interest rate swap	298	—	298	—
Gain on change in fair value of warrant liability	—	—	—	14
Total other expenses	(99)	(473)	(1,800)	(4,128)
Income before income taxes	5,295	5,601	4,266	3,280
Income tax provision	1,654	1,615	1,275	844
Net income	$3,641	$3,986	$2,991	$2,436

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.35	$0.39	$0.29	$0.25
Diluted	$0.34	$0.38	$0.28	$0.24
Weighted average number of shares outstanding:
Basic	10,444,987	10,266,486	10,429,671	9,915,966
Diluted	10,690,434	10,491,863	10,595,061	10,145,470
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Retained earnings	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	1	85,553	1,317	86,871
Stock-based compensation	—	—	575	—	575
Net income	—	—	—	866	866
Balance at June 30, 2022	10,423,068	$1	$86,128	$2,183	$88,312
Stock-based compensation	—	—	806	—	806
Shares issued related to employee stock purchase plan	24,592	—	111		111
Net income	—	—	—	3,641	3,641
Balance at September 30, 2022	10,447,660	$1	$87,045	$5,824	$92,870

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Accumulated deficit	Stockholders’ equity
Balance at December 31, 2020	7,926,137	$1	$57,612	$(3,881)	$53,732
Stock-based compensation	—	—	677	—	677
Shares issued related to vested restricted stock units	89,446	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(183)	—	(183)
Shares issued related to employee stock purchase plan	8,928	—	92	—	92
Shares issued related to the exercise of warrants	172,869	—	1,989	—	1,989
Shares issued related to sale of common stock	2,051,025	—	22,773	—	22,773
Net loss	—	—	—	(2,282)	(2,282)
Balance at March 31, 2021	10,248,405	1	82,960	(6,163)	76,798
Stock-based compensation	—	—	636	—	636
Shares issued related to vested restricted stock units	3,291	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(7)	—	(7)
Net income	—	—	—	732	732
Balance at June 30, 2021	10,251,696	$1	$83,589	$(5,431)	$78,159
Stock-based compensation	—	—	703	—	703
Shares issued related to vested restricted stock units	6,401	—	—	—	—
Shares issued related to employee stock purchase plan	16,140	—	127	—	127
Shares issued related to the exercise of warrants	5	—	—	—	—
Net income	—	—	—	3,986	3,986
Balance at September 30, 2021	10,274,242	$1	$84,419	$(1,445)	$82,975

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,991	$2,436
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	6,173	4,353
Provision for doubtful accounts	235	126
Stock-based compensation expense	1,980	2,016
Noncash operating lease expense	3,336	3,152
Amortization of debt issuance costs	100	251
Deferred income tax provision	(1,077)	391
(Gain) loss on sale of property and equipment	(262)	41
Loss on early termination of operating lease	849	—
Loss on change in fair value of contingent consideration	1,151	—
Loss on early debt extinguishment	—	1,961
Gain on change in fair value of interest rate swap	(298)	—
Gain on change in fair value of warrant liability	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(21,906)	(12,678)
Contract assets	18,597	(5,095)
Other current assets	698	(1,243)
Accounts payable, including retainage	(53)	4,131
Prepaid income taxes	(101)	(217)
Accrued taxes payable	1,763	(1,426)
Contract liabilities	15,810	(9,645)
Operating lease liabilities	(3,264)	(3,036)
Accrued expenses and other current liabilities	(3,612)	(2,173)
Other long-term liabilities	(130)	(112)
Net cash provided by (used in) operating activities	22,980	(16,781)
Cash flows from investing activities:
Proceeds from sale of property and equipment	442	421
Advances to joint ventures	—	(2)
Purchase of property and equipment	(725)	(687)
Net cash used in investing activities	(283)	(268)
Cash flows from financing activities:
Proceeds from Wintrust Term Loan (as defined in Note 6)	—	30,000
Payments on Wintrust and A&R Wintrust Term Loans	(11,571)	(3,500)
Proceeds from A&R Wintrust Revolving Loan (as defined in Note 6)	15,194	—
Payments on A&R Wintrust Revolving Loan	(15,194)	—
Payments on 2019 Refinancing Term Loan (as defined in Note 6)	—	(39,000)
Proceeds from financing transaction (see Note 6)	5,400	—
Payments on financing liability	(7)	—
Prepayment penalty and other costs associated with early debt extinguishment	—	(1,376)
Proceeds from the sale of common stock	—	22,773
Proceeds from the exercise of warrants	—	1,989
Payments on finance leases	(2,051)	(1,966)
Payments of debt issuance costs	(427)	(593)
Taxes paid related to net-share settlement of equity awards	(363)	(401)
Proceeds from contributions to Employee Stock Purchase Plan	265	278
Net cash (used in) provided by financing activities	(8,754)	8,204
Increase (decrease) in cash, cash equivalents and restricted cash	13,943	(8,845)
Cash, cash equivalents and restricted cash, beginning of period	14,589	42,260
Cash, cash equivalents and restricted cash, end of period	$28,532	$33,415
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	2,171	846
Right of use assets disposed or adjusted modifying operating lease liabilities	2,396	47
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	—
Interest paid	1,425	2,138
Cash paid for income taxes	$768	$2,096

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
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”) and Coating Solutions, LLC (“CSLLC”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2022, its results of operations and equity for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 16, 2022, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. ASC 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The changes are effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2021-08 in December 2021. The contract assets and contract liabilities associated with the Jake Marshall Transaction (as defined below) have been valued in accordance with this standard.
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
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. An entity may elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2022. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its condensed consolidated financial statements and has determined that these pronouncements will not have a significant impact. As discussed in Note 6, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement.
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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2022	December 31, 2021	Change
Contract assets
Costs in excess of billings and estimated earnings	$39,275	$47,447	$(8,172)
Retainage receivable	25,991	36,416	(10,425)
Total contract assets	$65,266	$83,863	$(18,597)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $39.0 million and $38.1 million as of September 30, 2022 and December 31, 2021, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2022	December 31, 2021	Change
Contract liabilities
Billings in excess of costs and estimated earnings	$42,207	$26,293	$15,914
Provisions for losses	315	419	(104)
Total contract liabilities	$42,522	$26,712	$15,810
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Revenue earned on uncompleted contracts	$720,629	$758,450
Less: Billings to date	(723,561)	(737,296)
Net (overbilling) underbilling	$(2,932)	$21,154

(in thousands)	September 30, 2022	December 31, 2021
Costs in excess of billings and estimated earnings	$39,275	$47,447
Billings in excess of costs and estimated earnings	(42,207)	(26,293)
Net (overbilling) underbilling	$(2,932)	$21,154
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended September 30, 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2022, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.0 million and two material GCR project gross profit write-downs for a total of $1.1 million. During the three months ended September 30, 2021, the Company recorded material gross profit write-downs on two GCR projects for a total of $1.1 million and a gross profit write-up on one GCR project for a total of $0.6 million that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2021, the Company recorded material gross profit write-downs on five GCR projects for a total of $4.0 million and a gross profit write-up of $0.7 million on one GCR project.
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
As of September 30, 2022, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $332.8 million and $106.5 million, respectively. The Company currently estimates that 26% and 40% of its GCR and ODR remaining performance obligations as of September 30, 2022, respectively, will be recognized as revenue during the remainder of 2022, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.

Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $11.4 million as of September 30, 2022 and December 31, 2021 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets for both the three and nine months ended September 30, 2022 and September 30, 2021.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2022
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(67)	$503
Customer relationships – ODR – Jake Marshall	3,050	(335)	2,715
Customer relationships – ODR – Limbach	4,710	(3,701)	1,009
Favorable leasehold interests – Limbach	190	(94)	96
Backlog – GCR – Jake Marshall	260	(137)	123
Backlog – ODR – Jake Marshall	680	(358)	322
Trade name – Jake Marshall	1,150	(155)	995
Total amortized intangible assets	10,610	(4,847)	5,763
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(4,847)	$15,723
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
Total amortization expense for the Company's definite-lived intangible assets was $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	23,310	34,881
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.45% through 2026	5,174	5,132
Financing liability	5,393	—
Total debt	33,877	40,013
Less - Current portion of long-term debt	(9,719)	(9,879)
Less - Unamortized discount and debt issuance costs	(685)	(318)
Long-term debt	$23,473	$29,816
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
In conjunction with the Jake Marshall Transaction, the Company entered into an amendment to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Earnout Payments under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. At September 30, 2022 and 2021, the interest rate in effect on the non-hedged portion of the Wintrust Term Loan was 7.25% and 4.25%, respectively. For the three and nine months ended September 30, 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 6.35% and 5.08%, respectively.
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Refer to Note 8 for further information regarding this interest rate swap.
The A&R Wintrust Term Loan is payable through a combination of (i) monthly installments of approximately $0.6 million due on the last business day of each month commencing on December 31, 2021, (ii) annual Excess Cash Flow payments as defined in the A&R Wintrust Credit Agreement, which are due 120 days after the last day of the Company's fiscal year and (iii) Net Claim Proceeds from Legacy Claims as defined in the A&R Wintrust Credit Agreement. Subject to defaults and remedies under the A&R Credit Agreement, the final payment of all principal and interest not sooner paid on the A&R Wintrust Term Loan is due and payable on February 24, 2026. Subject to defaults and remedies under the A&R Credit Agreement, the A&R Wintrust Revolving Loan matures and becomes due and payable by LFS on February 24, 2026. During the second quarter of 2022, the Company made certain Excess Cash Flow and Net Claim Proceeds payments of $3.3 million and $2.1 million, respectively, which concurrently reduced the outstanding A&R Wintrust Term Loan balance. In addition, during the third quarter of 2022, the Company made a Net Claim Proceeds payment of $0.6 million, which was also applied against the outstanding A&R Wintrust Term Loan balance.
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
The A&R Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the A&R Credit Agreement. The A&R Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.00 to 1.00, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business.
On May 5, 2022, the Company, LFS and LHLLC entered into a first amendment and waiver to the A&R Wintrust Credit Agreement (the “First Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The First Amendment to the A&R Wintrust Credit Agreement modifies certain definitions within the A&R Wintrust Credit Agreement, and make other corresponding changes, including: (i) the definition of “EBITDA” to allow for the recognition of certain restructuring charges and lease breakage costs not previously specified, (ii) the definition of “Excess Cash Flow” to exclude the aggregate amount of the Earnout Payments paid in cash, (iii) the definition of “Total Funded Debt” to exclude certain capitalized lease obligations for real estate based on the approval of each lender and (iv) the definition of “Disposition” to include a clause for the sale and leaseback of certain real property based on the approval of each lender.
On September 28, 2022, the Company, LFS and LHLLC entered into a second amendment and waiver to the amended and restated Wintrust credit agreement (the “Second Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The Second Amendment to the A&R Wintrust Credit Agreement incorporates certain restricted payment provisions, among other things, to permit LFS to repurchase shares under the Company’s Share Repurchase Program (as defined in Note 7).
As of September 30, 2022 and December 31, 2021, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the three and nine months ended September 30, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $3.5 million and $9.4 million, respectively, and the average daily balance was approximately $0.2 million and $0.1 million, respectively. For the three and nine months ended September 30, 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.25% and 4.78%, respectively.
At September 30, 2022, the Company had irrevocable letters of credit in the amount of $3.3 million with the lenders under the A&R Wintrust Credit Agreement to secure obligations under its self-insurance program.

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
As of September 30, 2022, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
Sale-Leaseback Financing Transaction
On September 29, 2022, LC LLC and Royal Oak Acquisitions, LLC (the “Purchaser”) consummated the purchase of the real property under a sale and leaseback transaction, with an aggregate value of approximately $7.8 million (a purchase price of approximately $5.4 million and $2.4 million in tenant improvement allowances), pursuant to a purchase agreement under which the Purchaser purchased from LC LLC the Company’s facility and real property in Pontiac, MI (collectively, the “Pontiac Facility”).
In connection with the sale and leaseback transaction, LC LLC and Featherstone St Pontiac MI LLC (the “Landlord”) entered into a Lease Agreement (the “Lease Agreement”), dated September 29, 2022 (the “Lease Effective Date”) for the Pontiac Facility. Commencing on the Lease Effective Date, pursuant to the Lease Agreement, LC LLC has leased the Pontiac Facility, subject to the terms and conditions of the Lease Agreement. The Lease Agreement provides for a term of 25 years (the “Primary Term”). The Lease Agreement also provides LC LLC with the option to extend the Primary Term by two separate renewal terms of five years each (each a “Renewal Term”). Under the terms of the Lease Agreement, the Company’s annual minimum rent is $499,730, payable in monthly installments, subject to annual increases of approximately 2.5% each year under the Primary Term and for each year under the Renewal Terms, if exercised. LC LLC has a one-time option to terminate the Lease Agreement effective on the last day of the fifteenth lease year by providing written notice to the Landlord as more fully set forth in the Lease Agreement. The one-time termination option of the Lease Agreement would require LC LLC to pay to the Landlord a termination fee of approximately $1.7 million.
Pursuant to the terms and conditions set forth in the Lease Agreement, the Landlord has agreed to provide LC LLC with a tenant improvement allowance in an amount up to $2.4 million. LC LLC is responsible for the initial capital outlay and completion of the agreed upon improvement work. The Landlord will subsequently reimburse LC LLC for such items up to the stated allowance amount.
The Company accounted for the sale and leaseback arrangement as a financing transaction in accordance with ASC 842, “Leases,” as the Lease Agreement was determined to be a finance lease. The Company concluded the Lease Agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using an implicit rate of 11.11% to reflect the Company’s incremental borrowing rate associated with the $5.4 million purchase price as of the Lease Agreement date, compared to the fair value of the Pontiac Facility. The implicit rate associated with the aggregate purchase value, inclusive of tenant improvement allowances, was 6.53% as of the Lease Agreement date.
The presence of a finance lease indicates that control of the Pontiac Facility has not transferred to the Purchaser and, as such, the transaction was deemed a failed sale-leaseback and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sale proceeds from the Purchaser in the form of a hypothetical loan collateralized by its leased facilities. The hypothetical loan is payable as principal and interest in the form of “lease payments” to the Purchaser. Principal repayments are recorded as a reduction to the financing liability. The Company will not derecognize the Pontiac Facility from its books for accounting purposes until the lease ends. No gain or loss was recognized under GAAP related to the sale and leaseback arrangement.
As of September 30, 2022, the financing liability was $4.9 million, net of issuance costs, which was recognized within other long-term debt on the Company's condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, no interest expense associated with the financing was recognized.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	September 30, 2022	December 31, 2021
$15 Exercise Price Sponsor Warrants(1)(2)	600,000	600,000
Merger Warrants(3)(4)	629,643	629,643
Total	1,229,643	1,229,643
(1)    Exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”).
(2)    Issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company.
(3)    Exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”).
(4)    Issued to the sellers of LHLLC.
Incentive Plan
Upon the consummation of the Company's Business Combination, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder.
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
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of September 30, 2022, the Company has not made any share repurchases under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2022 and July 2022, the Company issued 12,898 and 24,592 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2021 and June 30, 2022, respectively. In January 2021 and July 2021, the Company issued a total of 8,928 and 16,140 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2020 and June 30, 2021, respectively. As of September 30, 2022, 406,617 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company also believes that the carrying value of the A&R Wintrust Term Loan approximates its respective fair value due to the variable rate on such debt. As of September 30, 2022, the Company determined that the fair value of the A&R Wintrust Term Loan was $23.3 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheet on the Effective Date. The fair value of contingent Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded net increases in the estimated fair value of such liabilities of $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively, which were presented in change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. The Company has assessed the maximum estimated exposure to the contingent earnout liabilities to be approximately $4.2 million at September 30, 2022, of which approximately $2.7 million was included in accrued expenses and other current liabilities and approximately $1.5 million was included in other long-term liabilities.
The Company determines the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement. The Monte Carlo Simulation method models the probability of different financial results of the Acquired Entities during the earn-out period, utilizing a discount rate, which reflects a credit spread over the term-adjusted continuous risk-free rate. As of September 30, 2022 and the Effective Date, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 10.1% and 6.83%, respectively. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of September 30, 2022, the Company determined that the fair value of the interest rate swap was $0.3 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2022, the Company recognized a gain of $0.3 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
CB Warrants
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
EPS numerator:
Net income	$3,641	$3,986	$2,991	$2,436

EPS denominator:
Weighted average shares outstanding – basic	10,445	10,266	10,430	9,916
Impact of dilutive securities	245	225	165	230
Weighted average shares outstanding – diluted	10,690	10,492	10,595	10,146

EPS:
Basic	$0.35	$0.39	$0.29	$0.25
Diluted	$0.34	$0.38	$0.28	$0.24
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Out-of-the-money warrants (see Note 7)	1,229,643	1,885,202	1,229,643	3,571,833
Service-based RSUs (See Note 14)	56	290	3,818	155
Performance and market-based RSUs(1)	197	36,305	842	8,707
Employee Stock Purchase Plan	233	—	1,301	—
Total	1,230,129	1,921,797	1,235,604	3,580,695
(1)    For the three and nine months ended September 30, 2022 and 2021, certain MRSU awards (each defined in Note 14) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Income tax provision	$1,654	$1,615	$1,275	$844
Income tax rate	31.2%	28.8%	29.9%	25.7%
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2022 and 2021. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended September 30, 2022 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
No valuation allowance was required as of September 30, 2022 or December 31, 2021.

Note 11 – Operating Segments
As discussed in Note 1, the Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
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
Condensed consolidated segment information for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Statement of Operations Data:
Revenue:
GCR	$62,653	$89,950	$200,921	$262,304
ODR	59,704	39,227	152,378	101,236
Total revenue	122,357	129,177	353,299	363,540

Gross profit:
GCR	9,648	12,754	26,700	31,034
ODR	15,206	11,709	37,814	29,348
Total gross profit	24,854	24,463	64,514	60,382

Selling, general and administrative:
GCR	8,496	9,586	25,042	27,770
ODR	9,386	8,013	29,091	22,893
Corporate	806	703	1,980	2,016
Total selling, general and administrative	18,688	18,302	56,113	52,679
Change in fair value of contingent consideration	386	—	1,151	—
Amortization of intangibles	386	87	1,184	295
Operating income	$5,394	$6,074	$6,066	$7,408

Less unallocated amounts:
Interest expense, net	(547)	(424)	(1,511)	(2,140)
Gain (loss) on disposition of property and equipment	150	(49)	262	(41)
Loss on early termination of operating lease	—	—	(849)	—
Loss on early debt extinguishment	—	—	—	(1,961)
Gain on change in fair value of interest rate swap	298	—	298	—
Gain on change in fair value of warrant liability	—	—	—	14
Total unallocated amounts	(99)	(473)	(1,800)	(4,128)
Income before income taxes	$5,295	$5,601	$4,266	$3,280

Other Data:
Depreciation and amortization:
GCR	$1,049	$1,035	$3,232	$3,091
ODR	590	267	1,757	967
Corporate	386	87	1,184	295
Total other data	$2,025	$1,389	$6,173	$4,353
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of September 30, 2022, the Company remains obligated under the original lease for such office space and, in the event the subtenant of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three and nine months ended September 30, 2022, the Company recorded approximately $0.3 million and $0.6 million of income in selling, general and administrative expenses related to this sublease agreement.
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

The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets(1)	$19,272	$20,119
Finance	Property and equipment, net(2)(3)	7,662	4,916
Total lease assets		$26,934	$25,035

Liabilities
Current
Operating	Current operating lease liabilities	$3,602	$4,366
Finance	Current portion of long-term debt	2,291	2,451
Noncurrent
Operating	Long-term operating lease liabilities	16,532	16,576
Finance	Long-term debt(4)	8,276	2,681
Total lease liabilities		$30,701	$26,074
(1)     Operating lease assets are recorded net of accumulated amortization of $11.4 million at September 30, 2022 and $15.9 million at December 31, 2021.
(2)    Finance lease vehicle assets are recorded net of accumulated amortization of $6.3 million at September 30, 2022 and $5.9 million at December 31, 2021.
(3)    Includes approximately $2.7 million of net property assets associated with the the Company's Pontiac Facility.
(4)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2022	2021	2022	2021
Operating lease cost	Cost of revenue(1)	$654	$716	$2,005	$2,088
Operating lease cost	Selling, general and administrative(1)	622	553	1,957	1,724
Finance lease cost
Amortization	Cost of revenue(2)	684	644	2,020	1,971
Interest	Interest expense, net(2)	68	72	200	236
Total lease cost		$2,028	$1,985	$6,182	$6,019
(1)    Operating lease costs recorded in cost of revenue included $0.2 million of variable lease costs for each of the three months ended September 30, 2022 and 2021, and $0.4 million for each of the nine months ended September 30, 2022 and 2021. In addition, $0.2 million and $0.1 million of variable lease costs are included in selling, general and administrative for each of the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.0 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $2.8 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of September 30, 2022 were as follows:

	Finance Leases			Operating Leases
Year ending (in thousands):	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
Remainder of 2022	$675	$42	$717	$1,052	$113	$(218)	$947
2023	2,035	—	2,035	3,948	450	(885)	3,513
2024	1,322	—	1,322	3,259	450	(912)	2,797
2025	827	—	827	2,745	450	(939)	2,256
2026	315	—	315	2,625	450	(967)	2,108
Thereafter	—	5,351	5,351	3,479	4,815	(327)	7,967
Total minimum lease payments	$5,174	$5,393	$10,567	$17,108	$6,728	$(4,248)	$19,588
Amounts representing interest	353	11,676	12,029
Present value of net minimum lease payments	$5,527	$17,069	$22,596
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
The following is a summary of the lease terms and discount rates:

	September 30, 2022	December 31, 2021
Weighted average lease term (in years):
Operating	7.09	7.10
Finance (1)	2.71	2.51

Weighted average discount rate:
Operating	4.77%	4.68%
Finance (1)	4.97%	5.27%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,890	$3,696
Operating cash flows from finance leases	200	236
Financing cash flows from finance leases	2,051	1,966
Right-of-use assets exchanged for lease liabilities:
Operating leases	—	156
Finance leases	2,171	846
Right-of-use assets disposed or adjusted modifying operating leases liabilities	2,396	47
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(77)	—
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2022, the Company had approximately $115.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $4.4 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by establishing a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the consolidated balance sheet. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheet.

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
The components of the self-insurance liability as of September 30, 2022 and December 31, 2021 are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Current liability — workers’ compensation and general liability	$133	$184
Current liability — medical and dental	479	456
Non-current liability	321	451
Total liability	$933	$1,091
Restricted cash	$113	$113
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
Following the approval of the 2022 Amended and Restated Omnibus Incentive Plan, the Company will reserve 2,600,000 shares of its common stock for issuance. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
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
The following table summarizes the Company's service-based RSU activity for the nine months ended September 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	266,089	$8.45
Granted	184,941	8.97
Vested	(120,401)	7.43
Forfeited	(24,604)	9.43
Unvested at September 30, 2022	306,025	$9.09
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
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended September 30, 2022 and 2021, the Company recognized $0.3 million and $0.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the nine months ended September 30, 2022 and 2021, the Company recognized $0.7 million and $0.6 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the nine months ended September 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	280,700	$9.46
Granted	258,363	7.18
Vested	—	—
Forfeited	(41,123)	8.98
Unvested at September 30, 2022	497,940	$8.32
Market-Based Awards
The following table summarizes the Company's market-based RSU (“MRSUs”) activity for the nine months ended September 30, 2022:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	(102,500)	8.26
Unvested at September 30, 2022	—	$—
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
Total recognized stock-based compensation expense amounted to $0.8 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2021. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2022 and 2021 was $1.1 million and $1.4 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $3.3 million at September 30, 2022. These costs are expected to be recognized over a weighted average period of 1.68 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward Looking Statements” contained above in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangement resulting from the Jake Marshall Transaction. As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration associated with the Earnout Payments. The carrying value of the Earnout Payments is subject to remeasurement at fair value at each reporting date through the end of the Earnout Periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations.
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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, net of interest income, a loss associated with the early termination of an operating lease, a loss on early debt extinguishment, losses associated with the disposition of property and equipment, changes in fair value of interest rate swaps and changes in fair value of warrant liability. Deferred financing costs are amortized to interest expense using the effective interest method.
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

Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
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

Comparison of Results of Operations for the three months ended September 30, 2022 and 2021
The following table presents operating results for the three months ended September 30, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2022			2021
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$62,653	51.2%		$89,950	69.6%
ODR	59,704	48.8%		39,227	30.4%
Total revenue	122,357	100.0%		129,177	100.0%

Gross profit:
GCR	9,648	15.4%	(1)	12,754	14.2%	(1)
ODR	15,206	25.5%	(2)	11,709	29.8%	(2)
Total gross profit	24,854	20.3%		24,463	18.9%

Selling, general and administrative:
GCR	8,496	13.6%	(1)	9,586	10.7%	(1)
ODR	9,386	15.7%	(2)	8,013	20.4%	(2)
Corporate	806	0.7%		703	0.5%
Total selling, general and administrative	18,688	15.3%		18,302	14.2%

Change in fair value of contingent consideration (Corporate)	386	0.3%		—	—%
Amortization of intangibles (Corporate)	386	0.3%		87	0.1%

Operating income (loss):
GCR	1,152	1.8%	(1)	3,168	3.5%	(1)
ODR	5,820	9.7%	(2)	3,696	9.4%	(2)
Corporate	(1,578)	(1.3)%		(790)	(0.6)%
Total operating income	5,394	4.4%		6,074	4.7%

Other expenses (Corporate)	(99)	(0.1)%		(473)	(0.4)%
Total consolidated income before income taxes	5,295	4.3%		5,601	4.3%
Income tax (benefit) provision	1,654	1.4%		1,615	1.3%
Net income	$3,641	3.0%		$3,986	3.1%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$62,653	$89,950	$(27,297)	(30.3)%
ODR	59,704	39,227	20,477	52.2%
Total revenue	$122,357	$129,177	$(6,820)	(5.3)%
Revenue for the three months ended September 30, 2022 decreased by $6.8 million compared to the three months ended September 30, 2021. GCR revenue decreased by $27.3 million, or 30.3%, while ODR revenue increased by $20.5 million, or 52.2%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the New England, Mid-Atlantic, Michigan, Southern California and Orlando operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California operations. The Company expects to fully exit the Southern California Region in 2022. For the three months ended September 30, 2022, GCR and ODR revenue decreased $3.2 million and $0.9 million, respectively, as a result of the Company's announced wind down of its Southern California operations. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. For the three months ended September 30, 2022, GCR and ODR segment revenue increased by $8.0 million and $10.2 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
In addition, during the third quarter of 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods.
Gross Profit

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$9,648	$12,754	$(3,106)	(24.4)%
ODR	15,206	11,709	3,497	29.9%
Total gross profit	$24,854	$24,463	$391	1.6%

Total gross profit as a percentage of consolidated total revenue	20.3%	18.9%
The Company's gross profit for the three months ended September 30, 2022 increased by $0.4 million compared to the three months ended September 30, 2021. GCR gross profit decreased $3.1 million, or 24.4%, primarily due to lower revenue despite higher margins. ODR gross profit increased $3.5 million, or 29.9%, due to an increase in revenue, despite lower margins driven by project mix and timing. The total gross profit percentage increased from 18.9% for the three months ended September 30, 2021 to 20.3% for the same period ended in 2022, mainly driven by the mix of higher margin ODR segment work.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended September 30, 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the three months ended September 30, 2021, the Company recorded material gross profit write-downs on two GCR projects for a total of $1.1 million and a gross profit write-up on one GCR project for a total of $0.6 million that had a net gross profit impact of $0.5 million or more.

Selling, General and Administrative

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$8,496	$9,586	$(1,090)	(11.4)%
ODR	9,386	8,013	1,373	17.1%
Corporate	806	703	103	14.7%
Total selling, general and administrative	$18,688	$18,302	$386	2.1%

Total selling, general and administrative as a percentage of consolidated total revenue	15.3%	14.2%
The Company's SG&A expense for the three months ended September 30, 2022 increased by approximately $0.4 million compared to the three months ended September 30, 2021. The increase in SG&A was primarily due to a $1.2 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction, partially offset by a $0.7 million decrease in payroll related expenses and a $0.2 million decrease in rent related expenses. Additionally, SG&A as a percentage of revenue were 15.3% for the three months ended September 30, 2022 and 14.2% for the three months ended September 30, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.4 million loss for the three months ended September 30, 2022. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of September 30, 2022.
Amortization of Intangibles

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$386	$87	$299	343.7%
Total amortization expense for the three months ended September 30, 2022 was $0.4 million as compared to $0.1 million for the three months ended September 30, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.3 million of amortization expense for the three months ended September 30, 2022. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended September 30,
	2022	2021	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(547)	$(424)	$(123)	29.0%
Gain (loss) on disposition of property and equipment	150	(49)	199	(406.1)%
Gain on change in fair value of interest rate swap	298	—	298	100.0%
Total other expenses	$(99)	$(473)	$374	(79.1)%
Total other expenses for the three months ended September 30, 2022 was $0.1 million as compared to $0.5 million for the three months ended September 30, 2021. The decrease in total other expense was primarily driven by a $0.3 million gain on the change in fair value of the Company's interest rate swap transaction, which was entered in during the third quarter of 2022 in order to manage the risk associated with a portion of its variable-rate long-term debt.

Income Taxes
The Company recorded a $1.7 million and $1.6 million income tax provision for the three months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rate was 31.2% and 28.8% for the three months ended September 30, 2022 and 2021, respectively. The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2022 and 2021. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2022 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
Comparison of Results of Operations for the nine months ended September 30, 2022 and 2021
The following table presents operating results for the nine months ended September 30, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine Months Ended September 30,
	2022			2021
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$200,921	56.9%		$262,304	72.2%
ODR	152,378	43.1%		101,236	27.8%
Total revenue	353,299	100.0%		363,540	100.0%

Gross profit:
GCR	26,700	13.3%	(1)	31,034	11.8%	(1)
ODR	37,814	24.8%	(2)	29,348	29.0%	(2)
Total gross profit	64,514	18.3%		60,382	16.6%

Selling, general and administrative:
GCR	25,042	12.5%	(1)	27,770	10.6%	(1)
ODR	29,091	19.1%	(2)	22,893	22.6%	(2)
Corporate	1,980	0.6%		2,016	0.6%
Total selling, general and administrative	56,113	15.9%		52,679	14.5%

Change in fair value of contingent consideration (Corporate)	1,151	0.3%		—	—%
Amortization of intangibles (Corporate)	1,184	0.3%		295	0.1%

Operating income (loss):
GCR	1,658	0.8%	(1)	3,264	1.2%	(1)
ODR	8,723	5.7%	(2)	6,455	6.4%	(2)
Corporate	(4,315)	(1.2)%		(2,311)	(0.6)%
Total operating income	6,066	1.7%		7,408	2.0%

Other expenses (Corporate)	(1,800)	(0.5)%		(4,128)	(1.1)%
Total consolidated loss before income taxes	4,266	1.2%		3,280	0.9%
Income tax benefit	1,275	0.4%		844	0.2%
Net income	$2,991	0.8%		$2,436	0.7%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$200,921	$262,304	$(61,383)	(23.4)%
ODR	152,378	101,236	51,142	50.5%
Total revenue	$353,299	$363,540	$(10,241)	(2.8)%
Revenue for the nine months ended September 30, 2022 decreased by $10.2 million compared to the nine months ended September 30, 2021. GCR revenue decreased by $61.4 million, or 23.4%, while ODR revenue increased by $51.1 million, or 50.5%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the Michigan, Mid-Atlantic, New England, Southern California, Orlando and Eastern Pennsylvania operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California operations. The Company expects to fully exit the Southern California Region in 2022. For the nine months ended September 30, 2022, GCR and ODR revenue decreased $7.5 million and $2.3 million, respectively, as a result of the Company's announced wind down of its Southern California operations. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. For the nine months ended September 30, 2022, GCR and ODR segment revenue increased by $16.9 million and $25.8 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
In addition, during the nine months ended September 30, 2022, the Company was impacted by supply chain issues delaying equipment delivery, which resulted in revenue being pushed to future periods.
Gross Profit

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$26,700	$31,034	$(4,334)	(14.0)%
ODR	37,814	29,348	8,466	28.8%
Total gross profit	$64,514	$60,382	$4,132	6.8%

Total gross profit as a percentage of consolidated total revenue	18.3%	16.6%
The Company's gross profit for the nine months ended September 30, 2022 increased by $4.1 million compared to the nine months ended September 30, 2021. GCR gross profit decreased $4.3 million, or 14.0%, primarily due to lower revenue despite higher margins. ODR gross profit increased $8.5 million, or 28.8%, due to an increase in revenue despite lower margins driven by project mix and timing. The total gross profit percentage increased from 16.6% for the nine months ended September 30, 2021 to 18.3% for the same period ended in 2022, mainly driven by the mix of higher margin ODR segment work as well as a gross profit write-up of $1.3 million related to a settlement of a prior claim.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the nine months ended September 30, 2022, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.0 million and gross profit write-downs for a total of $1.1 million on two GCR projects, each having a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2021, the Company recorded material gross profit write-downs on five GCR projects for a total of $4.0 million and a gross profit write-up of $0.7 million on one GCR project, each having a net gross profit impact of $0.5 million or more.

Selling, General and Administrative

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$25,042	$27,770	$(2,728)	(9.8)%
ODR	29,091	22,893	6,198	27.1%
Corporate	1,980	2,016	(36)	(1.8)%
Total selling, general and administrative	$56,113	$52,679	$3,434	6.5%

Total selling, general and administrative as a percentage of consolidated total revenue	15.9%	14.5%
The Company's SG&A expense for the nine months ended September 30, 2022 increased by approximately $3.4 million compared to the nine months ended September 30, 2021. The increase in SG&A was primarily due to a $3.4 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction and a $1.0 million increase in travel and entertainment expense, partially offset by a decrease of $0.6 million associated with payroll related expenses and a $0.3 million decrease in rent related expenses, coupled with other various immaterial decreases to SG&A. Additionally, SG&A as a percentage of revenue were 15.9% for the nine months ended September 30, 2022 and 14.5% for the nine months ended September 30, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $1.2 million loss for the nine months ended September 30, 2022. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of September 30, 2022.
Amortization of Intangibles

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$1,184	$295	$889	301.4%
Total amortization expense for the nine months ended September 30, 2022 was $1.2 million as compared to $0.3 million for the nine months ended September 30, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $0.9 million of amortization expense for the nine months ended September 30, 2022. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Nine Months Ended September 30,
	2022	2021	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(1,511)	$(2,140)	$629	(29.4)%
Gain (loss) on disposition of property and equipment	262	(41)	303	(739.0)%
Loss on early termination of operating lease	(849)	—	(849)	100.0%
Loss on early debt extinguishment	—	(1,961)	1,961	100.0%
Gain on change in fair value of interest rate swap	298	—	298	100.0%
Gain on change in fair value of warrant liability	—	14	(14)	(100.0)%
Total other expenses	$(1,800)	$(4,128)	$2,328	(56.4)%

Other (expenses) income consisted of interest expense of $1.5 million for the nine months ended September 30, 2022 as compared to $2.1 million for the nine months ended September 30, 2021. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing and the A&R Wintrust Agreement. The decrease in other expenses period over period was also attributable to a prior year loss of $2.0 million on the early extinguishment of debt associated with the Company's 2021 Refinancing and a $0.3 million gain on the change in fair value of the Company's interest rate swap transaction, which was entered in during the third quarter of 2022 in order to manage the risk associated with a portion of its variable-rate long-term debt. During the nine months ended September 30, 2022, the Company recognized a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 12 for further information.
Income Taxes
The Company recorded a $1.3 million and $0.8 million income tax provision for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was 29.9% and 25.7% for the nine months ended September 30, 2022 and 2021, respectively. The U.S. federal statutory tax rate was 21% for the nine months ended September 30, 2022 and 2021. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2022 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
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
Given the multi-year duration of many of the Company's contracts, revenue from backlog is expected to be earned over a period that will extend beyond one year. The Company's GCR backlog as of September 30, 2022 was $332.8 million compared to $337.2 million at December 31, 2021. In addition, ODR backlog as of September 30, 2022 was $124.5 million compared to $98.0 million at December 31, 2021. Of the total backlog at September 30, 2022, the Company expects to recognize approximately $140.9 million by the end of 2022.
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
Although the Company continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the broader and longer-term implications the pandemic has on the global economy continue to develop. Economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. However, the impact of these disruptions continue to evolve and the conflict in Ukraine has added another layer of uncertainty, as described in Item “1A. Risk Factors” in the Company's most recent Annual Report on Form 10-K filed with the SEC on March 16, 2022 and within “Item 1A. Risk Factors” in this Form 10-Q. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2021 and throughout 2022, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist through the remainder of 2022. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.
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

The following table presents summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
(in thousands)
Net cash provided by (used in):
Operating activities	$22,980	$(16,781)
Investing activities	(283)	(268)
Financing activities	(8,754)	8,204
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,943	$(8,845)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$156
Right of use assets obtained in exchange for new finance lease liabilities	2,171	846
Right of use assets disposed or adjusted modifying operating lease liabilities	2,396	47
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	—
Interest paid	1,425	2,138
Cash paid for income taxes	$768	$2,096
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of September 30, 2022 and December 31, 2021, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	September 30, 2022	December 31, 2021
Current assets	$209,328	$192,906
Current liabilities	(146,034)	(129,742)

Net working capital	$63,294	$63,164
Current ratio (1)	1.43	1.49
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of September 30, 2022, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$2,991	$2,436	$555
Non-cash operating activities(1)	12,187	12,277	(90)
Changes in operating assets and liabilities:
Accounts receivable	(21,906)	(12,678)	(9,228)
Contract assets	18,597	(5,095)	23,692
Other current assets	698	(1,243)	1,941
Accounts payable, including retainage	(53)	4,131	(4,184)
Prepaid income taxes	(101)	(217)	116
Prepaid principal on financing liability	—	—	—
Accrued taxes payable	1,763	(1,426)	3,189
Contract liabilities	15,810	(9,645)	25,455
Operating lease liabilities	(3,264)	(3,036)	(228)
Accrued expenses and other current liabilities	(3,612)	(2,173)	(1,439)
Other long-term liabilities	(130)	(112)	(18)
Cash provided by (used in) working capital	7,802	(31,494)	39,296
Net cash provided by (used in) operating activities	$22,980	$(16,781)	$39,761
(1)Represents non-cash activity associated with depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, (gain) loss on sale of property and equipment, loss on early debt extinguishment, loss on early termination of operating lease, changes in fair value of contingent consideration and changes in the fair value of warrant liabilities.
During the nine months ended September 30, 2022, the Company generated $23.0 million in cash from its operating activities, which consisted of cash provided by working capital of $7.8 million and non-cash adjustments of $12.2 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early termination of an operating lease and the change in fair value of contingent consideration) and net income for the period of $3.0 million. During the nine months ended September 30, 2021, the Company used $16.8 million from its operating activities, which consisted of cash used in working capital of $31.5 million, partially offset by non-cash adjustments of $12.3 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and a loss on early debt extinguishment) and net income of $2.4 million.
The increase in operating cash flows during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to a $49.1 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities. These cash inflows were partially offset by a $9.2 million period-over-period cash outflow related to the change in accounts receivable and a $4.2 million change in accounts payable, including retainage. The increase in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. The cash outflows associated with our accounts receivable and accounts payable was due to the timing of cash receipts and payments, respectively.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.3 million for both the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, $0.7 million was used to purchase property and equipment, offset by $0.4 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows (Used in) Provided by Financing Activities
Cash flows used in financing activities were $8.8 million for the nine months ended September 30, 2022 compared to cash flows provided by financing activities of $8.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the Company made principal payments of $11.6 million, consisting of monthly installment payments of $0.6 million, an Excess Cash Flow payment of $3.3 million and total Net Claim Proceeds payments of $2.7 million, payments on the A&R Wintrust Revolving Loan of $15.2 million, payments of $2.1 million on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.4 million in payments for debt issuance costs. These financing cash outflows were partly offset by $15.2 million in proceeds from borrowings under the A&R Wintrust Revolving Loan, $5.4 million in proceeds from the sale-leaseback financing transaction and $0.3 million associated with proceeds from contributions to the ESPP.
For the nine months ended September 30, 2021, we received proceeds from the following: $22.8 million, net of fees and expenses, in conjunction with our common stock offering in February 2021, $2.0 million from the exercise of warrants and $30.0 million in connection with the refinancing of the 2019 Refinancing Term Loan with the Wintrust Loans. These proceeds were offset by the $39.0 million payment in full of the 2019 Refinancing Term Loan and associated $1.4 million prepayment penalty and other extinguishment costs, $3.5 million in scheduled principal payments on the Wintrust Term Loan, a $2.0 million for payments on finance leases, $0.4 million in taxes related to net share settlement of equity awards and $0.6 million for payments related to debt issuance costs related to the Wintrust Term Loan and Revolver.
The following table reflects our available funding capacity, subject to covenant restrictions, as of September 30, 2022:

(in thousands)
Cash & cash equivalents		$28,419
Credit agreement:
A&R Wintrust Revolving Loan	$25,000
Outstanding borrowings on the A&R Wintrust Revolving Loan	—
Outstanding letters of credit	(3,300)
Net credit agreement capacity available		21,700
Total available funding capacity		$50,119
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2022. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current reforecast that our current cash and cash equivalents of $28.4 million as of September 30, 2022, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $21.7 million of availability as of September 30, 2022) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	23,310	34,881
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.45% through 2026	5,174	5,132
Financing liability	5,393	—
Total debt	33,877	40,013
Less - Current portion of long-term debt	(9,719)	(9,879)
Less - Unamortized discount and debt issuance costs	(685)	(318)
Long-term debt	$23,473	$29,816
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
See Note 6 for further discussion.
Sale-Leaseback Financing Transaction
On September 29, 2022, LC LLC and the Purchaser consummated the purchase of the real property under a sale and leaseback transaction, with an aggregate value of approximately $7.8 million (a purchase price of approximately $5.4 million and $2.4 million in tenant improvement allowances), pursuant to a purchase agreement under which the Purchaser purchased from LC LLC the Pontiac Facility. In connection with the sale and leaseback transaction, LC LLC and the Landlord entered into the Lease Agreement for the Pontiac Facility. The Company accounted for the sale and leaseback arrangement as a financing transaction in accordance with ASC 842, “Leases,” as the Lease Agreement was determined to be a finance lease. See Note 6 for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of September 30, 2022 and December 31, 2021, the Company had approximately $115.6 million and $159.2 million in surety bonds outstanding, respectively. In January 2022, our bonding capacity was increased from $700.0 million to $800.0 million. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 13 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

10.1
Purchase Agreement by and between Limbach Company, LLC and Royal Oak Acquisitions LLC, dated September 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2022).

10.2
Lease Agreement by and between Featherstone St Pontiac MI LLC and Limbach Company, LLC, dated September 29, 2022 (including the form of Guaranty) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2022).

10.3
Second Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 28, 2022, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2022).

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
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jayme L. Brooks
Jayme L. Brooks
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2022