Form 10-K
period 2022-12-31
Limbach Holdings, Inc.
filed 2023-03-08
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $49.0 million.
As of March 7, 2023, the number of shares outstanding of the registrant’s common stock was 10,449,689.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.
FORM 10-K
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company” “Limbach” “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,”

“estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and the Company managements' current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company's views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ are set forth under the heading “Risk Factor Summary” below and those described under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.
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
•Since we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses if costs increase above estimates.
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
•We place significant decision making powers with our business units' management, which presents certain risks that may cause the operating results of individual branches to vary.
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
•Our business may be negatively affected by our failure to properly execute our business strategy.
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
•Failure to provide our services in accordance with professional standards or contractual requirements could expose us to significant monetary damages.
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
•We may be unable to identify and contract with qualified Disadvantaged Business Enterprises (“DBE”) contractors to perform as subcontractors.
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
•The ongoing military conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from the conflict in Ukraine or any other geopolitical tensions.
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
•Increases in healthcare costs could adversely affect our business.
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
•Increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices may impose additional costs on us or expose us to reputational or other risks.
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

Part I
Item 1.    Business
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm with expertise in the design, prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. The Company provides comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefabrication construction, and the complete range of sustainable building solutions. The Company partners with institutions with mission-critical infrastructures, such as data centers and healthcare, industrial and light manufacturing, cultural and entertainment, higher education, and life science facilities. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States.
As of December 31, 2022, the Company’s wholly-owned subsidiaries included Limbach Company LLC (“LC LLC”), which operates in New England, Eastern Pennsylvania, Western Pennsylvania, New Jersey, Ohio, Michigan and the Mid-Atlantic region; Limbach Company LP (“LC LP”), which operates in the Southern California region; Harper Limbach LLC (“Harper Limbach”), a Florida-based subsidiary, Jake Marshall, LLC (“JMLLC”) and Coating Solutions, LLC (“CSLLC”), both of which are Tennessee-based subsidiaries and Limbach Facility & Project Solutions LLC. Each of our operations provide design, construction and maintenance services in some or all of the HVAC, plumbing and electrical fields.
The Jake Marshall Transaction. On December 2, 2021 (the “Effective Date”), the Company and Limbach Facility Services LLC (“LFS”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with JMLLC and CSLLC (together with JMLLC, the “Acquired Companies” and each an “Acquired Company”) and the owners of the Acquired Companies (collectively, the “Sellers”), pursuant to which LFS purchased all of the outstanding membership interests in the Acquired Companies from the Sellers (the transactions contemplated by the Purchase Agreement collectively being the “Jake Marshall Transaction”). The Jake Marshall Transaction closed on the Effective Date. As a result of the Jake Marshall Transaction, each of the Acquired Companies became wholly-owned indirect subsidiaries of the Company. The acquisition expanded the Company’s market share within its existing product and service lines.
See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Jake Marshall Transaction.
Southern California Region. In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. The Company is currently in the closeout phases on its remaining Southern California business unit projects and expects to fully exit the Southern California region in 2023 aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
Segments
The Company operates in two segments, (i) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) Owner Direct Relationships (“ODR”), in which the Company performs owner direct construction projects and/or provides maintenance or services primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
GCR Segment. The Company’s GCR revenue decreased by 19.9% to $280.4 million for the year ended December 31, 2022 as compared to $350.0 million for the year ended December 31, 2021. The decrease in GCR revenue was primarily due to our continued focus on improving project execution and profitability by pursuing opportunities that are smaller in size, shorter in duration, and where we can leverage our captive design and engineering services. Gross profit improved to 13.8% for the year ended December 31, 2022 from 13.0% for the year ended December 31, 2021. The Company provides its GCR segment services through a variety of project delivery methodologies.

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
ODR Segment. The Company’s ODR revenue increased by 54.2% to $216.4 million for the year ended December 31, 2022 as compared to $140.3 million for the year ended December 31, 2021. The increase in year-over-year ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. Gross profit decreased to 25.5% for the year ended December 31, 2022 from 28.9% for the year ended December 31, 2021.
The Company’s key business initiatives for its ODR segment include the establishment of long-term relationships with building owners on a direct basis as compared to contracting with a GC/CM. The Company strives to convert GCR projects into ODR business opportunities. In addition, the Company’s ODR segment has been successfully scaleable through organic business growth while working directly with building owners. A large portion of the Company’s maintenance services are delivered to building owners for whom the Company has not performed construction or renovation services. The Company believes that its ODR services offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. The Company provides its ODR business services through both a variety of project delivery methodologies and other service and technical offerings:
•     Owner Direct Projects. Smaller than typical GCR construction projects, this work is contracted directly for a building owner for which the Company is capable of performing the same project delivery methodologies akin to its GCR offerings. On projects that are predominantly HVAC, plumbing, and/or electrical in scope, the Company may act as the “prime” GC.
•Maintenance Contracts. Through “evergreen” contracts, the Company provides maintenance services for HVAC, electrical and/or plumbing systems and equipment.

•     Time-and-Materials. Time-and-materials is construction and/or service work performed on an emergency basis for building owners who are already under contract with the Company for construction and/or maintenance work.
•     Automatic Temperature Controls (“ATC”). The Company provides design, installation and maintenance for specialized ATC systems through its maintenance and construction platforms to building owners and GC/CM customers.
•     Special Projects Division (“SPD”). In addition to the Company’s major construction projects and its maintenance services, the Company provides construction services through its special project divisions (“SPD”). Each of the Company’s branch locations offers SPD services. SPD services are typically less than $0.5 million in construction cost and have short durations and limited scopes of work. These projects are primarily secured through lump sum competitive bids, though on occasion these projects may be negotiated. When design is required for an SPD project, Limbach Collaborative Services (“LCS”), formerly Limbach Engineering & Design Services, often supports the contract. Although SPD work is normally performed on projects under $0.5 million, the margins earned on these projects can be substantially higher than larger construction projects. Typically, the project duration for SPD services is shorter than that of large construction projects, and can sometimes be completed in less than 30 days.
•     Limbach Insights. Limbach Insights provides the means to manage facility and asset data to empower data driven decisions. The Company’s facility analytic solutions includes: i) energy management and sustainability through real-time tracking and monitoring, ii) asset management, iii) predictive maintenance and iv) virtual facility management services. Limbach Insights is a tool used for customer facilities to help reduce operating costs, extend the life cycle of your equipment, and uncover energy savings to reduce your carbon footprint.
The Company’s aforementioned ODR business services profile offers recurring and/or repeatable business opportunities. In addition, due to the Company’s on-going contractual relationships with certain building owners established through certain of its service offerings, it is well positioned with those owners when they are ready to initiate capital construction projects. As a result, the Company's maintenance, time-and-materials, ATC, SPD and Limbach Insights often lead, drive and support the revenue associated with owner direct projects.
For additional financial information about the Company’s operating segments, see Note 12 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements.
Limbach Collaborative Services. Located in Orlando, Florida, LCS provides captive engineering capabilities, estimating and virtual design services. LCS provides professional engineering, energy analysis, estimation, and detail design and three-dimensional building installation coordination services to our various business units, direct to building owners, and clients in both our GCR and ODR segments. This capability allows the Company to leverage these services across its entire business. In addition, this capability distinguishes the Company from competitors that more typically provide Design/Build services by hiring external engineering companies. By providing professional engineering through LCS, the Company delivers integrated Design/Build services to the market. By bundling engineering services with construction, the Company’s clients avoid the costly expense of separate engineering services.
The core capability of LCS is professional engineering. Combined throughout the Company’s business, it maintains seven registered professional engineers on staff, who are supported by a staff of approximately 31 estimators and designers. LCS acts as the engineer of record for projects where the Company serves as a Design/Build specialty contractor. LCS engineers have experience in healthcare, institutional, commercial, hospitality, and industrial projects. The Company’s operations in all of its regions have complete access to a large staff of professional engineers and designers through LCS. LCS controls the development and maintenance of the Company’s Limbach Modeling and Production System (“LMPS”). LMPS is a comprehensive database, workflow, and reporting system used by LCS and all of the Company’s business units to design, estimate, plan, and track construction projects. The Company believes LMPS is unique in the industry and provides a competitive advantage by providing highly technical services in-house in a cost effective manner. LMPS is a Building Information Modeling (“BIM”) tool that allows the Company to construct mechanical, electrical and plumbing engineering (“MEP”) systems in a virtual environment, avoid conflicts in the field, eliminate rework caused by coordination issues, maximize the use of off-site prefabrication of assemblies, and capture installation productivity and construction progress. The Company utilizes LMPS beginning with the original engineering concept and throughout the construction process to continuously monitor progress and avoid wasted efforts. Many others in the industry expend additional costs to third parties for redrawing and remodeling effort to achieve the same results.
Strategy
The Company focuses on creating value for building owners by targeting opportunities for long-term relationships with the vision of becoming an indispensable partner to building owners with mission-critical systems. The key objectives of the

Company’s strategy is to improve profitability and generate quality growth in its operations, to enable sustainable and efficient building environments, to continue investing in its workforce and to acquire strategically synergistic businesses. In order to accomplish the Company’s objectives, it is currently focused on the following areas:
ODR Growth Initiative. The Company’s principal focus over the past few years, and a focus that the Company plans to continue in coming years, is the accelerated growth of its ODR segment, which includes maintenance services, small projects, building controls installation and service, building environment management and performance services, and other project opportunities performed direct for building owners. The Company is focused on expanding the number and breadth of owner relationships that it serves on a direct basis and to leverage these expanded owner-direct relationships to deliver a broad suite of services. In addition, the Company proactively manages its current accounts and maintains a high standard of dedication to those account relationships. The Company has made substantial investments to expand its ODR revenue by increasing the value it can offer to service and maintenance customers. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR work. In many locations, the Company has added or upgraded its capabilities and the Company believes its investments and efforts have provided customer value and stimulated growth. To further enhance the Company’s ODR services within one of its largest market sectors, healthcare, the Company offers Program Management Services. Program Management Services provide the Company’s healthcare customers with advisory support and strategic guidance to help match their long-term facility needs. These services include the defining of capital program needs for new and existing facilities. In addition, these services offer assessments of existing facilities for project upgrades to improve the operations of the buildings tied to MEP systems.
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
Improved GCR Segment Margins. In the Company’s GCR segment, its efforts continue to focus on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration than historically, and where it can leverage its captive design and engineering services.
Maintain a Diverse Customer, Geographic and Project Base. The Company has a distribution of revenue across end-use sectors that it believes reduces its exposure to negative developments in any given sector. Currently, the Company also has significant geographical diversification across regions that are generally located in the eastern portions of the United States, again reducing its exposure to negative developments in any given region. The Company’s core market sectors consist of the following customer base with mission-critical systems:
•Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups, and pharmaceutical and biotech laboratories and manufacturing facilities;
•Data Centers, including facilities composed of networked computers, storage systems and computing infrastructure that organizations use to assemble, process, store and disseminate large amounts of data;
•Industrial and light manufacturing facilities, including automotive, energy and general manufacturing plants;
•Higher Education, including both public and private colleges, universities and research centers;
•Cultural and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides and parks; and
•Life sciences, including organizations and companies whose work is centered around research and development focused on living things.
The Company also partners with building owners in other market sectors (infrastructure, government, hospitality and commercial). It is imperative that the partnerships formed between the Company and its building owners share in similar core values.
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

Fully Integrated Operations. A core growth strategy of the Company includes offering design, construction and maintenance services for the full complement of HVAC, plumbing and electrical services in all of our business units. The Company currently offers certain of these services in each of its regions, with electrical self-perform design, installation and maintenance services being offered primarily in its Mid-Atlantic region. In addition, the Company offers electrical services through installation subcontracting in its Ohio, Eastern Pennsylvania and Florida regions. Over the coming years, the Company plans to further equip each of its regions to provide a combined offering of mechanical construction and maintenance, and building system management services. The Company believes this combined offering is appealing to building owners who own and operate facilities with complex building systems. The Company also offers services to building owners known as MEP Prime, a service where the Company acts as the general contractor on assignments that predominantly include a heavy concentration of mechanical HVAC, electrical, plumbing and building controls systems, along with other trades such as concrete and drywall, to offer a complete service package.
Complex systems lend themselves to delivery methodologies that fit the Company’s value proposition to its customers and integrated business model, including Design/Assist and Design/Build. The Company believes that few specialty contractors in the United States offer fully integrated HVAC, plumbing and electrical services. The Company believes its integrated approach provides a significant competitive advantage, especially when combined with its proprietary design and production software systems. The Company’s integrated approach allows for increased prefabrication of HVAC components, improved cycle times for project delivery and reduced risks associated with onsite construction.
Growth through Acquisitions. The Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, a record of consistent positive cash flow, and desirable geographic market locations.
In 2022, the Company was ranked the 11th largest mechanical contractor in the United States according to information provided by Engineering News Record.
GCR and ODR Backlog
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from its remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also Item 1A. “Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s GCR backlog was $302.9 million and $337.2 million as of December 31, 2022 and 2021, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company estimates that 68% of its GCR backlog as of December 31, 2022 will be recognized as revenue during 2023. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
The Company’s ODR backlog was $108.2 million and $98.0 million as of December 31, 2022 and 2021, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects.

Based on historical trends, the Company estimates that 92% of its ODR backlog as of December 31, 2022 will be recognized as revenue during 2023. The Company believes its ODR backlog increased due to its continued focus on ODR growth.
Customers
The Company’s customer base primarily consists of building owners and their third-party representatives, general contractors and construction managers.
The Company’s aforementioned strategic goals include continued growth of its direct relationships with building owners. Building owners control capital and operating investments. This not only improves the Company’s position when entering into construction contracts with these owners, but also allows it to build long-term relationships around recurring maintenance services and smaller repair and installation projects. This also positions the Company to deliver additional products and services in the future, including digital offerings. In its typical customer life cycle, the Company pursues opportunities to build or renovate facilities through a GC/CM. In most cases, this relationship is the Company’s primary point of entry into the building owner’s organization. However, the Company maintains hundreds of building owner relationships through its contracts for program management, maintenance, smaller project renovations and energy retrofits. In the Company’s experience, when building owners are planning a project that involves predominantly HVAC, plumbing and/or electrical services, they often ask the GC/CM to assign the work directly to the Company. For the year ended December 31, 2022, no direct ODR customer relationship accounted for more than 10% of the Company’s revenue.
The Company believes it has strong relationships with many national commercial GC/CMs. As one of its core risk management processes, the Company is selective in choosing to work with GC/CMs that have similar core values, that have a solid payment history, that have experienced and available project management labor, and who value the Company’s services and reputation. Most of the Company’s branches also maintain strong relationships with local and regional GC/CMs that fit its selection criteria. For the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue. For the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue, respectively.
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
Materials & Equipment
The Company purchases materials, including sheet metal, steel and copper piping, electrical conduit, wire and other various materials from numerous sources. The Company also purchases equipment from various manufacturers. The price and availability of materials and equipment may vary from year to year due to market conditions and industry production capacities. Economic disruptions resulting from the COVID-19 pandemic (defined below), including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, the Company has experienced lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. However, the impact of these disruptions continues to evolve and the conflict in Ukraine has added another layer of uncertainty, as described in “Item 1A. Risk Factors — The ongoing military conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from the conflict in Ukraine or any other geopolitical tensions.” in this Annual Report on Form 10-K.
Human Capital
To ensure that the Company is well positioned to provide innovative system solutions and reliable services in a safe, efficient and responsible manner, the Company seeks to employ and retain a team of highly dedicated and accomplished people who genuinely care about the success of the Company. Creating an engaging workplace environment that provides for competitive pay and benefits, attractive career development opportunities, and a collaborative, respectful culture further enables the Company to achieve continued success.
Employees. As of December 31, 2022, the Company had approximately 1,500 employees, including approximately 400 full-time salaried employees, comprised of project managers, estimators, superintendents and engineers who manage crews in its construction business and office staff. The Company also had approximately 1,100 craft employees, some of whom are represented by various labor unions. The Company believes it has a good relationship with its employees and has developed several strong partnerships with local unions to have access to an experienced, talented craft workforce.
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
The Company’s culture is driven by its Core Values:
•We CARE
•We Act with INTEGRITY
•We Are INNOVATIVE
•We Are ACCOUNTABLE
The Company believes each employee is essential to its continued success and the Company seeks to provide every employee with the foundation and environment needed to achieve the employee’s goals. This objective begins with the Company's commitment to diversity and inclusion. We CARE, one of the Company’s Core Values, is the foundation of its efforts to create a diverse, fair and inclusive organization. Building a culture where all of its employees feel a sense of belonging is important to the Company.
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
Training and Employee Development. Investment in continuous learning is essential to providing industry-leading expertise and service to our customers, continuous improvement across our organization, and meaningful career development opportunities for our people. From in-person to online courses, formalized and other specialized training, our employees benefit from opportunities to strengthen their leadership and management competencies, improve communication and interpersonal skills, and advance their technical proficiency. Our people have access to resources that include a robust learning management system that provides company-wide access for employees to a number of online learning modules and support tools. As a result of our efforts, in February 2023, the Company was recognized as one of the top training organizations in the world earning a 2023 Training APEX Award presented by Training magazine.
Diversity and Inclusion. The Company is committed to creating and supporting a diverse, fair and inclusive environment for its employees, We Care culture, and industry as a whole. The Company believes that a diverse workforce is important to the long-term success of its business. The Company actively seeks to increase the diversity of its workforce and to practice its commitment to diversity and inclusion in hiring, development, and training, which extends to its senior leadership and Board of Directors. The Company understands that diversity is truly a competitive advantage that helps drive growth and innovation, and it has increasingly focused on diversity and inclusion programs within the Company.
Embrace Forum. The Company formed the Embrace Forum to continue to evolve its commitment to a culture of diversity and inclusion. This forum is composed of employees and leaders across the company who have made it their mission to maximize the potential of the Company’s employees by creating great opportunities through a diverse, fair and inclusive environment. The Embrace Forum focuses on several core areas: recruitment, development, promotion and employee resource groups (“ERGs”).
The Company offers its employees the opportunity to join ERGs. These groups foster professional development, social connectivity, and celebrate diversity throughout the Company. Each year, new ERGs are evaluated for consideration. Currently, there are two active ERGs at the Company:

•Women in Construction and Service (“WICS”). The Company is committed to diversifying its workforce, promoting and supporting women within its organization to take on leadership roles, and helping encourage other women to join its industry as a whole. To support this initiative, the Company created the WICS ERG with a vision to create a culturally agile community that respects and empowers women in its company and industry.
•Unidos. Unidos is an ERG that was created to promote, empower and amplify the Hispanic culture within the Company. The mission of this ERG is to create a supportive environment for Hispanic employees and provide a more diverse and inclusive environment where everyone feels safe, respected and valued.
In addition, to help recruit the next generation of diverse industry leaders, the Company is actively involved with the ACE Mentor Program of America, Inc. (“ACE”). ACE helps mentor high school students and inspires them to pursue careers in design and construction. It is the construction industry’s fastest-growing high school mentoring program, reaching over 8,000 students annually.
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
This program helped earn the Company’s Ohio business unit the highest honor for which Occupational Safety and Health Administration (“OSHA”) can name a company; OSHA-Voluntary Protection Programs Star Site. This was the first time a union mechanical contractor has earned such an honor in the United States. The Company strives to achieve this honor at its other business units.
In the February 2020 issue of Safety+Health Magazine, the Company’s President and Chief Executive Officer (“CEO”), Charles A. Bacon, III, was recognized by the National Safety Council as one of nine CEOs who “Get It.” Peers, building owners, and safety professionals recognize the Company as a leader and innovator in safety culture and process. The Company has received a myriad of awards and recognition for its safety programs and processes regionally and nationally. “We Care” goes beyond a statement, it is the core of the Company’s culture.

Seasonality
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on construction projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for the Company’s maintenance services, whereas severe weather may increase the demand for its maintenance and time-and-materials services.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown, impacts to global supply chains, and the possibility of a continued economic recession. In limited instances, during fiscal 2020, the Company faced disruptions due to the COVID-19 pandemic as certain projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction was considered an essential business and the Company continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time that the shutdowns commenced were restarted.
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
Although the Company continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the broader and longer-term implications the pandemic has on the global economy continue to develop. Economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. However, the impact of these disruptions continues to evolve and the conflict in Ukraine has added another layer of uncertainty. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
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
The content of the Company’s website is not incorporated by reference into this annual report on Form 10-K or in any other report or document it files with the SEC, and any references to the Company’s website is intended to be inactive textual references only.
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
Due to the size and nature of our regional construction contracts, one or a few customers have in the past, and may in the future, represent a substantial portion of our consolidated revenue and gross profits in any one year or over a period of several consecutive years. For example, for the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue. For the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue, respectively. Similarly, our backlog frequently reflects multiple contracts for a limited number of customers; therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations; however, our customer base continues to shift to a more ODR-centric direction, which typically yield projects that are of less risk and smaller in nature. Also, a default or delay in payment on a significant scale by a customer may have a material adverse effect on our financial position, results of operations and cash flows.
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
Since we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses if costs increase above estimates.
Our contract prices are established largely upon estimates and assumptions of our projected costs, including assumptions about future economic conditions; prices, including commodities prices; availability of labor; the costs of providing labor, equipment, and materials; and other factors outside of our control. If our estimates or assumptions prove to be inaccurate, due to changing circumstances or our failure to successfully execute the work, cost overruns may occur and we could experience reduced profits or a loss for affected projects. For instance, unanticipated technical problems may arise; we could have difficulty obtaining permits or approvals; local laws, labor costs or labor conditions could change; bad weather could delay construction; prices of raw materials could increase; suppliers or subcontractors may fail to perform as expected; or site conditions may be different than originally anticipated. We are also exposed to increases in energy prices. Additionally, in certain circumstances, we guarantee project completion or the achievement of certain acceptance and performance testing levels by a scheduled date. Failure to meet schedule or performance requirements typically results in additional costs to us, and in some cases may also create liability for consequential and liquidated damages. Performance problems for existing and future projects could also cause our actual results of operations to differ materially from those anticipated and could damage our reputation within the industry and our customer base.
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
We place significant decision making powers with our business units’ management, which presents certain risks that may cause the operating results of individual branches to vary.
We operate from various locations across the United States, supported by corporate executives and services, with local business unit management retaining responsibility for day-to-day operations and adherence to applicable laws. We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. If a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation with exposure to large liabilities or that has less advantageous terms than is typically found across the markets in which we operate. Likewise, inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our financial position, results of operations, cash flows and prospects.
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
In connection with any acquisitions, we may acquire liabilities or defects such as legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future acquisitions may not be successful.
We may pursue selective acquisitions to grow our business. We cannot provide assurance that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties or failure to integrate acquired businesses and successfully managing the growth we expect to experience from these acquisitions.
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
Our work is conducted at offices the Company leases, as well as a variety of sites including construction sites and industrial facilities. Each location is subject to numerous health and safety risks, including electrocutions, fires, explosions, mechanical failures, exposure to hazardous materials, weather-related incidents, motor vehicle and transportation accidents and damage to equipment. In addition, we lease a sizeable fleet of vehicles operated by our employees, and many of our employees operate their personal vehicles in the course and scope of their employment, traveling to and from the sites and our facilities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to suspension of operations, large damage claims and, in extreme cases, criminal liability. While we have taken what we believe are appropriate precautions to minimize health and safety risks, we have experienced serious incidents in the past and may experience additional incidents in the future. Serious accidents may subject us to penalties, civil litigation or criminal prosecution. Claims for damages to persons, including claims for bodily injury or loss of life, could result in significant costs and liabilities, which could adversely affect our financial position, results of operations and cash flows. In addition, like other companies in our industry, we track our injury history in the form of an Experience Modification Rate (“EMR”). In the event that the EMR associated with certain of our operating units exceeds the minimum threshold set by customers, we may be unable to pursue certain projects. Poor safety performance could also jeopardize our relationships with our customers and harm our reputation.
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
We are a party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the recent past, any such labor actions, or our inability to renew the collective bargaining agreements, could materially and adversely impact our financial position, results of operations and cash flows if they occur in the future.
Our business may be negatively affected by our failure to properly execute our business strategy.
In order to maintain and grow our business, we must make strategic decisions about our current and future business plans and effectively execute upon those plans. Our principal focus over the past few years, and a focus that we plan to continue in coming years, is the accelerated growth of our ODR segment, which includes maintenance services, small projects, building controls installation and service, building environment management and performance services, and other project opportunities performed direct for building owners. We are focused on expanding the number and breadth of owner relationships that we serve on a direct basis and to leverage these expanded owner-direct relationships to deliver a broad suite of services. We have made substantial investments to expand our ODR segment by increasing the value we can offer to service and maintenance customers. We continue to actively concentrate managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR work. With our ODR-centric focus, we’ve lessened, and continue to lessen, our resources allocated to our GCR segment and continue to limit the GCR-related work we pursue. Although we believe our ODR-centric focus addresses the needs of our business and its long-term objectives, our strategy is based on certain assumptions and forecasts, which are subject to risks and uncertainties, including whether we have accurately identified the issues, targeted the appropriate market customers, and executed our strategic efforts at the appropriate scale and scope, as well as continuing to do so. Consequently, the continued business transition to an ODR-centric focus may not be successful in yielding the intended results. Our business and financial results may be adversely impacted if we do not successfully execute our business strategy.
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
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors, suppliers or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, state-specific laws related to automobile operations (including mobile phone usage), customer requirements, environmental laws, Disadvantaged Business Enterprises (“DBE”) regulatory compliance, and any other applicable laws or regulations. While we take precautions to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
Failure to provide our services in accordance with professional standards or contractual requirements could expose us to significant monetary damages.
Our services often involve professional judgments regarding the planning, design, development, construction, or operations and management of complex facilities. Although we have adopted a range of insurance, risk management, and risk avoidance programs designed to reduce potential liabilities, a catastrophic event at one of our project sites or a completed project, resulting from the services we have performed, could result in significant professional or product liability and warranty or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or impact our ability to obtain insurance in the future. Further, even where insurance coverage applies, such policies have limits and deductibles or retentions, which could result in our assumption of exposure for certain amounts with respect to any claim filed against us. In addition, customers or subcontractors who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to uphold their obligations to us. An uninsured claim, either in part or in whole, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, could have a material adverse effect on our business, financial condition, and results of operations.
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
We generally do not bid on projects unless we have commitments from suppliers for the materials and equipment and from subcontractors for the services required to complete the projects at prices that have been included in the bid. Thus, to the extent that we cannot obtain commitments from our suppliers for materials and equipment, and from subcontractors for services needed, or to the extent such commitments are on terms that are adverse to the Company, our ability to bid for contracts may be impaired or we may experience reduced profit or a loss on a contract. In addition, if a supplier or subcontractor is unable to deliver materials, equipment or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of our financial condition, we may suffer delays and be required to purchase the materials, equipment and services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.
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
Although we maintain insurance policies with respect to certain of our related exposures, certain of these policies are subject to high deductibles; as such, we are, in effect, self-insured for substantially all of our typical claims. Our estimates of liabilities for unpaid claims and associated expenses and the appropriateness of the estimated liability are reviewed and updated quarterly. However, insurance liabilities are difficult to assess and estimate due to the many relevant factors, the effects of which are often unknown, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents that have occurred but are not reported, and the effectiveness of our health, safety and quality programs. Our accruals are based on known facts, historical trends (both internal trends and industry averages) and our reasonable estimate of our future expenses. We believe our accruals are adequate. However, our risk management strategies and techniques may not be fully effective in mitigating the risk exposure in all market environments or against all types of risk. If any of the variety of instruments, processes or strategies we use to manage our exposure to various types of risk are not effective, we may incur losses that are not covered by our insurance policies (including potential punitive damages awards) or that exceed our accruals or coverage limits.
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
A material portion of our revenue is recognized using the cost-to-cost method of accounting, which results in recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, or claims against the customer for increased costs incurred due to customer-induced delays and other factors. Contract losses are recognized in the fiscal period in which the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the cost-to-cost method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby offsetting all or a portion of any profits from other contracts that would be reported in such period, or even resulting in a loss being reported for such period. On a historical basis, in most business units, we believe that we have typically made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to materially and adversely vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.
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
Economic factors, including inflation and fluctuations in interest rates, recession and fears of recession could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. To the extent that Congress is unable to lower United States debt substantially or effectively increase the debt limit, a decrease in federal spending could result, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. Further, to the extent that Congress invests additional amounts in infrastructure during periods of labor shortages or supply chain disruptions, it may increase our costs or cause us not to find suitable labor, supplies, machinery or raw materials. In addition, all of such actions could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. These and related economic factors could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
The ongoing military conflict between Ukraine and Russia has caused unstable market and economic conditions and is expected to have additional global consequences, such as heightened risks of cyberattacks. Our business, financial condition, and results of operations may be materially adversely affected by the negative global and economic impact resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a large-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led and could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in credit and capital markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage. Various Russian actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive bans on imports and exports of products to and from Russia (including imports of Russian oil, liquefied natural gas and coal) and a ban on exportation of U.S. denominated banknotes to Russia or persons located therein. These disruptions in the oil and gas markets have caused, and could continue to cause, significant volatility in energy prices, which could have a material effect on our business. Additional potential sanctions and penalties have also been proposed and/or threatened.
In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. On March 21, 2022, President Biden’s administration issued warnings about the potential for Russia to engage in malicious cyber activity against the United States in response to the economic sanctions that have been imposed.
The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Prolonged unfavorable economic conditions or uncertainty as a result of the military conflict between Russia and Ukraine may adversely affect our business.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our A&R Wintrust Credit Agreement (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the December 31, 2022, we had $21.8 million of available borrowing capacity (with zero drawn) under the A&R Wintrust Revolving Loan (as defined below) and $21.5 million outstanding under the A&R Wintrust Term Loan (as defined below). In addition, we have entered into an interest rate swap on our A&R Wintrust Term Loan that involves the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
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
We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 54% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $12.6 million for the year ended December 31, 2022 and $14.3 million for the year ended December 31, 2021. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2022 or 2021.
Increases in healthcare costs could adversely affect our financial results.
The costs of providing employee healthcare benefits have steadily increased over a number of years due to, among other things, rising healthcare costs and legislative requirements. Because of the complex nature of healthcare laws, as well as periodic healthcare reform legislation adopted by Congress, state legislatures, and municipalities, we cannot predict with certainty the future effect of these laws on our healthcare costs. Continued increases in healthcare costs or additional costs created by future health care reform laws adopted by Congress, state legislatures, or municipalities could adversely affect our results of operations and financial position.
Our business may be affected by the work environment.
We perform our work under a variety of conditions, including but not limited to, difficult terrain, difficult site conditions, and busy urban centers where delivery of materials and availability of labor may be impacted, clean-room environments where strict procedures must be followed, and sites which contain harsh or hazardous conditions, refineries and other process facilities. Performing work under these conditions can increase the cost of such work or negatively affect efficiency and, therefore, our profitability.
A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease, including the outbreak of any respiratory illness caused by COVID-19, or other public health crisis were to affect our markets or facilities or those of our suppliers, or customers, our business could be adversely affected. Consequences of a pandemic, epidemic or other infectious disease may include disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at one or more of our offices, facilities or work sites, our operations may be adversely and materially affected, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, GCR and ODR work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, infectious outbreaks have and could in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, and may cause shortages of building materials, increased costs associated with obtaining building materials, affect job growth and consumer confidence, or cause economic changes, including the possibility of an economic recession or inflation, that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could adversely impact our business.
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
It is possible that government authorities or private companies may impose vaccine mandates, employee testing or other similar requirements on us. It is currently not possible to predict with certainty the exact impact that government or private driven vaccine mandates will have on our business or workforce. However, the implementation of these requirements may result in our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance, which could have an adverse effect on our business, financial condition, and results of operations.
Future climate change could adversely affect us.
Greenhouse gas (“GHG”) emissions are driving global climate change that is expected to have various impacts on our operations, ranging from more frequent extreme weather events to extensive governmental policy developments and shifts in our customers’ preferences, which have the potential individually or collectively to significantly disrupt our business as well as negatively affect our suppliers, independent contractors and customers. Experiencing or addressing the various physical, regulatory and adaptation/transition risks from climate change may significantly reduce our revenue and profitability, or cause us to generate losses. For instance, incorporating greater resource efficiency into our solutions, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious customers or to meet our own sustainability goals, often raises our costs. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our buildings’ resource efficiency can make them less attractive to municipalities, and increase the vulnerability of customers in our communities to rising energy and water expenses and use restrictions. We weigh the impact of the costs associated with offering more resource-efficient products against our priorities of generating higher returns and delivering solutions that are affordable to our customers. In balancing these objectives, we may determine we need to absorb most or all of the additional operating costs that come with making our solutions more efficient, which may be substantial for us.
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
Increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices may impose additional costs on us or expose us to reputational or other risks.
Investors have increased their emphasis on the environmental, social and governance ("ESG") practices of companies across all industries, including the environmental impact of operations and human capital management. Certain stockholders use third-party benchmarks or scores to measure a company’s ESG practices and decide whether to invest in its common stock or engage with the company to require changes to its practices. In addition, our customers may evaluate our ESG practices or require that we adopt certain ESG policies as a condition of awarding contracts.
A failure to comply with investor or customer expectations and standards, which are evolving and vary considerably, or the perception that we have not responded appropriately to the growing concern for ESG issues, could result in reputational harm to our business and could have an adverse effect on us.
In addition, organizations that provide ratings information to investors on ESG matters may assign unfavorable ratings to us or our industry, which may lead to negative investor sentiment and the diversion of investment capital to other companies or industries, which could have a negative impact on our stock price and our costs of capital.
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
As of December 31, 2022, our business units operate in 21 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.
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
The systems we install are subject to various statutes and regulations. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service HVAC systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of licenses or potential debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.

Our failure to comply with immigration laws and labor regulations could affect our business.
In certain markets, we rely heavily on our immigrant labor force. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all undocumented immigrants who work for us. The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our financial position, results of operations and cash flows.
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
•the addition or departure of key personnel;
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 7, 2023, we had an aggregate of 10,449,689 shares of our outstanding common stock, of which 1,351,803 shares were held by our current directors and officers. There were no holders of greater than 10% of our common stock as of March 7, 2023. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirement and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2022, we do not have any preferred stock outstanding that has any preferential dividends.
Provisions in our organizational documents and Delaware or certain other state laws could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.
The provisions of our Certificate of Incorporation and our bylaws could have the effect of delaying, deferring or discouraging another person from acquiring control of our company. These provisions, which are summarized below, may have the effect of discouraging takeover bids. They are also designed in part to encourage persons seeking to acquire control of us to negotiate first with our Board of Directors. We believe that the benefits of increased protection of our potential ability to negotiate with an unfriendly or unsolicited acquirer outweigh the disadvantages of discouraging a proposal to acquire us because negotiation of these proposals could result in an improvement of their terms.
Our Certificate of Incorporation and our bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our company, including the following:
•Board of Directors’ vacancies. Our Certificate of Incorporation authorizes our Board of Directors to fill vacant directorships, including newly created seats. In addition, the number of directors constituting our Board of Directors is permitted to be set only by a resolution adopted by a majority vote of our Board of Directors, provided the number of directors may not be fewer than one and not more than nine. These provisions prevent a stockholder from increasing the size of our Board of Directors and then gaining control of our Board of Directors by filling the resulting vacancies with its own nominees. This makes it more difficult to change the composition of our Board of Directors but promotes continuity of management.
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
•Stockholder action: special meetings of stockholders. Our Certificate of Incorporation provides that our stockholders may not take action by written consent, but may only take action at annual or special meetings of our stockholders. As a result, a holder controlling a majority of our capital stock would not be able to amend our bylaws or remove directors without holding a meeting of our stockholders called in accordance with our bylaws. Further, our bylaws provide that special meetings of our stockholders may be called only by the chairperson of our Board of Directors, our President and Chief Executive Officer or our Board of Directors pursuant to a resolution of a majority of our Board of Directors, thus prohibiting a stockholder from calling a special meeting. These provisions might delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take any action, including the removal of directors.
•Advance notice requirements for stockholder proposals and director nominations. Our bylaws provide advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors at our annual meeting of stockholders. Our bylaws also specify certain requirements regarding the form and content of a stockholder's notice. In addition, any stockholder nomination must meet the requirements of Rule 14a-19(b) under the Exchange Act. These provisions might preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.
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
The $15 Exercise Price Warrants were issued in registered from under the Warrant Agreement dated July 15, 2014, between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of such $15 Exercise Price Warrants may be amended without the consent of any holder to cure any ambiguity, correct or supplement any defective provision, or add, or change any other provision with respect to matters or questions arising under the Warrant Agreement that the parties deem necessary or desirable, but requires the approval by the holders of at least a majority of the then outstanding $15 Exercise Price Warrants, voting together as a single class, to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of such $15 Exercise Price Warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding $15 Exercise Price Warrants approve of such amendment. Although our ability to amend the terms of such $15 Exercise Price Warrants with the consent of at least a majority of the then outstanding $15 Exercise Price Warrants is unlimited, examples of such amendments could be amendments to among other things, increase the exercise price of such $15 Exercise Price Warrants, convert such $15 Exercise Price Warrants into stock, or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of each such $15 Exercise Price Warrant.
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
We have been and will continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment law violations and/or discrimination, breach of contract, or property damage. In addition, we may be subject to lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. We may also face allegations of violations of applicable securities laws, including the possibility of class action lawsuits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be from time to time, a plaintiff in legal proceedings against customers, or will pursue claims against our customers prior to litigation in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business.
Force majeure events, including natural disasters and terrorists’ actions, could negatively impact our business, which may affect our financial position, results of operations or cash flows.
Force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, terrorist actions, and state and federal government shutdowns, could negatively impact us. We attempt to negotiate contract language seeking to mitigate force majeure events in both public and private client contracts. When successful, we remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which may have a negative impact on our financial position, results of operations and cash flows.

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
As of December 31, 2022, the Company maintained its principal executive offices and corporate headquarters at 797 Commonwealth Drive, Warrendale, Pennsylvania. The Company has 17 offices throughout the United States. Those business units and offices (summarized below) are spread throughout the eastern portion of the country. All of the Company’s business units support both the GCR and ODR operating segments. The Company believes that its current facilities are suitable and adequate to meet its current needs and that suitable additional or substitute space will be available as needed.

Location (Business Unit)	Owned or Leased	Approximate Size
Warrington, Pennsylvania (Eastern Pennsylvania)	Leased	27,443 square feet
Orlando, Florida (Limbach Collaborative Services)	Leased	12,740 square feet
Pontiac, Michigan(1) (Michigan)	Leased	74,000 square feet
Lansing, Michigan (Michigan)	Leased	18,692 square feet
Laurel, Maryland (Mid-Atlantic)	Leased	50,133 square feet
Wilmington, Massachusetts (New England)	Leased	30,995 square feet
East Brunswick, New Jersey (Eastern Pennsylvania)	Leased	4,200 square feet
Columbus, Ohio (Ohio - 4 locations)	Leased	130,144 square feet
Athens, Ohio (Ohio)	Leased	3,000 square feet
Lake Mary, Florida (Orlando)	Leased	48,054 square feet
Seal Beach, California(2) (Southern California)	Leased	88,507 square feet
Tampa, Florida (Corporate and Tampa)	Leased	13,739 square feet
Warrendale, Pennsylvania (Corporate and Western Pennsylvania)	Leased	19,718 square feet
Greensburg, Pennsylvania (Western Pennsylvania)	Leased	5,000 square feet
Bronxville, New York (Corporate)	Leased	250 square feet
Detroit, Michigan (Michigan)	Leased	2,155 square feet
Boynton Beach, Florida (Southeast Florida)	Leased	9,631 square feet
Orlando, Florida (Orlando)	Leased	4,240 square feet
Chattanooga, Tennessee (Jake Marshall)	Leased	159,429 square feet
(1)    On September 29, 2022, Limbach Company LLC (“LC LLC”) and Royal Oak Acquisitions consummated the purchase of this real property under a sale and leaseback transaction. In connection with the sale and leaseback transaction, LC LLC and Featherstone St Pontiac MI LLC entered into a lease agreement for the Pontiac facility. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further information on the Sale-Leaseback Financing Transaction.

(2)    In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. During the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
Item 3.    Legal Proceedings
See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers

Name	Age	Title
Charles A. Bacon, III(1)	62	President, Chief Executive Officer and Director
Jayme L. Brooks	52	Executive Vice President and Chief Financial Officer
Michael M. McCann(1)	41	Executive Vice President and Chief Operating Officer
(1)    On January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon, III would step down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s current Executive Vice President and Chief Operating Officer, will be appointed President and Chief Executive Officer.
Charles A. Bacon, III has served as the President and Chief Executive Officer and a Director of the Company since July 2016. He joined Limbach Holdings LLC in early 2004 as President and Chairman of the Board of Managers and Chief Executive Officer, and was also an owner of the company. In that role, he was responsible for the overall performance and strategic direction of the business. Prior to joining Limbach, Mr. Bacon was the President and CEO of the North and South American operations of Bovis Lend Lease. Starting as a superintendent in 1982, he worked his way through various management and leadership positions within the organization and was named President in 1996 and CEO in 1999. Mr. Bacon is also a founding member of the IIF CEO Forum, a group of construction executives that are dedicated to a goal of eliminating injuries within Limbach’s industry. He also supports the ACE Mentorship Program and serves on the Executive Committee of the ACE National Board as Vice Chairman, an opportunity to influence high school children to consider careers in the construction industry. He is also a member of the National Association of Corporate Directors. He was on the Executive Committee and Former Chairman of the Construction Industry Round Table (“CIRT”). Mr. Bacon also served on the board of Industrial and Infrastructure Contractors USA, a general construction company headquartered in Pittsburgh, Pennsylvania. That business was sold in 2019, at which time Mr. Bacon was no longer associated with the Company. Mr. Bacon has been a member of the Young Presidents Organization since 1997. Mr. Bacon received his bachelor’s degree from Utica College of Syracuse University and has attended Advanced Management Programs at Templeton School of Business, Oxford University and the Wharton School of Business at the University of Pennsylvania.
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
Michael M. McCann has been the Company’s Executive Vice President and Chief Operating Officer since November 2019, after having been appointed Co-Chief Operating Officer, effective January 2019. Mr. McCann joined the Company in 2010 as Vice President and Branch Manager of Harper Limbach’s Tampa business unit. After growing the Tampa business for almost three years, Mr. McCann became President of Harper Limbach. His duties included all aspects of the Company’s construction operations, with primary responsibilities including oversight of risk management, sharing of best practices, and development of operational talent. Mr. McCann has a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute and a Master of Business Administration degree from Drexel University.

Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on The Nasdaq Capital Market under the symbol “LMB” and its Public Warrants (as defined in Note 8 – Equity in the accompanying notes to the Company’s consolidated financial statements) were quoted on the OTCQB under the symbol “LMBHW.” On July 20, 2021, the Company’s Public Warrants expired by their terms.
Holders
At March 7, 2023, there were 41 holders of record of the Company’s common stock. In addition, there were 5 holders of record of the Company’s $15 Exercise Price Warrants and 61 holders of record of its Merger Warrants (each defined in Note 8 – Equity in the accompanying notes to the Company’s consolidated financial statements).
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of December 31, 2022, approximately $2.0 million of common stock was repurchased under its Share Repurchase Program, which was funded from the Company’s available cash on hand.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
September 29 - 30, 2022	—	$—	—	$2,000,000
October 1 - 31, 2022	—	—	—	2,000,000
November 1 - 30, 2022	78,116	10.50	78,116	1,177,742
December 1 - 31, 2022	101,536	11.57	101,536	5,540
Total	179,652	$11.10	179,652	$5,540
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
Overview
The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of HVAC, mechanical, electrical, plumbing and control systems for commercial, institutional and light industrial markets. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States. In February 2022, the Company announced its strategic decision to wind down its

Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. The Company is currently in the closeout phases on its remaining Southern California business unit projects and expects to fully exit the Southern California region in 2023 aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
The Company’s core market sectors consist of the following customer base with mission-critical systems:
◦Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups, and pharmaceutical and biotech laboratories and manufacturing facilities;
◦Data Centers, including facilities composed of networked computers, storage systems and computing infrastructure that organizations use to assemble, process, store and disseminate large amounts of data;
◦Industrial and light manufacturing facilities, including automotive, energy and general manufacturing plants;
◦Higher Education, including both public and private colleges, universities and research centers;
◦Cultural and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides and parks; and
◦Life sciences, including organizations and companies whose work is centered around research and development focused on living things.
The Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Key Components of Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of the Company’s contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangement resulting from the Jake Marshall Transaction. As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration associated with the Earnout Payments (as defined in Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements). The carrying value of the Earnout Payments is subject to remeasurement at fair value at each reporting date through the end of the earnout periods with any changes in the fair value reported as a separate component of operating income in the consolidated statements of operations.
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
The Company’s provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with ASC Topic 740 - Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is comprised of its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer.
The CODM evaluates performance based on income from operations of the respective business units after the allocation of corporate office operating expenses. In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at individual business units into one GCR reportable segment and all of the ODR work performed at individual business units into one ODR reportable segment. All transactions between segments are eliminated in consolidation. The Company’s corporate department provides general and administrative support services to its two operating segments. The Company allocates costs between segments for selling, general and administrative and depreciation expense. Interest expense is not allocated to segments because of the corporate management of debt service. See

Note 12 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements for further discussion on its operating segments.
Comparison of Results of Operations for the years ended December 31, 2022 and 2021
The following table presents operating results for the years ended December 31, 2022 and 2021 in dollars and expressed as a percentage of total revenue (except as indicated below):

	For the Years Ended December 31,
(in thousands except for percentages)	2022			2021
Statement of Operations Data:
Revenue:
GCR	$280,379	56.4%		$350,015	71.4%
ODR	216,403	43.6%		140,336	28.6%
Total revenue	496,782	100.0%		490,351	100.0%

Gross profit:
GCR	38,622	13.8%	(1)	45,409	13.0%	(1)
ODR	55,119	25.5%	(2)	40,501	28.9%	(2)
Total gross profit	93,741	18.9%		85,910	17.5%

Selling, general and administrative:
GCR	36,332	13.0%	(1)	37,558	10.7%	(1)
ODR	38,805	17.9%	(2)	31,277	22.3%	(2)
Corporate	2,742	0.6%		2,601	0.5%
Total selling, general and administrative	77,879	15.7%		71,436	14.6%

Change in fair value of contingent consideration (Corporate)	2,285	5.9%		—	—%
Amortization of intangibles (Corporate)	1,567	0.3%		484	0.1%

Operating income (loss):
GCR	2,290	0.8%	(1)	7,851	2.2%	(1)
ODR	16,314	7.5%	(2)	9,224	6.6%	(2)
Corporate	(6,594)	—%		(3,085)	—%
Total operating income	12,010	2.4%		13,990	2.9%

Other expenses (Corporate)	(2,402)	(0.5)%		(4,513)	(0.9)%
Total consolidated income before income taxes	9,608	1.9%		9,477	1.9%
Income tax provision	2,809	0.6%		2,763	0.6%
Net income	$6,799	1.4%		$6,714	1.4%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

Revenue

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR:	$280,379	$350,015	$(69,636)	(19.9)%
ODR:	216,403	140,336	76,067	54.2%
Total revenue	$496,782	$490,351	$6,431	1.3%
Revenue for the year ended December 31, 2022 increased by $6.4 million compared to the year ended December 31, 2021. GCR revenue decreased by $69.6 million, or 19.9%, while ODR revenue increased by $76.1 million, or 54.2%. The decrease in year-over-year GCR segment revenue was primarily due to revenue declines in the New England, Mid-Atlantic, Michigan and Southern California business units. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in scope and lower in contract value, shorter in duration, and where the Company can leverage its captive design and engineering services. In addition, in February 2022, the Company announced its strategic decision to wind down its Southern California business unit. The Company is currently in the closeout phases on its remaining Southern California business unit projects and expects to fully exit the Southern California region in 2023 aside from certain operational warranty obligations. For the year ended December 31, 2022, GCR and ODR revenue decreased $11.2 million and $2.8 million, respectively, as a result of the Company's announced wind down of its Southern California business unit. The increase in year-over-year ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. In addition, for the year ended December 31, 2022, GCR and ODR segment revenue increased by $28.6 million and $34.3 million, respectively, as a result of revenue generated by the Acquired Entities in the Jake Marshall Transaction. See Note 3 for further information on the Jake Marshall Transaction.
During 2022, the Company continued to face economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, that continued to negatively impact its business. The Company experienced lead times significantly in excess of historical normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment.
Gross Profit

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$38,622	$45,409	$(6,787)	(14.9)%
ODR	55,119	40,501	14,618	36.1%
Total gross profit	$93,741	$85,910	$7,831	9.1%

Total gross profit as a percentage of consolidated total revenue	18.9%	17.5%
The Company's gross profit for the year ended December 31, 2022 increased by $7.8 million, or 9.1% compared to the year ended December 31, 2021. GCR gross profit decreased $6.8 million, or 14.9%, largely due to lower revenue at slightly higher margins. ODR gross profit increased $14.6 million, or 36.1%, due to an increase in revenue despite lower margins driven by project mix and timing. The total gross profit percentage increased from 17.5% for the year ended December 31, 2021 to 18.9% for the year ended December 31, 2022, mainly driven by the mix of higher margin ODR segment work, coupled with a gross profit write-up of $1.3 million related to a settlement of a prior claim. In addition, for the year ended December 31, 2022, gross profit generated by the Acquired Entities in the Jake Marshall Transaction increased by approximately $9.7 million compared to the year ended December 31, 2021.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the year ended December 31, 2022, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.0 million and four material GCR project gross profit write-downs for a total of $2.8 million that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded material gross profit write-downs on five GCR projects for a total of $4.9 million and gross profit write-ups of $2.7 million on three GCR projects that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2021.
Selling, General and Administrative

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative:
GCR	$36,332	$37,558	$(1,226)	(3.3)%
ODR	38,805	31,277	7,528	24.1%
Corporate	2,742	2,601	141	5.4%
Total selling, general and administrative	$77,879	$71,436	$6,443	9.0%

Total selling, general and administrative expenses as a percentage of consolidated total revenue	15.7%	14.6%
The Company's SG&A expense for the year ended December 31, 2022 increased by approximately $6.4 million, or 9.0% compared to the year ended December 31, 2021. The increase in SG&A was primarily due to a $5.9 million increase associated with costs incurred by the Acquired Entities in the Jake Marshall Transaction, $2.2 million associated with an estimated loss contingency accrual and a $1.0 million increase in travel and entertainment expense. These increases were partially offset by a decrease of $0.5 million associated with professional fee expenses, coupled with other various immaterial decreases to SG&A, which reflect the Company’s ongoing efforts to reduce operating expenses where possible. The Company has also made strategic investments, which are reflected in the SG&A of its ODR segment, consisting primarily of salespeople and support staff to aid the Company’s focus on the accelerated growth of its ODR segment. Additionally, SG&A as a percentage of revenue was 15.7% for the year ended December 31, 2022 and 14.6% for the year ended December 31, 2021.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $2.3 million loss for the year ended December 31, 2022. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of December 31, 2022.
Amortization of Intangibles

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,567	$484	$1,083	223.8%
Total amortization expense for the year ended December 31, 2022 increased by approximately $1.1 million compared to the year ended December 31, 2021. As a result of the Jake Marshall Transaction, the Company acquired certain intangible assets in which the Company recognized approximately $1.4 million of amortization expense for the year ended December 31, 2022 compared to $0.1 million for the year ended December 31, 2021. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the Jake Marshall Transaction.

Other Expenses

	For the Years Ended December 31,
	2022	2021	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(2,144)	$(2,568)	$(424)	(16.5)%
Loss on early termination of operating lease	(849)	—	(849)	100.0%
Loss on debt extinguishment	—	(1,961)	(1,961)	(100.0)%
Change in fair value of interest rate swap	310	—	310	100.0%
Gain on sale of property and equipment	281	2	(279)	13,950.0%
Gain on change in fair value of warrant liability	—	14	14	(100.0)%
Total other expenses	$(2,402)	$(4,513)	$(3,189)	(70.7)%
Other (expenses) income consisted of interest expense of $2.1 million for the year ended December 31, 2022 as compared to $2.6 million for the year ended December 31, 2021. The reduction in interest expense period over period was due to the refinancing of the higher interest rate debt with a lower interest rate debt instrument as a result of the 2021 Refinancing and the A&R Wintrust Agreement, coupled with a lower overall level of outstanding debt during 2022. The decrease in other expenses year-over-year was also attributable to a prior year loss of $2.0 million on the early extinguishment of debt associated with the Company's 2021 Refinancing and a $0.3 million gain on the change in fair value of the Company's interest rate swap transaction, which was entered in during the third quarter of 2022 in order to manage the risk associated with a portion of its variable-rate long-term debt. During the year ended December 31, 2022, the Company recognized a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 14 – leases in the accompanying notes to the Company’s consolidated financial statements for further information.
Income Taxes
The Company’s income tax provision was $2.8 million for both years ended December 31, 2022 and 2021, and it had a 29.2% effective tax rate over those same periods. The Company’s effective tax rate changes based upon its relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact its effective tax rate. See also Note 11 – Income Taxes in the accompanying notes to the Company’s consolidated financial statements.
GCR and ODR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s GCR backlog was $302.9 million and $337.2 million as of December 31, 2022 and 2021, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 68% of its GCR backlog as of December 31, 2022 will be recognized as revenue during 2023. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
The Company’s ODR backlog was $108.2 million and $98.0 million as of December 31, 2022 and 2021, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 92% of its ODR backlog as of December 31, 2022 will be recognized as revenue during 2023. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
COVID-19 and Market Update
In March 2020, the World Health Organization declared the outbreak of the coronavirus disease 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has caused significant disruption and volatility on a global scale resulting in, among other things, an economic slowdown, impacts to global supply chains, and the possibility of a continued economic recession. In limited instances, during fiscal 2020, the Company faced disruptions due to the COVID-19 pandemic as certain projects chose to shutdown work irrespective of the existence or applicability of government action. In most markets, construction is considered an essential business and the Company continued to staff its projects and perform work during fiscal 2020 and into 2021, and most of the projects that were in progress at the time that the shutdowns commenced were restarted.
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
Although the Company continues to recover from the financial impacts of the COVID-19 pandemic and related government orders implemented to mitigate it, the broader and longer-term implications the pandemic has on the global economy continue to develop. Economic disruptions, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact our business. For example, we are experiencing lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices. These disruptions have escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within our GCR segment. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. However, the impact of these disruptions continues to evolve and the conflict in Ukraine has added another layer of uncertainty, as described under Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
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
Outlook for 2023
The Company continues to focus on creating value for building owners by targeting opportunities for long-term relationships with the vision of becoming an indispensable partner to building owners with mission-critical systems. For 2023, the Company plans to continue taking steps to focus on the following key areas: (i) improve profitability, operating cash flows and actions oriented to maintaining sufficient liquidity, (ii) focus on ODR-related work with an emphasis on dedicated account relationships (iii) invest in its workforce and (iv) improve project execution and profitability in its GCR segment by remaining selective and pursuing processes that avoid or reduce exposure to jobs that create potential financial challenges for the Company.
In focusing on profitability and cash flows, among other things, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of services provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. The Company reaffirms its focus on expanding the number and breadth of owner relationships that it serves on a direct basis and to leverage these expanded owner-direct relationships to deliver a broad suite of services. In addition, the Company proactively manages its current accounts and maintains a high standard of dedication to those account relationships. The Company’s primary focus is working with customers where their systems are mission critical and have needs regardless of the macroeconomic environment. As it relates to the Company’s ODR-related work, the Company has made substantial investments to expand its ODR revenue by increasing the value it can offer to service and maintenance customers and continues to evaluate areas in which it could expand the breadth of its service offerings to better serve its clients. The Company is focused on its differentiated business model that combines engineering, craft labor and a true partner approach, all of which creates value for its customers. This differentiated business model combines elements of traditional non-residential construction, building service and maintenance, energy services, data analytics and property management. Employee development underpins the Company’s efforts to execute its 2023 strategy. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR-related work.
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated, and continues to dedicate, its resources to seek opportunities to acquire businesses that have attractive market positions, a record of consistent positive cash flow, and desirable market locations. However, as a specialty contractor providing HVAC, plumbing, electrical and building controls design, engineering, installation and maintenance services in commercial, institutional and light industrial markets, our operating cash flows are subject to variability, including variability associated with winning, performing and closing work and projects.
The Company’s operating cash flows are also impacted by the timing related to the resolution of the uncertainties inherent in the complex nature of the work that it performs, including claims and back charge settlements. Although the Company believes that it has adequate plans related to providing sufficient operating working capital and liquidity in the short-term, the complex nature of the work the Company performs, including related to claims and back charge settlements could prove those plans to be incorrect. If those plans prove to be incorrect, the Company’s financial position, results of operations, cash flows and liquidity could be materially and adversely impacted.
As it relates to focusing on owner-direct work and the Company’s focus on job selection and processes, the Company believes that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations and therefore the Company is continuing to take steps to actively reduce these risks as it looks at future job selection and as it completes current jobs.
Seasonality, Cyclicality and Quarterly Trends
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on construction projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for its maintenance services, whereas severe weather may increase the demand for its maintenance and time-and-materials services. The Company’s operations also experience mild cyclicality, as building owners typically work through maintenance and capital projects at an increased level during the third and fourth calendar quarters of each year.
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal years 2022 and 2021, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist in 2023. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.

Liquidity and Capital Resources
Cash Flows
The Company’s liquidity needs relate primarily to the provision of working capital (defined as current assets less current liabilities) to support operations, funding of capital expenditures, and investment in strategic opportunities such as acquisitions. Historically, liquidity has been provided by operating activities and borrowings from commercial banks and institutional lenders.
The following table presents summary cash flow information for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in):
Operating activities	$35,373	$(24,233)
Investing activities	(495)	(19,303)
Financing activities	(13,353)	15,865
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,525	$(27,671)

Noncash investing and financing transactions:
Earnout Payments associated with the Jake Marshall Transaction	$—	$3,089
Right of use assets obtained in exchange for new operating lease liabilities	—	5,417
Right of use assets obtained in exchange for new finance lease liabilities	2,634	1,296
Right of use assets disposed or adjusted modifying operating leases liabilities	2,455	219
Right of use assets disposed or adjusted modifying finance leases liabilities	(77)	—
Interest paid	2,005	2,549
Cash paid for income taxes	$1,979	$2,290
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company’s contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for doubtful accounts are appropriate as of December 31, 2022 and 2021, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2022	2021
Current assets	$225,990	$192,906
Current liabilities	(159,085)	(129,742)

Net working capital	$66,905	$63,164
Current ratio(1)	1.42	1.49
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements, as of December 31, 2022, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by (Used in) Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	For the Years Ended December 31,
(in thousands)	2022	2021	Cash Inflow (Outflow)
Cash flows from operating activities:
Net income	$6,799	$6,714	$85
Non-cash operating activities(1)	17,634	16,997	637
Changes in operating assets and liabilities:
Accounts receivable	(35,407)	3,408	(38,815)
Contract assets	22,410	(15,054)	37,464
Other current assets	1,128	(555)	1,683
Accounts payable, including retainage	11,282	(5,578)	16,860
Contract liabilities	17,296	(20,399)	37,695
Prepaid income taxes	19	(114)	133
Accrued taxes payable	1,387	(1,170)	2,557
Accrued expenses and other current liabilities	(2,934)	(706)	(2,228)
Operating lease liabilities	(4,133)	(4,083)	(50)
Other long-term liabilities	(108)	(3,693)	3,585
Cash provided by (used in) working capital	10,940	(47,944)	58,884
Net cash provided by (used in) operating activities	$35,373	$(24,233)	$59,606
(1)Represents non-cash activity associated with depreciation and amortization, the provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, (gain) loss on sale of property and equipment, loss on early debt extinguishment, loss on early termination of operating lease, changes in fair value of contingent consideration, changes in the fair value of interest rate swap and changes in the fair value of warrant liabilities.
During the year ended December 31, 2022, the Company generated $35.4 million in cash in its operating activities, which consisted of cash provided by working capital of $10.9 million, non-cash adjustments of $17.6 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early termination of an operating lease and the change in fair value of contingent consideration) and net income for the period of $6.8 million. During the year ended December 31, 2021, the Company used $24.2 million in cash in its operating activities, which consisted of cash used in working capital of $47.9 million, offset by net income for the period of $6.7 million and non-cash adjustments of $17.0 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and loss on early extinguishment of debt).
The increase in operating cash flows during the year ended December 31, 2022 compared to the year ended December 31, 2021 were primarily attributable to a $75.2 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities and a $16.9 million change in accounts payable, including retainage. These cash inflows were partially offset by a $38.8 million period-over-period cash outflow related to the change in accounts receivable. The increase in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. The cash inflow/outflow associated with our accounts payable and accounts receivable was due to the timing of cash payments and receipts, respectively.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.5 million for the year ended December 31, 2022 as compared to $19.3 million for the year ended December 31, 2021. Cash used in investing activities for the year ended December 31, 2022 of $0.5 million represented $1.0 million of cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.5 million in cash proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2021 of $19.3 million was primarily due to the $19.0 million of cash outflows associated with the Jake Marshall Transaction, net of cash acquired. In addition, the Company used $0.8 million of cash for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.5 million in cash proceeds from the sale of property and equipment.
For the years ended December 31, 2022 and 2021, the Company obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate our business.
Cash Flows (Used in) Provided by Financing Activities
Cash flows used in financing activities was $13.4 million for the year ended December 31, 2022 as compared to cash flows provided by financing activities of $15.9 million for the year ended December 31, 2021. For the year ended December 31, 2022, the Company made principal payments of $13.4 million, consisting of monthly installment payments of $0.6 million, an Excess Cash Flow payment of $3.3 million and total Net Claim Proceeds payments of $2.7 million, The Company also borrowed and repaid $15.2 million under the A&R Wintrust Revolving Loan of $15.2 million, made payments of $2.7 million on finance leases, repurchased $2.0 million in common stock under the Company’s Share Repurchase Program (defined below), paid $0.4 million in taxes related to net share settlement of equity awards and incurred $0.4 million in payments for debt issuance costs. These financing cash outflows were partly offset by $5.4 million in proceeds from the Company’s sale-leaseback financing transaction and $0.3 million associated with proceeds from contributions to the Company’s Employee Stock Purchase Plan (“ESPP”).
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
The following table reflects the Company’s available funding capacity as of December 31, 2022:

(in thousands)
Cash & cash equivalents		$36,001
Credit agreement:
A&R Wintrust Revolving Loan	25,000
Outstanding borrowings on the A&R Wintrust Revolving Loan	—
Outstanding letters of credit	(3,195)
Net credit agreement capacity available		21,805
Total available funding capacity		$57,806
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of December 31, 2022, the Company has made share repurchases of $2.0 million under its Share Repurchase Program.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	$21,453	$34,881
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.60% through 2027	4,954	5,132
Financing liability	5,351	—
Total debt	$31,758	$40,013
Less - Current portion of long-term debt	(9,564)	(9,879)
Less - Unamortized discount and debt issuance costs	(666)	(318)
Long-term debt	$21,528	$29,816
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
Surety Bonding

In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, we provide typically reflect the contract value. As of December 31, 2022 and 2021, we had approximately $129.6 million and $159.2 million in surety bonds outstanding, respectively. We believe that our $800 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
We are self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. We accrue for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as a current liability in accrued expenses and other current liabilities. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
Critical Accounting Policies
Our critical accounting policies are based upon the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and our use of estimates and subjective assessments. Our most critical accounting policy is revenue recognition. As discussed elsewhere in this Annual Report on Form 10-K, our business has two operating segments: (1) GCR, for which we account for using the cost-to-cost method and (2) ODR, for which we account for using the cost-to-cost method and for certain projects when revenue is recognized as services are provided. In addition, we believe that some of the more critical judgment areas in the application of accounting policies that affect our financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of our self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements.
Revenue and Cost Recognition
We believe our most significant accounting policy is revenue recognition from construction contracts for which we use the cost-to-cost method of accounting. Under the cost-to-cost method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred to total estimated contract costs. Revenue from fixed price and modified fixed price contracts are recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs.
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
We generally do not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. Upon receiving the contract, these costs are included in contract costs. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims). Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.
With respect to our service contracts, there are two basic types of service contracts: fixed price service contracts which are signed in advance for maintenance, repair, and retrofit work over a period, typically of one year, and service contracts not signed in advance for similar maintenance, repair, and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts are recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.
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
In accordance with industry practice, we classify as current all assets and liabilities relating to the performance of long-term contracts. The term of our contracts generally ranges from three months to two years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.
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
Off-Balance Sheet and Other Arrangements
Aside from the $3.2 million and $3.4 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2022 and 2021, respectively, the Company did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
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

Item 8.    Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Limbach Holdings, Inc.
Warrendale, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts

As described in Note 2 and 4 to the consolidated financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgement and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2022, approximately $280,379,000 of the Company’s revenues were derived from construction-type contracts.

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

Estimated costs to complete for construction-type contracts include all direct labor, materials, equipment, and subcontractor costs as well as certain indirect costs. These estimated costs can vary significantly from original estimates over the course of the contract due to numerous factors including availability of highskilled labor, material price changes, unforeseen site conditions, unanticipated weather or force majeure events, necessary rework, errors or omissions in plans and specifications, and changes in the scope and timing of contract scope and performance timing.

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

Our audit procedures related to testing the variable consideration and cost to complete included the following:

•    Obtained an understanding of management’s internal controls and evaluated the design of the controls.
•    Obtained and reviewed the relevant terms of the related contracts and change orders for a sample of contracts.
•    Sampled contracts and observed certain internal project review meetings and interviewed project personnel to gain an understanding of the status of projects and tested management’s significant judgements related to the recoverability of variable consideration and estimated costs to be incurred to complete the contract.
•    Evaluated management’s historical ability to estimate total contract cost by performing a comparison of total actual estimated contract cost as compared with prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the total estimated contract cost.

Our audit procedures related strictly to testing the variable consideration included the following:

•    Evaluated the recorded variable consideration by obtaining management’s contractual justification for the recorded amounts on a sample of contracts. This includes obtaining project communications such as notices to proceed and work directives from the owner or general contractor for the changes in the scope of the contract to support the variable consideration.
•    Sampled related underlying costs for pending change orders and claims based on their significance to the variable consideration by vouching these costs to the corresponding vendor invoice, subcontractor payment application, or timecard depending on the nature of the associated job cost.

Our audit procedures related strictly to testing the cost to complete included the following:

•Agreed actual costs incurred to underlying support on a sample basis.
•Tested key components of estimated costs to complete including labor, materials, equipment, and subcontractor costs on a sample basis.

	/s/	Crowe LLP

We have served as the Company’s auditor since 2012.

Atlanta, Georgia
March 8, 2023

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$36,001	$14,476
Restricted cash	113	113
Accounts receivable (net of allowance for doubtful accounts of $234 and $263 as of December 31, 2022 and 2021, respectively)	124,442	89,327
Contract assets	61,453	83,863
Advances to and equity in joint ventures, net	12	12
Income tax receivable	95	114
Other current assets	3,874	5,001
Total current assets	225,990	192,906

Property and equipment, net	18,224	21,621
Intangible assets, net	15,340	16,907
Goodwill	11,370	11,370
Operating lease right-of-use assets	18,288	20,119
Deferred tax asset	4,829	4,330
Other assets	515	259
Total assets	$294,556	$267,512

LIABILITIES
Current liabilities:
Current portion of long-term debt	$9,564	$9,879
Current operating lease liabilities	3,562	4,366
Accounts payable, including retainage	75,122	63,840
Contract liabilities	44,007	26,712
Accrued income taxes	1,888	501
Accrued expenses and other current liabilities	24,942	24,444
Total current liabilities	159,085	129,742
Long-term debt	21,528	29,816
Long-term operating lease liabilities	15,643	16,576
Other long-term liabilities	2,858	3,540
Total liabilities	199,114	179,674
Commitments and contingencies
Redeemable convertible preferred stock, net, par value $0.0001, $1,000,000 shares authorized, no shares issued and outstanding ($0 redemption value)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 10,471,410 and 10,304,242, respectively; 10,291,758 and 10,304,242 outstanding, respectively	1	1
Additional paid-in capital	87,809	85,004
Treasury stock, at cost (179,652 and — shares, respectively)	(2,000)	—
Retained earnings	9,632	2,833
Total stockholders’ equity	95,442	87,838
Total liabilities and stockholders’ equity	$294,556	$267,512

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Years Ended December 31,
	2022	2021
Revenue	$496,782	$490,351
Cost of revenue	403,041	404,441
Gross profit	93,741	85,910
Operating expenses:
Selling, general and administrative	77,879	71,436
Change in fair value of contingent consideration	2,285	—
Amortization of intangibles	1,567	484
Total operating expenses	81,731	71,920
Operating income	12,010	13,990
Other (expenses) income:
Interest expense, net	(2,144)	(2,568)
Loss on early termination of operating lease	(849)	—
Loss on early debt extinguishment	—	(1,961)
Gain on change in fair value of interest rate swap	310	—
Gain on disposition of property and equipment	281	2
Gain on change in fair value of warrant liability	—	14
Total other expenses	(2,402)	(4,513)
Income before income taxes	9,608	9,477
Income tax provision	2,809	2,763
Net income	$6,799	$6,714

Earnings Per Share (“EPS”)
Net income per share:
Basic	$0.65	$0.67
Diluted	$0.64	$0.66
Weighted average number of shares outstanding:
Basic	10,425,119	10,013,117
Diluted	10,676,534	10,231,637
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Number of Shares			Additional paid-in capital	Treasury stock, at cost	(Accumulated deficit) retained earnings	Stockholders’ equity
	Common stock	Treasury stock	Common stock
Balance at January 1, 2021	7,926,137	—	$1	$57,612	$—	$(3,881)	$53,732
Shares issued related to sale of common stock	2,051,025	—	—	22,773	—	—	22,773
Exercise of warrants	172,874	—	—	1,989	—	—	1,989
Shares issued related to vested restricted stock units	129,138	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(191)	—	—	(191)
Stock-based compensation	—	—	—	2,601	—	—	2,601
Proceeds related to employee stock purchase plan	—	—	—	220	—	—	220
Shares issued related to employee stock purchase plan	25,068	—	—	—	—	—	—
Net income	—	—	—	—	—	6,714	6,714
Balance at December 31, 2021	10,304,242	—	$1	$85,004	$—	$2,833	$87,838
Shares issued related to vested Restricted stock units	129,678	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	—	2,742	—	—	2,742
Proceeds related to employee stock purchase plan	—	—	—	211	—	—	211
Shares issued related to employee stock purchase plan	37,490	—	—	—	—	—	—
Repurchase of common stock under Share Repurchase Program	—	(179,652)	—	—	(2,000)	—	(2,000)
Net income	—	—	—	—	—	6,799	6,799
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$6,799	$6,714
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,158	5,948
Noncash operating lease expense	4,260	4,268
Provision for doubtful accounts	292	198
Stock-based compensation expense	2,742	2,601
Loss on early debt extinguishment	—	1,961
Loss on early termination of operating lease	849	—
Amortization of debt discount and issuance costs	138	280
Deferred income tax provision	(499)	1,757
Gain on change in fair value of warrant liability	—	(14)
Gain on sale of property and equipment	(281)	(2)
Gain on change in fair value of interest rate swap	(310)	—
Loss on change in fair value of contingent consideration	2,285	—
Changes in operating assets and liabilities:
Accounts receivable	(35,407)	3,408
Contract assets	22,410	(15,054)
Other current assets	1,128	(555)
Accounts payable, including retainage	11,282	(5,578)
Contract liabilities	17,296	(20,399)
Income tax receivable	19	(114)
Accrued income taxes	1,387	(1,170)
Accrued expenses and other current liabilities	(2,934)	(706)
Operating lease liabilities	(4,133)	(4,083)
Other long-term liabilities	(108)	(3,693)
Net cash provided by (used in) operating activities	35,373	(24,233)
Cash flows from investing activities:
Proceeds from sale of property and equipment	498	467
Jake Marshall Transaction, net of cash acquired	—	(18,977)
Advances to joint ventures	—	(2)
Purchase of property and equipment	(993)	(791)
Net cash used in investing activities	(495)	(19,303)
Cash flows from financing activities:
Proceeds from Wintrust and A&R Wintrust Term Loans	—	40,000
Payments on Wintrust and A&R Wintrust Term Loans	(13,429)	(5,119)
Proceeds from A&R Wintrust Revolving Loan	15,194	—
Payment on A&R Wintrust Revolving Loan	(15,194)	—
Payments on 2019 Refinancing Term Loan	—	(39,000)
Proceeds from financing transaction	5,400	—
Payments on financing liability	(49)	—
Prepayment penalty and other costs associated with debt extinguishment	—	(1,376)
Proceeds from sale of common stock	—	22,773
Repurchase of common stock under Share Repurchase Program	(2,000)	—
Proceeds from exercise of warrants	—	1,989
Payments on finance leases	(2,734)	(2,623)
Proceeds from contributions to employee stock purchase plan	309	323
Taxes paid related to net-share settlement of equity awards	(417)	(459)
Payments of debt issuance costs	(433)	(643)
Net cash (used in) provided by financing activities	(13,353)	15,865
Increase (decrease) in cash, cash equivalents and restricted cash	21,525	(27,671)
Cash, cash equivalents and restricted cash, beginning of year	14,589	42,260
Cash, cash equivalents and restricted cash, end of year	$36,114	$14,589

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout Payments associated with the Jake Marshall Transaction	$—	$3,089
Right of use assets obtained in exchange for new operating lease liabilities	—	5,417
Right of use assets obtained in exchange for new finance lease liabilities	2,634	1,296
Right of use assets disposed or adjusted modifying operating leases liabilities	2,455	219
Right of use assets disposed or adjusted modifying finance leases liabilities	(77)	—
Interest paid	2,005	2,549
Cash paid for income taxes	$1,979	$2,290

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm with expertise in the design, prefabrication, installation, management and maintenance of heating, ventilation, air-conditioning (“HVAC”), mechanical, electrical, plumbing and controls systems. The Company provides comprehensive facility services consisting of mechanical construction, full HVAC service and maintenance, energy audits and retrofits, engineering and design build services, constructability evaluation, equipment and materials selection, offsite/prefabrication construction, and the complete range of sustainable building solutions. The Company’s customers operate in diverse industries including, but not limited to, data centers and healthcare, industrial and light manufacturing, cultural and entertainment, higher education, and life science facilities. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States.
The Company operates in two segments, (i) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves, income tax valuation allowances, fair value of contingent consideration arrangements and contingencies. If the underlying estimates and assumptions upon which the consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consist principally of currency on hand and demand deposits at commercial banks. The Company maintains demand accounts at several domestic banks. The Company's cash balances with financial institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $0.25 million. The Company's cash balances on deposit at December 31, 2022 and 2021, exceeded the balance insured by the FDIC by approximately $34.7 million and $13.5 million, respectively.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$36,001	$14,476
Restricted cash	113	113
Total cash, cash equivalents and restricted cash	$36,114	$14,589
Accounts Receivable and Allowance for Doubtful Accounts
The carrying value of the receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. Management provides for probable uncollectible accounts through a charge to earnings and a credit to the valuation account based on its assessment of the current status of individual accounts, type of service performed, and current economic conditions. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. The majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets. Based on assessments by management, allowances for doubtful accounts were approximately $0.2 million and $0.3 million at December 31, 2022 and 2021, respectively.
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. See below for further discussion.
Joint Ventures
The Company accounts for its participation in certain special purpose, project specific joint ventures under the equity method of accounting. The Company’s entry into these joint ventures is for the purpose of bidding, negotiating and completing specific projects. The Company and its joint venture partner(s) separately enter into their own sub-contracts with the joint venture for each party’s respective portion of the work. All revenue and expenses and the related contract assets and liabilities related to the Company’s sub-contract are recorded within the Company’s statements of operations and balance sheets, similarly to any other construction project. The joint venture itself does not accumulate any profits or losses, as the joint venture revenue is equal to the sum of the subcontracts it issues to the joint venture partners. The voting power and management of the joint ventures are shared equally by the joint venture partners, qualifying these entities for joint venture treatment under GAAP. The shared voting power and management responsibilities allow the Company to exercise significant influence without controlling the joint venture entity. As such, the Company applies the equity method of accounting as defined in ASC Topic 323, Investments – Equity Method and Joint Ventures.
Revenue Recognition
The Company’s revenue is primarily derived from construction-type and service contracts that generally range from three months to two years. The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:
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
Certain construction-type contracts include retention provisions to provide assurance to our customers that we will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer. The Company has determined there are no significant financing components in our contracts during the years ended December 31, 2022 and 2021.
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
Intangible Assets
The Company’s indefinite-lived intangible assets associated with its trade name are evaluated for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its indefinite-lived intangible asset are less than their carrying amount. The Company’s identifiable intangible assets with finite lives are either amortized over their useful lives or over the period the Company expects to receive the related economic benefit based upon estimated future cash flows. The Company reviews finite-lived intangible assets for impairment whenever facts and circumstances indicate that their carrying values may not be fully recoverable.
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
The following table summarizes the Company’s property and equipment:

(in thousands)	December 31, 2022	December 31, 2021
Land and improvements	$400	$400
Buildings and leasehold improvements	10,489	10,721
Machinery and equipment	26,061	24,600
Finance leases - vehicles(1)	10,789	10,771
Gross property and equipment	47,739	46,492
Less: Accumulated amortization on finance leases	(6,001)	(5,855)
Less: Accumulated depreciation	(23,514)	(19,016)
Property and equipment, net of accumulated amortization and depreciation(2)	$18,224	$21,621
(1)    See additional information provided in Note 14 – Leases.
Depreciation and amortization expense on property and equipment was $6.6 million and $5.5 million for the years ended December 31, 2022 and 2021, respectively.

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
Most of our operating lease contracts have the option to extend or renew. We assess the option for individual leases, and we generally consider the base term to be the term of lease contracts. See Note 14 – Leases for additional information.
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
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a graded vesting basis over the requisite service period for each separately vesting tranche of the award based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions, the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the straight-line method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. For awards with market-based conditions (“MRSUs”), the Company uses a Monte Carlo simulation model to estimate the grant-date fair value. The fair value related to market-based awards is recorded as compensation expense using the graded vesting method regardless of whether the market condition is achieved or not. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 17 – Management Incentive Plans for further information.
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
See also Note 9 – Fair Value Measurements for further information.
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. Under this exception, an acquirer applies ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities on the acquisition date. ASC 805 generally requires the acquirer in a business combination to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The changes are effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2021-08 in December 2021. The contract assets and contract liabilities associated with the Jake Marshall Transaction have been valued in accordance with this standard.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the measurement and recognition of credit losses on most financial instruments, including trade receivables and off-balance sheet credit exposure. Under this guidance, an entity is required to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. This ASU also requires disclosure of information regarding how a company developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes. The Company adopted ASU 2016-13 on January 1, 2023 using the modified retrospective method, whereby the guidance was applied prospectively as of the date of adoption and prior periods are not restated. The adoption of this ASU did not have a material impact on the Company's financial position or results of operations.
The Company assessed the scope of its financial assets and determined that the guidance associated with ASU 2016-13 is relevant to its trade accounts receivable and contract assets, including retainage. The Company’s trade receivables include amounts from work completed in which it has billed or has an unconditional right to bill its customers. The majority of the Company’s trade receivables are contractually due in less than a year. The Company further assessed the guidance based on its segment portfolio of receivables. While the Company’s construction-type GCR and ODR financial assets are often in the same subset of customers and industries, the Company’s construction-type related project work is typically bonded and the customers to which they perform work are well-known, solvent and have no history of receivable write-offs. On the contrary, the Company’s service-type work, in particular its ODR core service work, is smaller in nature and is usually more susceptible to customer write-offs. As such, there is greater risk of credit loss on the Company’s ODR-related service-type receivables. The Company’s contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The Company has policies and procedures in place where it reviews claims and change orders on a quarterly basis to determine legal entitlement and recoverability in accordance with ASC 606. As such, the Company has determined the risk of credit loss on its contracts assets to be remote.
The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its ODR-related service-type receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and applies a loss rates to each class. Loss rates are determined based on historical loss experiences with customers, the consideration of a customer’s financial condition, current market economic conditions and a forecast of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected.
As part of the Company’s analysis of expected credit losses, it may analyze receivables with customers on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.
The FASB has issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting in March 2020. This new guidance provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform, on financial reporting. The risk of termination of the London Interbank Offered Rate (LIBOR), has caused regulators to undertake reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based that are less susceptible to manipulation. ASU 2020-04 was effective between March 12, 2020 and December 31, 2022. However, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, extending the sunset date under Topic 848 from December 31, 2022 to December 31, 2024 to align the temporary accounting relief guidance with the expected LIBOR cessation date of June 30, 2023.
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. As a result of ASU 2022-06, an entity may now elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2024. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements and has determined that these pronouncements did not have a significant impact. As discussed in Note 7, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement. In addition, the Company’s interest rate swap utilizes SOFR as its benchmark rate.
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
Note 3 – Acquisitions
Jake Marshall Transaction
On December 2, 2021 (the “Effective Date”), the Company and LFS entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with JMLLC, CSLLC (together with JMLLC, the “Acquired Companies” and each an “Acquired Company”) and the owners of the Acquired Companies (collectively, the “Sellers”), pursuant to which LFS purchased all of the outstanding membership interests in the Acquired Companies from the Sellers (the transactions contemplated by the Purchase Agreement collectively being the “Jake Marshall Transaction”). The Jake Marshall Transaction closed on the Effective Date. As a result of the Jake Marshall Transaction, each of the Acquired Companies became wholly-owned indirect subsidiaries of the Company. The acquisition expanded the Company’s market share within its existing product and service lines.

Total consideration paid by the Company for the Jake Marshall Transaction at closing was $21.3 million (the “Closing Purchase Price”), consisting of cash paid to the Sellers, net of adjustments for working capital. Of the consideration paid to the Sellers, $1.0 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Sellers may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the Purchase Agreement, if the gross profit of the Acquired Companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) fiscal year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period. See Note 9 – Fair Value Measurements for further information on the Earnout Payments.
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
Note 4 – Revenue from Contracts with Customers
The Company generates revenue from construction type contracts, primarily consisting of fixed-price contracts, to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2022	December 31, 2021	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,573	$47,447	$(13,874)
Retainage receivable	27,880	36,416	(8,536)
Total contract assets	$61,453	$83,863	$(22,410)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the consolidated balance sheets was $28.5 million and $38.1 million as of December 31, 2022 and 2021, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2022	December 31, 2021	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$43,806	$26,293	$17,513
Provisions for losses	201	419	(218)
Total contract liabilities	$44,007	$26,712	$17,295

Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue.
Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	December 31, 2022	December 31, 2021
Revenue earned on uncompleted contracts	$678,014	$758,450
Less: Billings to date	(688,247)	(737,296)
Net (overbilling) underbilling	$(10,233)	$21,154

(in thousands)	December 31, 2022	December 31, 2021
Costs and estimated earnings in excess of billings on uncompleted contracts	$33,573	$47,447
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,806)	(26,293)
Net (overbilling) underbilling	$(10,233)	$21,154
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the year ended December 31, 2022, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.0 million and four material GCR project gross profit write-downs for a total of $2.8 million that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded material gross profit write-downs on five GCR projects for a total of $4.9 million and gross profit write-ups of $2.7 million on three GCR projects that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2021.
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
As of December 31, 2022, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $302.9 million and $90.0 million, respectively. The Company currently estimates that 68% and 90% of its GCR and ODR segment remaining performance obligations as of December 31, 2022, respectively, will be recognized as revenue during 2023, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangible Assets
Goodwill
Goodwill was $11.4 million as of December 31, 2022 and 2021 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
During the fourth quarter of 2022, the Company performed a quantitative impairment assessment for its ODR reporting unit. In estimating the fair value of the ODR reporting unit, the Company used a combination of the income approach and the market approach. The Company used the income approach’s discounted cash flow method, which applies significant inputs not observable in the public market (Level 3), including estimates and assumptions related to the use of an appropriate discount rate, future cash flows generated from existing work and new awards, projected operating margins and changes in working capital. The Company used the market approach’s comparable company method. The comparable company method evaluates the value of a company using metrics of other businesses of similar size and industry. As a result of the annual assessment, the Company determined that the fair value of the ODR reporting unit was greater than its respective carrying value. The impairment assessment concluded headroom of $47.2 million, or 194%, for the ODR reporting unit. No impairment to goodwill was recorded as a result of the annual assessment. The Company believes the estimates and assumptions used in estimating its reporting units’ fair values are reasonable and appropriate; however, different assumptions and estimates could materially affect the calculated fair value of the ODR reporting unit and the resulting conclusions on impairment of goodwill, which could materially affect the Company’s results of operations and financial position. Additionally, actual results could differ from these estimates and assumptions may not be realized.
During the third quarter of 2021, the Company identified impairment indicators in the form of significant declines in the stock price of the Company's common shares and corresponding market capitalization. Management considered these declines as indicators that the fair value of the ODR reporting unit may have been below its carrying amount, and the performance of an interim quantitative goodwill impairment assessment was required. As a result of the interim assessment, the Company determined that the fair value of the ODR reporting unit was greater than its respective carrying value. The impairment assessment concluded headroom of $33.3 million, or 169%, for the ODR reporting unit. No impairment to goodwill was recorded as a result of the interim assessment.
The following table summarizes the carrying amount of goodwill associated with the Company's segments for the years ended December 31, 2022 and 2021.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2021	$—	$6,129	$6,129
Goodwill associated with the Jake Marshall Transaction	—	5,241	5,241
Goodwill as of December 31, 2021	—	11,370	11,370
Goodwill as of December 31, 2022	$—	$11,370	$11,370
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
The Company did not recognize an impairment charge on its indefinite-lived intangible asset for the years ended December 31, 2022 and 2021.
Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2022
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(87)	$483
Customer relationships – ODR – Jake Marshall	3,050	(436)	2,614
Customer relationships – ODR – Limbach	4,710	(3,765)	945
Favorable leasehold interests – Limbach	190	(97)	93
Backlog – GCR – Jake Marshall	260	(178)	82
Backlog – ODR – Jake Marshall	680	(465)	215
Trade name – Jake Marshall	1,150	(202)	948
Total amortized intangible assets	10,610	(5,230)	5,380
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(5,230)	$15,340
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

Total amortization expense for the Company’s definite-lived intangible assets was $1.6 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Intangible Asset	Amortization Method	Estimated Remaining Useful Life (Years)
Customer relationships – GCR – Jake Marshall	Straight line	6.0
Customer Relationships – ODR – Limbach	Pattern of economic benefit	8.0
Customer Relationships – ODR – Jake Marshall	Straight line	6.5
Favorable Leasehold Interests – Limbach	Straight line	6.2
Backlog – GCR – Jake Marshall	Straight line	0.5
Backlog – ODR – Jake Marshall	Straight line	0.5
Trade name – Jake Marshall	Straight line	5.1
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2023	$1,211
2024	867
2025	830
2026	800
2027	776
2028 and thereafter	896
Total	$5,380
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2022	December 31, 2021
Accrued payroll and related liabilities	$4,545	$8,169
Accrued bonus and commissions	9,682	7,352
Accrued insurance liabilities	715	719
Accrued job costs	1,913	3,772
Assurance-type warranty liabilities	1,581	3,310
Estimated loss contingency	2,182	—
Earnout Payments accrued, current	2,859	—
Other accrued liabilities	1,465	1,122
Total	$24,942	$24,444
Our construction-type contracts regularly include warranties to end customers that guarantee the work performed against defects in workmanship and the material we supply. These standard warranties are assurance-type warranties and do not offer any additional services. Therefore, these assurance-type warranties are not considered separate performance obligations and the expected cost of assurance-type warranties are accrued as an expense within cost of revenue.
Our reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Balance at the beginning of the period	$3,310	$4,056
Accruals for warranties issued	302	432
Accruals related to pre-existing warranties (including changes in estimates)	(494)	401
Settlements made	(1,537)	(1,579)
Balance at the end of the period	$1,581	$3,310
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, we allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2022 and 2021.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2022	December 31, 2021
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	$21,453	$34,881
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 6.60% through 2027	4,954	5,132
Financing liability	5,351	—
Total debt	$31,758	$40,013
Less - Current portion of long-term debt	(9,564)	(9,879)
Less - Unamortized discount and debt issuance costs	(666)	(318)
Long-term debt	$21,528	$29,816
Maturities of long-term debt and finance leases at December 31, 2022 are as follows:

(in thousands)
2023	$9,564
2024	8,858
2025	7,537
2026	437
2027 and thereafter	5,362
Total	$31,758
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

The interest rate on borrowings under the 2019 Refinancing Agreement was, at the 2019 Refinancing Borrowers’ option, either LIBOR (with a 2.00% floor) plus 11.00% or a base rate (with a 3.00% minimum) plus 10.00%. At February 24, 2021 (the “2021 Refinancing Date”), the interest rate in effect on the 2019 Refinancing Term Loan was 13.00%.
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
For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded interest expense for the amortization of the CB Warrants liability and embedded derivative debt discounts of $0.1 million and recorded an additional $0.1 million of interest expense for the amortization of debt issuance costs.
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
As of the 2021 Refinancing Date, the Company had irrevocable letters of credit each in the amount of $3.4 million with its lender to secure obligations under its self-insurance program. Prior to the 2021 Refinancing Date, the 2019 ABL Agreement would have matured in April 2022.
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
LFS initially was required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026.
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
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. At December 31, 2022 and 2021, the interest rate in effect on the non-hedged portion of the Wintrust Term Loan was 8.50% and 4.25%, respectively. For the years ended December 31, 2022 and 2021, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 5.68% and 4.25%, respectively.
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
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. Refer to Note 9 for further information regarding this interest rate swap.
On September 28, 2022, the Company, LFS and LHLLC entered into a second amendment and waiver to the amended and restated Wintrust credit agreement (the “Second Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The Second Amendment to the A&R Wintrust Credit Agreement incorporates certain restricted payment provisions, among other things, to permit LFS to repurchase shares under the Company’s Share Repurchase Program (as defined in Note 8 – Equity).
As of December 31, 2022 and 2021, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the year ended December 31, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $9.4 million and the average daily balance was approximately $0.1 million. For the year ended December 31, 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 4.78%. The Company did not make any borrowings on the A&R Wintrust Revolving Loan during the year ended December 31, 2021.
At December 31, 2022, the Company had irrevocable letters of credit in the amount of $3.2 million with its lender to secure obligations under its self-insurance program.
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
In connection with the sale and leaseback transaction, LC LLC and Featherstone St Pontiac MI LLC (the “Landlord”) entered into a Lease Agreement (the “Lease Agreement”), dated September 29, 2022 (the “Lease Effective Date”) for the Pontiac Facility. Commencing on the Lease Effective Date, pursuant to the Lease Agreement, LC LLC has leased the Pontiac Facility, subject to the terms and conditions of the Lease Agreement. The Lease Agreement provides for a term of 25 years (the “Primary Term”). The Lease Agreement also provides LC LLC with the option to extend the Primary Term by two separate renewal terms of 5 years each (each a “Renewal Term”). Under the terms of the Lease Agreement, the Company’s annual minimum rent is $499,730, payable in monthly installments, subject to annual increases of approximately 2.5% each year under the Primary Term and for each year under the Renewal Terms, if exercised. LC LLC has a one-time option to terminate the Lease Agreement effective on the last day of the fifteenth lease year by providing written notice to the Landlord as more fully set forth in the Lease Agreement. The one-time termination option of the Lease Agreement would require LC LLC to pay to the Landlord a termination fee of approximately $1.7 million.
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
As of December 31, 2022, the financing liability was $4.9 million, net of issuance costs, which was recognized within other long-term debt on the Company's consolidated balance sheets. For the year ended December 31, 2022, less than $0.1 million of interest expense associated with the financing was recognized.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	December 31, 2022	December 31, 2021
$15 Exercise Price Sponsor Warrants(1)(2)	600,000	600,000
Merger Warrants(3)(4)	629,643	629,643
Total	1,229,643	1,229,643
(1) Exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”).
(2) Issued under a warrant agreement dated July 15, 2014, between Continental Stock Transfer and Trust Company, as warrant agent, and the Company.
(3)    Exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”).
(4) Issued to the sellers of LHLLC.
Incentive Plan
Upon the consummation of the Company’s Business Combination, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder.
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
See Note 17 – Management Incentive Plans for a discussion of the Company's management incentive plans for RSUs granted, vested, forfeited and remaining unvested.
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of December 31, 2022, the Company has made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP 500,000 shares are authorized to be issued. For the years ended December 31, 2022 and 2021, the Company issued 37,490 and 25,068 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during these periods. As of December 31, 2022, 406,617 shares remain available for future issuance under the ESPP.
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
Note 9 – Fair Value Measurements
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company also believes that the carrying value of the A&R Wintrust Term Loan approximates its respective fair value due to the variable rate on such debt. As of December 31, 2022, the Company determined that the fair value of the A&R Wintrust Term Loan was $21.5 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.

Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s consolidated balance sheets on the Effective Date. The fair value of contingent Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $2.3 million for the year ended December 31, 2022, which was presented in change in fair value of contingent consideration in the Company's consolidated statements of operations. The Company has assessed the estimated exposure to the contingent earnout liabilities to be approximately $5.4 million at December 31, 2022, of which approximately $2.9 million was included in accrued expenses and other current liabilities and approximately $2.5 million was included in other long-term liabilities.
The Company determines the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement. The Monte Carlo Simulation method models the probability of different financial results of the Acquired Entities during the earn-out period, utilizing a discount rate, which reflects a credit spread over the term-adjusted continuous risk-free rate. As of December 31, 2022 and the Effective Date, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 10.20% and 6.83%, respectively. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of December 31, 2022, the Company determined that the fair value of the interest rate swap was $0.3 million and is recognized in other assets on the Company's consolidated balance sheets. For the year ended December 31, 2022, the Company recognized a gain of $0.3 million on its consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
CB Warrants
Prior to its termination as a result of the 2021 Refinancing, the Company's CB Warrants were determined using the Black-Scholes-Merton option pricing model. The valuation inputs included the quoted price of the Company’s common stock in an active market, volatility and expected life of the warrants, which were considered Level 3 inputs. The CB Warrants liability was included in other long-term liabilities on the Company's consolidated balance sheets. The Company remeasured the fair value of the CB Warrants liability as of February 24, 2021 and recorded any adjustments to other income (expense). Prior to its extinguishment, the CB Warrants liability was $2.0 million. Due to the extinguishment of the CB Warrants on the 2021 Refinancing Date, there was no liability associated with the CB Warrants. For the period from January 1, 2021 through the 2021 Refinancing Date, the Company recorded other income of $14 thousand to reflect the change in the CB Warrants liability.
Note 10 – Earning per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per common share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants, shares issued in conjunction with the Company’s ESPP (defined in Note 8) and restricted stock units (“RSUs”), all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the years ended December 31, 2022 and 2021:

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
EPS numerator:
Net income	$6,799	$6,714

EPS denominator:
Weighted average shares outstanding – basic	10,425	10,013
Nonvested restricted stock units	247	215
Employee stock purchase plan	5	4
Weighted average shares outstanding – diluted	10,677	10,232

EPS:
Basic	$0.65	$0.67
Diluted	$0.64	$0.66
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	For the Years Ended
	December 31, 2022	December 31, 2021
Out-of-the-money warrants	1,229,643	2,981,473
Service-based RSUs	—	54
Performance and market-based RSUs(1)	—	14,164
Employee stock purchase plan	1,573	—
Total	1,231,216	2,995,691
(1)    For the years ended December 31, 2022 and 2021, certain PRSU and MRSU awards (each defined in Note 17) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
Note 11 – Income Taxes
The Company is taxed as a C Corporation.

Provision for Income Taxes
The Company’s provision for income taxes relating to continuing operations consists of the following:

	For the Years Ended
(in thousands)	December 31, 2022	December 31, 2021
Current tax provision
U.S. Federal	$2,613	$812
State and local	695	194
Total current tax provision	3,308	1,006

Deferred tax provision
U.S. Federal	(584)	1,127
State and local	85	630
Total deferred tax provision	(499)	1,757
Income tax provision	$2,809	$2,763
The provision for income taxes for the years ended December 31, 2022 and 2021 resulted in effective tax rates on continuing operations of 29.2% for both periods. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	6.4%	7.0%
Stock based compensation – restricted stock	1.4%	(1.1)%
Return to provision adjustment	(0.1)%	1.2%
Permanent differences	1.3%	1.9%
Tax credits	(0.9)%	(0.8)%
Effective tax rate	29.2%	29.2%
The Company is subject to taxation in various jurisdictions. The Company’s 2019 through 2021 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2019 and forward.

Deferred Tax Assets (Liabilities)
The significant components of deferred tax assets (liabilities) were as follows:

	As of As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$950	$1,328
Allowance for doubtful accounts	60	68
Intangibles	463	524
Goodwill	3,301	3,304
Startup costs	68	79
Stock-based compensation	1,066	881
Research and development expenses	640	—
Lease liabilities	6,280	5,547
Accrued bonuses and commissions	253	1,810
Total deferred tax assets	13,081	13,541

Deferred tax liabilities:
Fixed assets	(3,248)	(3,775)
Right-of-use assets	(4,684)	(5,231)
Percentage of completion	(241)	(205)
Interest	(79)	—
Total deferred tax liabilities	(8,252)	(9,211)

Net deferred tax asset	$4,829	$4,330
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2022 and 2021.
At December 31, 2022 and 2021, the Company had no net operating loss carryforwards.
Liabilities for Uncertain Tax Positions
The Company had no unrecognized tax benefits as of December 31, 2022 and 2021.
Note 12 – Operating Segments
As discussed in Note 1, the Company operates in two operating segments (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. For the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue. For the year ended December 31, 2021, two GCR segment customers accounted for approximately 17% and 12% of consolidated total revenue.
Consolidated segment information for the periods presented is as follows:

	For the Years Ended December 31,
(in thousands)	2022	2021
Statement of Operations Data:
Revenue:
GCR	$280,379	$350,015
ODR	216,403	140,336
Total revenue	496,782	490,351

Gross profit:
GCR	38,622	45,409
ODR	55,119	40,501
Total gross profit	93,741	85,910

Selling, general and administrative:
GCR	36,332	37,558
ODR	38,805	31,277
Corporate	2,742	2,601
Total selling, general and administrative	77,879	71,436
Change in fair value of contingent consideration	2,285	—
Amortization of intangibles	1,567	484
Operating income	$12,010	$13,990

Less unallocated amounts:
Interest expense, net	(2,144)	(2,568)
Loss on early termination of operating lease	(849)	—
Loss on early debt extinguishment	—	(1,961)
Gain on change in fair value of interest rate swap	310	—
Gain on disposition of property and equipment	281	2
Gain on change in fair value of warrant liability	—	14
Total unallocated amounts	(2,402)	(4,513)
Total consolidated income before income taxes	$9,608	$9,477

Other Data:
Depreciation and amortization:
GCR	$4,307	$4,085
ODR	2,284	1,379
Corporate	1,567	484
Total other data	$8,158	$5,948
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment. Interest expense is also not allocated to segments because of the Company’s corporate management of debt service, including interest.

Note 13 – Commitments and Contingencies
Legal. The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, employees, former employees and other unrelated parties, all arising in the ordinary courses of business. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. In the opinion of the Company’s management, the current belief is that the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company’s Southern California business unit refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million plus interest, including alleged increased costs for hiring a different subcontractor to perform the work. The Company has vigorously defended the suit. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial took place before the referee in January 2023, with no formal resolution of the matter having yet been rendered. As of December 31, 2022, the Company determined that a loss was probable, and, as such, recorded an estimated loss contingency, which was included in accrued expenses and other current liabilities reported within the Company’s consolidated balance sheets. In addition, the estimated loss contingency was recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations and is presented within GCR selling, general and administrative expenses within the Company’s segment operations data.
On April 17, 2020, plaintiff, LA Excavating, Inc., filed a complaint against the Company’s wholly-owned subsidiary, Limbach Company LP, and several other parties, in Superior Court of the State of California, for the County of Los Angeles. The complaint sought damages of approximately $1.0 million for alleged failure to pay contract balances and extra work ordered by Limbach Company LP, as well as to enforce payment obligations under a payment bond. In April 2022, the parties settled for an immaterial amount and the case was dismissed.
On January 26, 2022, claimant, Suffolk Construction Company, Inc. (“Suffolk”) filed a Demand for Arbitration in Massachusetts against Boston Medical Center Corporation (“BMC”) and numerous of Suffolk’s trade subcontractors, including, the Company’s wholly-owned subsidiary, Limbach Company LLC, seeking to recover monies BMC withheld from Suffolk and its subcontractors based on an audit of project billings. Suffolk demanded that the Company defend and indemnify Suffolk against BMC’s audit findings that the Company overbilled the project just over $0.3 million and for the Company’s share of BMC’s audit costs. The Company disputed the findings of BMC’s audit and vigorously defended the allegation that it overbilled the project. In January 2023, the parties settled the matter for an immaterial amount, resulting in the Company recovering a portion of the amount being sought, and the case was dismissed.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2022, the Company had approximately $129.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Current liability — workers' compensation and general liability	$158	$184
Current liability — medical and dental	557	456
Non-current liability	343	451
Total liability	$1,058	$1,091
Restricted cash	$113	$113
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of December 31, 2022, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.

In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the years ended December 31, 2022 and 2021, the Company recorded $1.1 million and $0.4 million of income in selling, general and administrative expenses related to this sublease agreement.
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
The following table summarizes the lease amounts included in the Company’s consolidated balance sheets as of December 31, 2022 and 2021:

(in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2022	December 31, 2021
Assets
Operating	Operating lease right-of-use assets(1)	$18,288	$20,119
Finance	Property and equipment, net(2)(3)	7,402	4,916
Total lease assets		$25,690	$25,035

Liabilities
Current
Operating	Current operating lease liabilities	$3,562	$4,366
Finance	Current portion of long-term debt	2,135	2,451
Noncurrent
Operating	Long-term operating lease liabilities	15,643	16,576
Finance	Long-term debt(4)	8,170	2,681
Total lease liabilities		$29,510	$26,074
(1)    Operating lease assets are recorded net of accumulated amortization of $12.2 million and $15.9 million at December 31, 2022 and 2021, respectively.
(2)    Finance lease assets are recorded net of accumulated amortization of $6.0 million and $5.9 million at December 31, 2022 and 2021, respectively.
(3)    Includes approximately $2.6 million of net property assets associated with the Company's Pontiac Facility.
(4)    Includes approximately $5.4 million, net of issuance costs, associated with the Company's sale and leaseback financing transaction. See Note 7 for further detail.
The following table summarizes the lease costs included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021:

(in thousands)	Classification on the Consolidated Statements of Operations	December 31, 2022	December 31, 2021
Operating lease cost	Cost of revenue(1)	$2,627	$2,901
Operating lease cost	Selling, general and administrative(1)	2,555	2,223
Finance lease cost:
Amortization	Cost of revenue(2)	2,687	2,622
Interest	Interest expense, net(2)	264	305
Total lease cost		$8,133	$8,051
(1)    Operating lease costs recorded in cost of revenue includes $0.5 million of variable lease costs for both the years ended December 31, 2022 and 2021, respectively. In addition, $0.5 million and $0.4 million of variable lease costs are included in selling, general and administrative expenses for the years ended December 31, 2022 and 2021, respectively. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)    Finance lease costs recorded in cost of revenue includes $3.8 million and $2.8 million of variable leases costs for the years ended December 31, 2022 and 2021, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs were recorded in selling, general and administrative expenses for the years ended December 31, 2022 and 2021.
Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of the year ended December 31, 2022 were as follows (in thousands):

	Finance Leases			Operating Leases
Year ending December 31:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
2023	$2,135	$—	$2,135	$3,948	$450	$(885)	$3,513
2024	1,429	—	1,429	3,259	450	(912)	2,797
2025	942	—	942	2,745	450	(939)	2,256
2026	437	—	437	2,625	450	(967)	2,108
2027	11	—	11	1,645	540	(326)	1,859
Thereafter	—	5,351	5,351	1,834	4,275	—	6,109
Total minimum lease payments	$4,954	$5,351	$10,305	$16,056	$6,615	$(4,029)	$18,642
Amounts representing interest	357	11,593	11,950
Aggregate future value of minimum lease payments	$5,311	$16,944	$22,255
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
The following is a summary of the lease terms and discount rates as of:

	December 31, 2022	December 31, 2021
Weighted average lease term (in years):
Operating	6.98	7.10
Finance(1)	2.73	2.51

Weighted average discount rate:
Operating	4.76%	4.68%
Finance(1)	5.06%	5.27%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 7 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year Ended December 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,055	$4,938
Operating cash flows from finance leases	264	305
Financing cash flows from finance leases	2,734	2,623
Right-of-use assets exchanged for lease liabilities
Operating leases	$—	$5,417
Finance leases	2,634	1,296
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$2,455	$219
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(77)	$—
Note 15 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.4 million for the year ended December 31, 2022, as compared to $2.3 million for the year ended December 31, 2021. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2022 or 2021.
Note 16 – Multiemployer Pension Plans
The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2022, approximately 54% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $31.3 million for the year ended December 31, 2022, as compared to $36.3 million for the year ended December 31, 2021. Of these amounts, total contributions to MEPPs accounted for $12.6 million and $14.3 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which in certain circumstances is 2021 for the 2022 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)		Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
		2022	2021		2022	2021
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Green	Yellow	N/A	1,483	1,437	No	No	May-22(1)
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Yellow	Yellow	Implemented	1,371	1,386	Yes	No	May-25
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Green	Green	N/A	1,245	1,571	Yes	No	May-26
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green	Green	N/A	1,232	1,003	Yes	No	May 23
Plumbers and Pipefitters Local Union No. 43 Pension Fund	62-6101288 / 001	Green	Green	N/A	1,205	95	Yes	No	June-24
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,204	1,805	No	No	Aug-25
Sheet Metal Workers' National Pension Fund	52-6112463 / 001	Green	Yellow	N/A	792	701	No	No	Ranging from May-23 – Apr-26
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	$609	$851	No	No	Jul-25
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	596	489	Yes	No	May-25

Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red(2)	Red	Implemented	537	526	No	No	Apr-23
United Association National Pension Fund(3)	52-6152779 / 001	Green	Yellow	N/A	525	700	No	No	Ranging from May-23 - May-27
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green(2)	Green	N/A	393	1,694	Yes	No	May-27
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Red	Yellow	Implemented	316	277	Yes	No	May-23
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	247	429	No	No	May-24
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Yellow	Yellow	Implemented	139	297	No	No	Jun-24
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green(2)	Green	N/A	130	161	No	No	Aug-26
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	103	68	No	No	May-23
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	81	1	No	No	May-24
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green(2)	Green	N/A	74	130	No	No	Aug-24
Refrigeration, Air Conditioning & Service Division (UA-NJ) Pension Plan	22-6109064 / 001	Green	Green	N/A	65	57	No	No	Jul-27
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	25	53	No	No	Apr-24
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	25	24	No	Yes	Apr-24
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	14	131	No	No	Aug-25
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Green	Yellow	N/A	10	33	No	No	Oct-25
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Yellow	Green	Implemented	8	293	No	No	Apr-26

Sheet Metal Workers Local 224 Pension Fund	31-6171353 / 001	Yellow	Yellow	Implemented	5	21	No	No	May-24
Plumbers and Steamfitters Local 486 Pension Fund	52-6124449 / 001	Green(2)	Green	N/A	—	15	No	No	Dec-22
All other plans (10 and 15 as of December 31, 2022 and 2021, respectively)					144	70
				Total Contributions	$12,578	$14,318

(1)    A new collective bargaining agreement has not been executed as of the date of the filing of the Company’s Annual Report.
(2)    Funding status based off of the prior year funding notice as the current year’s funding notice was not available prior to the filing of this Annual Report on Form 10-K.
(3)    Formerly the Plumbers and Pipefitters National Pension Fund.
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both of the years ended December 31, 2022 and 2021, the Company recognized $1.6 million of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company’s service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2021	285,799	$6.32
Granted	127,407	11.99
Vested	(144,784)	7.35
Forfeited	(2,333)	8.27
Unvested at December 31, 2021	266,089	$8.45
Granted	184,941	8.97
Vested	(146,151)	7.78
Forfeited	(24,604)	9.43
Unvested at December 31, 2022	280,275	$9.06

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
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the years ended December 31, 2022 and 2021, the Company recognized $1.2 million and $0.9 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes our PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2021	99,500	$4.23
Granted	185,367	12.26
Vested	—	—
Forfeited	(4,167)	8.92
Unvested at December 31, 2021	280,700	$9.46
Granted	258,363	7.18
Vested	—	—
Forfeited	(41,123)	8.98
Unvested at December 31, 2022	497,940	$8.32
Market-Based Awards
The following table summarizes our MRSU activity for the fiscal years ended December 31, 2022 and 2021:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2021	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2021	102,500	$8.26
Granted	—	—
Vested	—	—
Forfeited	(102,500)	8.26
Unvested at December 31, 2022	—	$—
The vesting of the MRSUs was contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty consecutive trading days during the three-year period commencing on August 1, 2018 and concluding on July 31, 2021. On September 4, 2020, the Compensation Committee of the Board of Directors of the Company approved amendments to modify the MRSUs to extend the measurement period to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit was subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Compensation Committee certifies the achievement of the performance goal. The Company accounted for this amendment as a Type I modification and recognized approximately

$0.2 million of incremental stock-based compensation expense over 1.26 years from the modification date based on an updated Monte Carlo simulation model. These awards expired on July 16, 2022 as the MRSU award market condition was not achieved.
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $2.7 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2022 and 2021 was $1.3 million and $1.6 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $2.5 million at December 31, 2022. These costs are expected to be recognized over a weighted average period of 1.61 years.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2022, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
The Company’s Code of Ethics, which covers all employees (including our executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on the Company’s website at https://www.limbachinc.com/investor-relations/corporate-governance/, and copies are available to stockholders without charge upon written request to the Company (attention: General Counsel) at the Company’s principal executive offices. Any substantive amendment to the Code of Ethics or any waiver of the Code granted to our executive officers will be posted on the Company’s website at https://www.limbachinc.com/investor-relations/ within five business days (and retained on the website for at least one year).
Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption "Information About Our Executive Officers" and is incorporated herein by reference.
Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to the material under the captions “Board of Directors and Corporate Governance – Director Compensation” and “Executive Compensation” in the Proxy Statement.
Additionally, we recognize that our compensation program will be subject to the forthcoming amendments to stock exchange listing standards required by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, which requires that stock exchange listing standards be amended to require issuers to adopt a policy providing for the recovery from any current or former executive officer of any incentive-based compensation (including stock options) awarded during the three-year period prior to an accounting restatement resulting from material noncompliance of the issuer with financial reporting requirements. We intend to adopt such a clawback policy which complies with all applicable standards when such rules are adopted.
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

3.4
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8- K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 1, 2021).

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-36541), filed with the SEC on March 16, 2022).
23.1	Consent of Crowe LLP.
24.1	Power of Attorney (included on the signature page).

31.1
Certification of the President and Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
†	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
*	Management contract of compensatory plan or arrangement.
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
Date: March 8, 2023
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

Signature	Title	Date

/s/ Charles A. Bacon, III	President and Chief Executive Officer and Director	March 8, 2023
Charles A. Bacon III	(principal executive officer)

/s/ Jayme L. Brooks	Executive Vice President and Chief Financial Officer	March 8, 2023
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	March 8, 2023
Gordon G. Pratt

/s/ Michael F. McNally	Director	March 8, 2023
Michael F. McNally

/s/ Norbert W. Young	Director	March 8, 2023
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	March 8, 2023
Laurel J. Krzeminski

/s/ Joshua S. Horowitz	Director	March 8, 2023
Joshua S. Horowitz

/s/ Linda G. Alvarado	Director	March 8, 2023
Linda G. Alvarado