Form 10-Q
period 2023-03-31
Limbach Holdings, Inc.
filed 2023-05-08
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 5, 2023, there were 10,579,261 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of order in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) unanticipated or unknown liability arising in connection with acquisitions or divestitures; (xii) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xiii) delays and/or defaults in customer payments; (xiv) unsatisfactory safety performance; (xv) our inability to properly utilize our workforce; (xvi) labor disputes with unions representing our employees; (xvii) strikes or work stoppages; (xviii) loss of service from certain key personnel; (xix) operational inefficiencies due to our inability to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers; (xx) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xxi) our dependence on subcontracts and suppliers of equipment and materials; (xxii) price increases in materials; (xxiii) changes in energy prices; (xxiv) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxv) reputational harm arising from our participation in construction joint ventures; (xxvi) any difficulties in the financial and surety markets; (xxvii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxviii) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxix) impairment charges for goodwill and intangible assets; (xxx) unexpected expenses arising from contractual warranty obligations; (xxxi) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxxii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxxiii) increased debt service obligations due to our variable rate indebtedness; (xxxiv) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxv) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxvi) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxvii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxviii) COVID-19 vaccination mandates applicable to us and certain of our employees, causing our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance; (xxxvix) future climate change; (xl) adverse weather conditions, which may harm our business and financial results ; (xli) information technology system failures, network disruptions or cyber security breaches; (xlii) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xliii) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlv) costs associated with compliance with environmental, safety and health regulations; (xlvi) our failure to comply with immigration laws and labor regulations; (xl) disruptions due to the conflict in Ukraine; and (xlvii) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$41,376	$36,001
Restricted cash	113	113
Accounts receivable (net of allowance for credit losses of $278 and net of allowance for doubtful accounts of $234 as of March 31, 2023 and December 31, 2022, respectively)	99,809	124,442
Contract assets	64,190	61,453
Income tax receivable	139	95
Other current assets	6,629	3,886
Total current assets	212,256	225,990

Property and equipment, net	18,694	18,224
Intangible assets, net	14,957	15,340
Goodwill	11,370	11,370
Operating lease right-of-use assets	18,055	18,288
Deferred tax asset	4,892	4,829
Other assets	346	515
Total assets	$280,570	$294,556

LIABILITIES
Current liabilities:
Current portion of long-term debt	$9,643	$9,564
Current operating lease liabilities	3,639	3,562
Accounts payable, including retainage	60,194	75,122
Contract liabilities	44,875	44,007
Accrued income taxes	2,574	1,888
Accrued expenses and other current liabilities	21,572	24,942
Total current liabilities	142,497	159,085
Long-term debt	20,379	21,528
Long-term operating lease liabilities	15,374	15,643
Other long-term liabilities	3,083	2,858
Total liabilities	181,333	199,114
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 10,732,955 and 10,471,410, respectively, and 10,553,303 and 10,291,758 outstanding, respectively	1	1
Additional paid-in capital	88,611	87,809
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	12,625	9,632
Total stockholders’ equity	99,237	95,442
Total liabilities and stockholders’ equity	$280,570	$294,556
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenue	$121,009	$114,822
Cost of revenue	94,782	96,482
Gross profit	26,227	18,340
Operating expenses:
Selling, general and administrative	21,050	18,734
Change in fair value of contingent consideration	141	—
Amortization of intangibles	383	399
Total operating expenses	21,574	19,133
Operating income (loss)	4,653	(793)
Other (expenses) income:
Interest expense, net	(667)	(486)
Loss on disposition of property and equipment	(215)	(36)
Loss on early termination of operating lease	—	(817)
Loss on change in fair value of interest rate swap	(156)	—
Total other expenses	(1,038)	(1,339)
Income (loss) before income taxes	3,615	(2,132)
Income tax provision (benefit)	622	(616)
Net income (loss)	$2,993	$(1,516)

Earnings Per Share (“EPS”)
Earnings (loss) per common share:
Basic	$0.29	$(0.15)
Diluted	$0.27	$(0.15)
Weighted average number of shares outstanding:
Basic	10,475,364	10,420,690
Diluted	11,040,063	10,420,690
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Retained earnings	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	$1	$85,553	$1,317	$86,871

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,993	$(1,516)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,922	2,062
Provision for credit losses / doubtful accounts	52	56
Stock-based compensation expense	1,133	599
Noncash operating lease expense	976	1,157
Amortization of debt issuance costs	38	32
Deferred income tax provision	(63)	(77)
Loss on sale of property and equipment	215	36
Loss on early termination of operating lease	—	817
Loss on change in fair value of contingent consideration	141	—
Loss on change in fair value of interest rate swap	156	—
Changes in operating assets and liabilities:
Accounts receivable	24,581	(19,698)
Contract assets	(2,737)	8,320
Other current assets	(2,743)	(2,130)
Accounts payable, including retainage	(14,929)	(105)
Prepaid income taxes	(44)	(47)
Accrued taxes payable	686	(501)
Contract liabilities	868	7,732
Operating lease liabilities	(934)	(1,117)
Accrued expenses and other current liabilities	(3,170)	1,419
Other long-term liabilities	225	(4)
Net cash provided by (used in) operating activities	9,366	(2,965)
Cash flows from investing activities:
Proceeds from sale of property and equipment	101	39
Purchase of property and equipment	(923)	(169)
Net cash used in investing activities	(822)	(130)
Cash flows from financing activities:
Payments on Wintrust and A&R Wintrust Term Loans	(1,857)	(1,857)
Proceeds from A&R Wintrust Revolving Loan (as defined in Note 5)	—	9,400
Payments on finance leases	(639)	(660)
Taxes paid related to net-share settlement of equity awards	(847)	(363)
Proceeds from contributions to Employee Stock Purchase Plan	174	165
Net cash (used in) provided by financing activities	(3,169)	6,685
Increase (decrease) in cash, cash equivalents and restricted cash	5,375	3,590
Cash, cash equivalents and restricted cash, beginning of period	36,114	14,589
Cash, cash equivalents and restricted cash, end of period	$41,489	$18,179
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$742	$—
Right of use assets obtained in exchange for new finance lease liabilities	1,402	864
Right of use assets disposed or adjusted modifying operating lease liabilities	—	(1,276)
Right of use assets disposed or adjusted modifying finance lease liabilities	(1)	(19)
Interest paid	657	459
Cash paid for income taxes	$44	$9

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
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”) and Coating Solutions, LLC (“CSLLC”) for all periods presented. All intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2023.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2023, its results of operations and equity for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 8, 2023, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
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
The Company assessed the scope of its financial assets and determined that the guidance associated with ASU 2016-13 is relevant to its trade accounts receivable and contract assets, including retainage. The Company’s trade receivables include amounts from work completed in which it has billed or has an unconditional right to bill its customers. The majority of the Company’s trade receivables are contractually due in less than a year. The Company further assessed the guidance based on its segment portfolio of receivables. While the Company’s construction-type GCR and ODR financial assets are often in the same subset of customers and industries, the Company’s construction-type related project work is typically bonded and the customers to which they perform work are well-known, solvent and have no history of material receivable write-offs. On the contrary, the Company’s service-type work, in particular its ODR core service work, is smaller in nature and is usually more susceptible to customer write-offs. As such, there is greater risk of credit loss on the Company’s ODR-related service-type receivables. The Company’s contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The Company has policies and procedures in place where it reviews claims and change orders on a quarterly basis to determine legal entitlement and recoverability in accordance with ASC Topic 606. As such, the Company has determined the risk of credit loss on its contracts assets to be remote.
The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its ODR-related service-type receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and applies a loss rate to each class. Loss rates are determined based on historical loss experiences with customers, the consideration of a customer’s financial condition, current market economic conditions and a forecast of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected.
As part of the Company’s analysis of expected credit losses, it may analyze receivables with customers on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.
Recent Accounting Pronouncements
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

In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. As a result of ASU 2022-06, an entity may now elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2024. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements and has determined that these pronouncements did not have a significant impact. As discussed in Note 5, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement. In addition, the Company’s interest rate swap utilizes SOFR as its benchmark rate.
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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2023	December 31, 2022	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$37,479	$33,573	$3,906
Retainage receivable	26,711	27,880	(1,169)
Total contract assets	$64,190	$61,453	$2,737
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $29.4 million and $28.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2023	December 31, 2022	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$44,689	$43,806	$883
Provisions for losses	186	201	(15)
Total contract liabilities	$44,875	$44,007	$868
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Revenue earned on uncompleted contracts	$687,730	$678,014
Less: Billings to date	(694,940)	(688,247)
Net (overbilling) underbilling	$(7,210)	$(10,233)

(in thousands)	March 31, 2023	December 31, 2022
Costs in excess of billings and estimated earnings on uncompleted contracts	$37,479	$33,573
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,689)	(43,806)
Net (overbilling) underbilling	$(7,210)	$(10,233)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended March 31, 2023 and 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.

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
As of March 31, 2023, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $285.7 million and $101.2 million, respectively. The Company currently estimates that 56% and 72% of its GCR and ODR remaining performance obligations as of March 31, 2023, respectively, will be recognized as revenue during the remainder of 2023, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 4 – Goodwill and Intangibles
Goodwill
Goodwill was $11.4 million as of March 31, 2023 and December 31, 2022 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three months ended March 31, 2023 and March 31, 2022.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2023
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(107)	$463
Customer relationships – ODR – Jake Marshall	3,050	(536)	2,514
Customer relationships – ODR – Limbach	4,710	(3,828)	882
Favorable leasehold interests – Limbach	190	(101)	89
Backlog – GCR – Jake Marshall	260	(219)	41
Backlog – ODR – Jake Marshall	680	(573)	107
Trade name – Jake Marshall	1,150	(249)	901
Total amortized intangible assets	10,610	(5,613)	4,997
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(5,613)	$14,957
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
Total amortization expense for the Company's definite-lived intangible assets was $0.4 million for both the three months ended March 31, 2023 and 2022.
Note 5 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	19,596	21,453
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.10% through 2027	5,716	4,954
Financing liability	5,351	5,351
Total debt	30,663	31,758
Less - Current portion of long-term debt	(9,643)	(9,564)
Less - Unamortized discount and debt issuance costs	(641)	(666)
Long-term debt	$20,379	$21,528
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
The Wintrust Revolving Loan initially bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 3.5% or a base rate (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA (earnings before interest, income taxes, depreciation and amortization) of the LFS and its subsidiaries for the most recently ended four fiscal quarters. The Wintrust Term Loan initially bore interest, at LFS’s option, at either LIBOR (with a 0.25% floor) plus 4.0% or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for LIBOR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio (as defined below).
LFS was initially required to make principal payments on the Wintrust Term Loan in $0.5 million installments on the last business day of each month commencing on March 31, 2021 with a final payment of all principal and interest not sooner paid on the Wintrust Term Loan due and payable on February 24, 2026.
In conjunction with the Company's acquisitions of JMLLC and CSLLC (the “Jake Marshall Transaction”), the Company entered into an amendment to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Earnout Payments (as defined in Note 7) under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
The A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bears interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio. At March 31, 2023 and 2022, the interest rate in effect on the non-hedged portion of the Wintrust Term Loan was 9.00% and 4.50%, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 8.68% and 4.29%, respectively.
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
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Refer to Note 7 for further information regarding this interest rate swap.
On September 28, 2022, the Company, LFS and LHLLC entered into a second amendment and waiver to the amended and restated Wintrust credit agreement (the “Second Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The Second Amendment to the A&R Wintrust Credit Agreement incorporates certain restricted payment provisions, among other things, to permit LFS to repurchase shares under the Company’s Share Repurchase Program (as defined in Note 6).
As of March 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the three months ended March 31, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $9.4 million and the average daily balance was approximately $0.1 million. For the three months ended March 31, 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 4.00%.
At March 31, 2023, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.
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
As of March 31, 2023, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
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
The Company accounted for the sale and leaseback arrangement as a financing transaction in accordance with ASC Topic 842, “Leases,” as the Lease Agreement was determined to be a finance lease. The Company concluded the Lease Agreement met the qualifications to be classified as a finance lease due to the significance of the present value of the lease payments, using an implicit rate of 11.11% to reflect the Company’s incremental borrowing rate associated with the $5.4 million purchase price as of the Lease Agreement date, compared to the fair value of the Pontiac Facility. The implicit rate associated with the aggregate purchase value, inclusive of tenant improvement allowances, was 6.53% as of the Lease Agreement date.
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
As of March 31, 2023, the financing liability was $4.9 million, net of issuance costs, which was recognized within other long-term debt on the Company's condensed consolidated balance sheets. For the three months ended March 31, 2023, approximately $0.1 million of interest expense associated with the financing was recognized.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	March 31, 2023	December 31, 2022
$15 Exercise Price Sponsor Warrants(1)(2)	600,000	600,000
Merger Warrants(3)(4)	629,643	629,643
Total	1,229,643	1,229,643
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
On March 25, 2022, the Board of Directors approved certain amendments to the Company's Omnibus Incentive Plan (the “2022 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 350,000, for a total of 2,600,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2022 Amended and Restated Omnibus Incentive Plan. The amendments were approved by the Company's stockholders at the Annual Meeting held on June 22, 2022.
See Note 13 for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of March 31, 2023, the Company has made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2023, the Company issued 10,997 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2022. In January 2022, the Company issued a total of 12,898 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2021. As of March 31, 2023, 395,620 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company also believes that the carrying value of the A&R Wintrust Term Loan approximates its respective fair value due to the variable rate on such debt. As of March 31, 2023, the Company determined that the fair value of the A&R Wintrust Term Loan was $19.6 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) fiscal year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheets on December 2, 2021. The fair value of contingent Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liability, the Company recorded a net increase in the estimated fair value of such liabilities of $0.1 million for the three months ended March 31, 2023, which was presented in change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. No changes in the estimated fair value of the contingent payments were recognized during the three months ended March 31, 2022. The Company has assessed the estimated exposure to the contingent earnout liabilities to be approximately $5.5 million at March 31, 2023, of which approximately $3.0 million was included in accrued expenses and other current liabilities and approximately $2.5 million was included in other long-term liabilities. In April 2023, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period.
The Company determines the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement. The Monte Carlo Simulation method models the probability of different financial results of the Acquired Entities during the earn-out period, utilizing a discount rate, which reflects a credit spread over the term-adjusted continuous risk-free rate. As of March 31, 2023 and 2022, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 10.2% and 6.83%, respectively. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of March 31, 2023, the Company determined that the fair value of the interest rate swap was approximately $0.2 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three months ended March 31, 2023, the Company recognized a loss of approximately $0.2 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
Note 8 – Earnings per Share
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
EPS numerator:
Net income (loss)	$2,993	$(1,516)

EPS denominator:
Weighted average shares outstanding – basic	10,475	10,421
Impact of dilutive securities(1)	565	—
Weighted average shares outstanding – diluted	11,040	10,421

EPS:
Basic	$0.29	$(0.15)
Diluted	$0.27	$(0.15)
(1)    For the three months ended March 31, 2022, the Company excluded 153,741 of weighted average anti-dilutive securities related to certain of the Company's outstanding common stock warrants, shares issued in conjunction with the Company's ESPP and nonvested RSUs.
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended March 31,
	2023	2022
Out-of-the-money warrants (see Note 6)	600,000	1,229,643
Service-based RSUs (See Note 13)	—	70,999
Performance and market-based RSUs(1)	—	87,053
Employee Stock Purchase Plan	1,561	3,547
Total	601,561	1,391,242
(1)    For the three months ended March 31, 2022, certain MRSU awards (each defined in Note 13) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table presents our income tax provision and our income tax rate for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Income tax provision (benefit)	$622	$(616)
Income tax rate	17.2%	28.9%
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period over period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
No valuation allowance was required as of March 31, 2023 or December 31, 2022.
Note 10 – Operating Segments
As discussed in Note 1, the Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily HVAC, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on HVAC, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation.
On January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon III stepped down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s former Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer. Following the transition, the Company revised its segment presentation to align with how Mr. McCann assesses performance and makes resource allocation decisions for its operating segments, which is based on segment revenue and segment gross profit. Selling, general and administrative ("SG&A") expenses are no longer reported on a segment basis as the Company's current CODM does not review discrete segment financial information for SG&A in order to assess performance. Interest expense is not allocated to segments because of the corporate management of debt service.
The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.

Condensed consolidated segment information for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Statement of Operations Data:
Revenue:
GCR	$62,291	$71,932
ODR	58,718	42,890
Total revenue	121,009	114,822

Gross profit:
GCR	10,318	8,358
ODR	15,909	9,982
Total gross profit	26,227	18,340

Selling, general and administrative(1)	21,050	18,734
Change in fair value of contingent consideration	141	—
Amortization of intangibles	383	399
Operating income (loss)	$4,653	$(793)

Less unallocated amounts:
Interest expense, net	(667)	(486)
Loss on disposition of property and equipment	(215)	(36)
Loss on early termination of operating lease	—	(817)
Loss on change in fair value of interest rate swap	(156)	—
Total unallocated amounts	(1,038)	(1,339)
Income (loss) before income taxes	$3,615	$(2,132)
(1)    Included within selling, general and administrative expenses was $1.1 million and $0.6 million of stock based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of March 31, 2023, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three months ended March 31, 2023 and 2022, the Company recorded approximately $0.3 million and $0.2 million of income in selling, general and administrative expenses related to this sublease agreement.
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
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets(1)	$18,055	$18,288
Finance	Property and equipment, net(2)(3)	8,118	7,402
Total lease assets		$26,173	$25,690

Liabilities
Current
Operating	Current operating lease liabilities	$3,639	$3,562
Finance	Current portion of long-term debt	2,214	2,135
Noncurrent
Operating	Long-term operating lease liabilities	15,374	15,643
Finance	Long-term debt(4)	8,853	8,170
Total lease liabilities		$30,080	$29,510
(1)     Operating lease assets are recorded net of accumulated amortization of $10.8 million at March 31, 2023 and $12.2 million at December 31, 2022.

(2)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.3 million at March 31, 2023 and $6.0 million at December 31, 2022.
(3)    Includes approximately $2.6 million of net property assets associated with the Company's Pontiac Facility.
(4)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 5 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2023	2022
Operating lease cost	Cost of revenue(1)	$561	$694
Operating lease cost	Selling, general and administrative(1)	645	704
Finance lease cost
Amortization	Cost of revenue(2)	631	651
Interest	Interest expense, net(2)	66	66
Total lease cost		$1,903	$2,115
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for each of the three months ended March 31, 2023 and 2022. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for each of the three months ended March 31, 2023 and 2022, respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
Future minimum commitments for finance and operating leases that have non-cancelable lease terms in excess of one year as of March 31, 2023 were as follows (in thousands):

	Finance Leases			Operating Leases
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Sublease Receipts(2)	Total Operating
Remainder of 2023	$1,742	$—	$1,742	$3,051	$338	$(668)	$2,720
2024	1,745	—	1,745	3,435	450	(912)	2,973
2025	1,282	—	1,282	2,928	450	(939)	2,439
2026	805	—	805	2,815	450	(967)	2,298
2027	142	—	142	1,842	540	(327)	2,055
Thereafter	—	5,351	5,351	1,834	4,275	—	6,109
Total minimum lease payments	$5,716	$5,351	$11,067	$15,904	$6,503	$(3,813)	$18,594
Amounts representing interest	529	11,468	11,997
Aggregate future value of minimum lease payments	$6,245	$16,819	$23,064
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.

The following is a summary of the lease terms and discount rates as of:

	March 31, 2023	December 31, 2022
Weighted average lease term (in years):
Operating	6.80	6.98
Finance (1)	2.96	2.73

Weighted average discount rate:
Operating	4.88%	4.76%
Finance (1)	5.67%	5.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 5 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,164	$1,358
Operating cash flows from finance leases	66	66
Financing cash flows from finance leases	639	660
Right-of-use assets exchanged for lease liabilities:
Operating leases	742	—
Finance leases	1,402	864
Right-of-use assets disposed or adjusted modifying operating leases liabilities	—	(1,276)
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(1)	(19)
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
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company's Southern California business unit refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million plus interest, including alleged increased costs for hiring a different subcontractor to perform the work. The Company has vigorously defended the suit. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial took place before the referee in January 2023, with no formal resolution of the matter having yet been rendered. As of December 31, 2022, the Company determined that a loss was probable, and, as such, recorded an estimated loss contingency, which is included in accrued expenses and other current liabilities reported within the Company’s consolidated balance sheets. In addition, the estimated loss contingency was recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations and was presented within GCR selling, general and administrative expenses within the Company’s segment operations data. There have been no changes in the Bernards matter since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2023, the Company had approximately $109.4 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of March 31, 2023 and December 31, 2022 are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Current liability — workers’ compensation and general liability	$188	$158
Current liability — medical and dental	461	557
Non-current liability	569	343
Total liability	$1,218	$1,058
Restricted cash	$113	$113
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

Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended March 31, 2023 and 2022, the Company recognized $0.4 million of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company's service-based RSU activity for the three months ended March 31, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	280,275	$9.06
Granted	160,433	11.69
Vested	(162,203)	8.32
Forfeited	—	—
Unvested at March 31, 2023	278,505	$10.89
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
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended March 31, 2023 and 2022, the Company recognized $0.7 million and $0.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the three months ended March 31, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	497,940	$8.32
Granted	237,994	11.71
Performance factor adjustment(1)	32,327	4.29
Vested	(121,827)	4.29
Forfeited	—	—
Unvested at March 31, 2023	646,434	$10.12
(1)     Performance-based awards covering the three year period ended December 31, 2022 were paid out in the first quarter of 2023. The performance factor during the measurement period used to determine compensation payouts was 136.13% of the pre-defined metric target.
Market-Based Awards
The vesting of the Company's market-based RSU (“MRSUs”) was contingent upon the Company’s closing price of a share of the Company's common stock on the Nasdaq Capital market, or such other applicable principal securities exchange or quotation system, achieving at least $18.00 over a period of eighty consecutive trading days during the three-year period commencing on August 1, 2018 and concluding on July 31, 2021. On September 4, 2020, the Compensation Committee of the Board of Directors of the Company approved amendments to modify the MRSUs to extend the measurement period to July 16, 2022. In addition to the market performance-based vesting condition, the vesting of such restricted stock unit was subject to continued employment from August 1, 2017 through the later of July 31, 2019 or the date on which the Compensation Committee certifies the achievement of the performance goal. The Company accounted for this amendment as a Type I modification and recognized approximately $0.2 million of incremental stock-based compensation expense over 1.26 years from the modification date based on an updated Monte Carlo simulation model. These awards expired on July 16, 2022 as the MRSU award market condition was not achieved.
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.1 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2023 and 2022 was $3.3 million and $1.1 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $6.2 million at March 31, 2023. These costs are expected to be recognized over a weighted average period of 2 years.

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
Overview
The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of HVAC, mechanical, electrical, plumbing and control systems for commercial, institutional and light industrial markets. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States. In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. The Company is currently in the closeout phases on its remaining Southern California business unit projects and expects to fully exit the Southern California region in 2023 aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 11 for further information on the Southern California Sublease.
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
The Company generates revenue principally from fixed-price construction contracts to deliver HVAC, plumbing, and electrical construction services to its customers. The duration of the Company's contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in HVAC, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.

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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, net of interest income, a loss associated with the early termination of an operating lease, losses associated with the disposition of property and equipment and changes in fair value of interest rate swaps. Deferred financing costs are amortized to interest expense using the effective interest method.
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

Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the GCR work performed at branches into one GCR reportable segment and all of the ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation.
As discussed in Note 10, On January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon III stepped down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s former Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer. Following the transition, the Company revised its segment presentation to align with how Mr. McCann assesses performance and makes resource allocation decisions for its operating segments, which is based on segment revenue and segment gross profit. SG&A expenses are no longer reported on a segment basis as the Company's current CODM does not review discrete segment financial information for SG&A in order to assess performance. Interest expense is not allocated to segments because of the corporate management of debt service.
The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows.
Comparison of Results of Operations for the three months ended March 31, 2023 and 2022
The following table presents operating results for the three months ended March 31, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended March 31,
	2023			2022
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$62,291	51.5%		$71,932	62.6%
ODR	58,718	48.5%		42,890	37.4%
Total revenue	121,009	100.0%		114,822	100.0%

Gross profit:
GCR	10,318	16.6%	(1)	8,358	11.6%	(1)
ODR	15,909	27.1%	(2)	9,982	23.3%	(2)
Total gross profit	26,227	21.7%		18,340	16.0%

Selling, general and administrative(3)	21,050	17.4%		18,734	16.3%
Change in fair value of contingent consideration	141	0.1%		—	—%
Amortization of intangibles	383	0.3%		399	0.3%
Total operating income (loss)	4,653	3.8%		(793)	(0.7)%

Other expenses	(1,038)	(0.9)%		(1,339)	(1.2)%
Total consolidated income before income taxes	3,615	3.0%		(2,132)	(1.9)%
Income tax provision (benefit)	622	0.5%		(616)	(0.5)%
Net income (loss)	$2,993	2.5%		$(1,516)	(1.3)%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

(3)Included within selling, general and administrative expenses was $1.1 million and $0.6 million of stock based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
Revenue

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$62,291	$71,932	$(9,641)	(13.4)%
ODR	58,718	42,890	15,828	36.9%
Total revenue	$121,009	$114,822	$6,187	5.4%
Revenue for the three months ended March 31, 2023 increased by $6.2 million compared to the three months ended March 31, 2022. GCR revenue decreased by $9.6 million, or 13.4%, while ODR revenue increased by $15.8 million, or 36.9%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the New England, Mid-Atlantic, Ohio, Southern California and Tampa operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business.
Gross Profit

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$10,318	$8,358	$1,960	23.5%
ODR	15,909	9,982	5,927	59.4%
Total gross profit	$26,227	$18,340	$7,887	43.0%

Total gross profit as a percentage of consolidated total revenue	21.7%	16.0%
The Company's gross profit for the three months ended March 31, 2023 increased by $7.9 million compared to the three months ended March 31, 2022. GCR gross profit increased $2.0 million, or 23.5%, primarily due to higher margins despite lower revenue. ODR gross profit increased $5.9 million, or 59.4%, due to an increase in revenue at higher margins driven by project mix and timing. The total gross profit percentage increased from 16.0% for the three months ended March 31, 2022 to 21.7% for the same period ended in 2023, mainly driven by the mix of higher margin ODR segment work and becoming more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended March 31, 2023 and 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$21,050	$18,734	$2,316	12.4%

Total selling, general and administrative as a percentage of consolidated total revenue	17.4%	16.3%
The Company's SG&A expense for the three months ended March 31, 2023 increased by approximately $2.3 million compared to the three months ended March 31, 2022. The increase in SG&A was primarily due to a $1.9 million increase associated with payroll related expenses, $0.8 million related to CEO transition costs, and a $0.5 million increase in stock compensation expense, partially offset by a $0.5 million decrease in in rent related expenses and a $0.3 decrease in professional fees. Additionally, SG&A as a percentage of revenue were 17.4% for the three months ended March 31, 2023 and 16.3% for the three months ended March 31, 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.1 million loss for the three months ended March 31, 2023. The increase to the contingent liability was primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of March 31, 2023.
Amortization of Intangibles

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$383	$399	$(16)	(4.0)%
Total amortization expense for the three months ended March 31, 2023 and 2022 was $0.4 million. See Note 4 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended March 31,
	2023	2022	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense, net	$(667)	$(486)	$(181)	37.2%
Loss on disposition of property and equipment	(215)	(36)	(179)	497.2%
Loss on change in fair value of interest rate swap	(156)	—	(156)	100.0%
Loss on early termination of operating lease	—	(817)	817	100.0%
Total other expenses	$(1,038)	$(1,339)	$301	(22.5)%
Total other expenses for the three months ended March 31, 2023 was $1.0 million as compared to $1.3 million for the three months ended March 31, 2022. The decrease in total other expense was primarily driven by a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease in 2022, which was partially offset by an increase in interest expense due to an increase in the average interest rate on the Company's outstanding borrowings in 2023 compared to the prior year.
Income Taxes
The Company recorded an income tax provision of $0.6 million for the three months ended March 31, 2023 and an income tax benefit of $0.6 million for the three months ended March 31, 2022. The effective tax rate was 17.2% and 28.9% for the three months ended March 31, 2023 and 2022, respectively. The U.S. federal statutory tax rate was 21% for the three months ended March 31, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2023 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
GCR and ODR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 3.
The Company's GCR backlog as of March 31, 2023 was $285.7 million compared to $302.9 million at December 31, 2022. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 56% of its GCR backlog as of March 31, 2023 will be recognized as revenue over the remainder of 2023. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
In addition, ODR backlog as of March 31, 2023 was $120.2 million compared to $108.2 million at December 31, 2022. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 84% of its ODR backlog as of March 31, 2023 will be recognized as revenue over the remainder of 2023. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
Of the total backlog at March 31, 2023, the Company expects to recognize approximately $261.0 million over the remainder of 2023.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including: global economic conditions, inflationary cost environment, disruption in our supply chain, the coronavirus disease 2019 (“COVID-19”) pandemic, and the ongoing conflict between Russia and Ukraine. The Company expects elevated levels of cost inflation to persist throughout 2023, although at lower levels than experienced in 2022. The Company anticipates in 2023 that these headwinds will be partially mitigated by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates and, as a result, the Company expects that its interest expense will increase in 2023. While the Company expects the impacts of COVID-19 on its business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty.
While the impact of these factors remains uncertain, the Company continues to evaluate the extent to which they may impact its business, financial condition, or results of operations. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on our business, financial condition, and/or results of operations.
Outlook
The Company continues to focus on creating value for building owners by targeting opportunities for long-term relationships with the vision of becoming an indispensable partner to building owners with mission-critical systems. For 2023, the Company has taken and plans to continue taking steps to focus on the following key areas: (i) improve profitability, operating cash flows and actions oriented to maintaining sufficient liquidity, (ii) focus on ODR-related work with an emphasis on dedicated account relationships (iii) invest in its workforce and (iv) improve project execution and profitability in its GCR segment by remaining selective and pursuing processes that avoid or reduce exposure to jobs that create potential financial challenges for the Company.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2022 and through the first quarter of 2023, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist throughout 2023. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business and this may also impact the conversion rate of our current backlog into revenue.

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
The following table presents summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net cash provided by:
Operating activities	$9,366	$(2,965)
Investing activities	(822)	(130)
Financing activities	(3,169)	6,685
Net increase in cash, cash equivalents and restricted cash	$5,375	$3,590

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$742	$—
Right of use assets obtained in exchange for new finance lease liabilities	1,402	864
Right of use assets disposed or adjusted modifying operating lease liabilities	—	(1,276)
Right of use assets disposed or adjusted modifying finance lease liabilities	(1)	(19)
Interest paid	657	459
Cash paid for income taxes	$44	$9
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of March 31, 2023 and December 31, 2022, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	March 31, 2023	December 31, 2022
Current assets	$212,256	$225,990
Current liabilities	(142,497)	(159,085)

Net working capital	$69,759	$66,905
Current ratio (1)	1.49	1.42

(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 5, as of March 31, 2023, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by (Used in) Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Three Months Ended March 31,
(in thousands)	2023	2022	Cash Inflow (outflow)
Cash flows from operating activities:
Net income (loss)	$2,993	$(1,516)	$4,509
Non-cash operating activities(1)	4,570	4,682	(112)
Changes in operating assets and liabilities:
Accounts receivable	24,581	(19,698)	44,279
Contract assets	(2,737)	8,320	(11,057)
Other current assets	(2,743)	(2,130)	(613)
Accounts payable, including retainage	(14,929)	(105)	(14,824)
Prepaid income taxes	(44)	(47)	3
Accrued taxes payable	686	(501)	1,187
Contract liabilities	868	7,732	(6,864)
Operating lease liabilities	(934)	(1,117)	183
Accrued expenses and other current liabilities	(3,170)	1,419	(4,589)
Other long-term liabilities	225	(4)	229
Cash provided by (used in) working capital	1,803	(6,131)	7,934
Net cash provided by (used in) operating activities	$9,366	$(2,965)	$12,331
(1)Represents non-cash activity associated with depreciation and amortization, provision for doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, loss on sale of property and equipment, loss on early termination of operating lease and changes in fair value of contingent consideration.
During the three months ended March 31, 2023, the Company generated $9.4 million in cash from its operating activities, which consisted of cash provided by working capital of $1.8 million and non-cash adjustments of $4.6 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $3.0 million. During the three months ended March 31, 2022, the Company used $3.0 million from its operating activities, which consisted of cash used in working capital of $6.1 million and a net loss for the period of $1.5 million, partially offset by non-cash adjustments of $4.7 million (primarily depreciation and amortization, stock-based compensation expense and operating lease expense).
The increase in operating cash flows during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to a $44.3 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts inclusive of a $10.0 million cash receipt associated with an outstanding claim resolution. This cash inflow was partially offset by a $17.9 million cash outflow period-over-period related to the aggregate change in our contract assets and liabilities and a $14.8 million change in accounts payable, including retainage. The decrease in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. The cash outflows associated with our accounts payable was due to the timing of cash receipts and payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.8 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, $0.9 million was used to purchase property and equipment, offset by $0.1 million in proceeds from the sale of property and equipment. For the three months ended March 31, 2022, $0.2 million was used to purchase property and equipment, offset by $39.0 thousand in proceeds from the sale of property and equipment.

The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows (Used in) Provided by Financing Activities
Cash flows used in financing activities were $3.2 million for the three months ended March 31, 2023 compared to cash flows provided by financing activities of $6.7 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the Company made A&R Wintrust Term Loan principal payments of $1.9 million, consisting of monthly installment payments of $0.6 million, $0.8 million in taxes related to net share settlement of equity awards and $0.6 million for payments on finance leases, partially offset by $0.2 million associated with proceeds from contributions to the ESPP.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of March 31, 2023:

(in thousands)
Cash & cash equivalents		$41,376
Credit agreement:
A&R Wintrust Revolving Loan	$25,000
Outstanding borrowings on the A&R Wintrust Revolving Loan	—
Outstanding letters of credit	(4,170)
Net credit agreement capacity available		20,830
Total available funding capacity		$62,206
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the three months ended March 31, 2023. Management continues to expect that growth in its ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, will positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $41.4 million as of March 31, 2023, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $20.8 million of availability as of March 31, 2023) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	19,596	21,453
A&R Wintrust Revolving Loan	—	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.10% through 2027	5,716	4,954
Financing liability	5,351	5,351
Total debt	30,663	31,758
Less - Current portion of long-term debt	(9,643)	(9,564)
Less - Unamortized discount and debt issuance costs	(641)	(666)
Long-term debt	$20,379	$21,528
See Note 5 for further discussion.

Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of March 31, 2023 and December 31, 2022, the Company had approximately $109.4 million and $129.6 million in surety bonds outstanding, respectively. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 12 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2023, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
In September 2022, the Company announced that its Board of Directors approved the Share Repurchase Program to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of March 31, 2023, approximately $2.0 million of common stock was repurchased under its Share Repurchase Program, which was funded from the Company’s available cash on hand. There were no shares repurchased during the three months ended March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 5, 2023, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent, which amends and restates the A&R Wintrust Credit Agreement. In accordance with the Second A&R Credit Agreement (i) lenders provided to LFS a $50.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit, an increase of $25.0 million over the A&R Wintrust Revolving Loan, with a maturity date of February 24, 2028 (the “Second A&R Wintrust Revolving Loan”), and (ii) LFS repaid the then outstanding principal balance of the A&R Wintrust Term Loan using proceeds of the Second A&R Wintrust Revolving Loan. Prior to the execution of this agreement, the Company repaid $9.6 million of the then outstanding balance under the A&R Term Loan with cash on hand. As of May 8, 2023, the Company had $10.0 million outstanding under the Second A&R Wintrust Revolving Loan.
The Second A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (as defined in the Second A&R Credit Agreement) (with a 0.15% floor) plus 3.10% or the Prime Rate (as defined in the Second A&R Credit Agreement) (with a 3.0% floor), subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters.
The Second A&R Wintrust Revolving Loan is secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Second A&R Wintrust Revolving Loan shall be jointly and severally guaranteed by each Wintrust Guarantor.
The Second A&R Credit Agreement contains representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the Second A&R Credit Agreement. The Second A&R Wintrust Revolving Loan also contains three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of LFS and its subsidiaries not to exceed an amount beginning at 2.00 to 1.00, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined in the Second A&R Credit Agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement.
LFS and its affiliates maintain various commercial and service relationships with Wintrust and its affiliates in the ordinary course of business.
The foregoing description of the Second A&R Credit Agreement does not purport to be complete and is qualified in its entirety by the full text of the Second A&R Credit Agreement , a copy of which is attached hereto as Exhibit 10.6 and is incorporated herein by reference.

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

3.4
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on April 17, 2023).

10.1
Promotion Letter dated January 17, 2023 -Michael M. McCann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.2
Promotion Letter dated January 17, 2023- Jay Sharp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.3
Promotion Letter dated January 17, 2023- Nick Angerosa (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.4
Employment Transition Agreement dated January 17, 2023, by and between Limbach Facility Services LLC, Limbach Holdings, Inc. and Charles A. Bacon, III (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.5
Limbach Facility Services LLC Performance Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on February 3, 2023).

10.6*
The Second Amended and Restated Credit Agreement dated as of May 4, 2023, by and among Limbach Facility Services LLC, a Delaware limited liability company, Limbach Holdings LLC, a Delaware limited liability company, and the direct and indirect subsidiaries of the Borrower from time to time party to the agreement, as Guarantors, the various institutions from time to time party to the agreement, as Lenders, and Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation, as Administrative Agent and L/C Issuer.

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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMBACH HOLDINGS, INC.

/s/ Michael M. McCann
Michael M. McCann
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jayme L. Brooks
Jayme L. Brooks
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 8, 2023