Form 10-Q
period 2023-06-30
Limbach Holdings, Inc.
filed 2023-08-09
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 7, 2023, there were 11,003,424 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of order in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) unanticipated or unknown liabilities arising in connection with acquisitions or divestitures; (xii) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xiii) delays and/or defaults in customer payments; (xiv) unsatisfactory safety performance; (xv) our inability to properly utilize our workforce; (xvi) labor disputes with unions representing our employees; (xvii) strikes or work stoppages; (xviii) loss of service from certain key personnel; (xix) operational inefficiencies due to our inability to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers; (xx) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xxi) our dependence on subcontracts and suppliers of equipment and materials; (xxii) price increases in materials; (xxiii) changes in energy prices; (xxiv) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxv) reputational harm arising from our participation in construction joint ventures; (xxvi) any difficulties in the financial and surety markets; (xxvii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxviii) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxix) impairment charges for goodwill and intangible assets; (xxx) unexpected expenses arising from contractual warranty obligations; (xxxi) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxxii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxxiii) increased debt service obligations due to our variable rate indebtedness; (xxxiv) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxv) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxvi) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxvii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxviii) COVID-19 vaccination mandates applicable to us and certain of our employees, causing our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance; (xxxvix) future climate change; (xl) adverse weather conditions, which may harm our business and financial results ; (xli) information technology system failures, network disruptions or cyber security breaches; (xlii) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xliii) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlv) costs associated with compliance with environmental, safety and health regulations; (xlvi) our failure to comply with immigration laws and labor regulations; (xl) disruptions due to the conflict in Ukraine; and (xlvii) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$45,929	$36,001
Restricted cash	65	113
Accounts receivable (net of allowance for credit losses of $295 and net of allowance for doubtful accounts of $234 as of June 30, 2023 and December 31, 2022, respectively)	87,230	124,442
Contract assets	59,424	61,453
Income tax receivable	814	95
Other current assets	5,747	3,886
Total current assets	199,209	225,990

Property and equipment, net	19,623	18,224
Intangible assets, net	14,575	15,340
Goodwill	11,370	11,370
Operating lease right-of-use assets	17,149	18,288
Deferred tax asset	4,999	4,829
Other assets	502	515
Total assets	$267,427	$294,556

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,431	$9,564
Current operating lease liabilities	3,598	3,562
Accounts payable, including retainage	53,376	75,122
Contract liabilities	43,682	44,007
Accrued income taxes	1,505	1,888
Accrued expenses and other current liabilities	22,677	24,942
Total current liabilities	127,269	159,085
Long-term debt	19,485	21,528
Long-term operating lease liabilities	14,513	15,643
Other long-term liabilities	502	2,858
Total liabilities	161,769	199,114
Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 10,946,316 and 10,471,410, respectively, and 10,766,664 and 10,291,758 outstanding, respectively	1	1
Additional paid-in capital	89,712	87,809
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	17,945	9,632
Total stockholders’ equity	105,658	95,442
Total liabilities and stockholders’ equity	$267,427	$294,556
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$124,882	$116,120	$245,891	$230,942
Cost of revenue	96,369	94,800	191,151	191,282
Gross profit	28,513	21,320	54,740	39,660
Operating expenses:
Selling, general and administrative	20,416	18,690	41,466	37,424
Change in fair value of contingent consideration	162	765	303	765
Amortization of intangibles	383	399	766	798
Total operating expenses	20,961	19,854	42,535	38,987
Operating income	7,552	1,466	12,205	673
Other (expenses) income:
Interest expense	(511)	(478)	(1,178)	(964)
Interest income	247	—	247	—
Gain (loss) on disposition of property and equipment	175	147	(40)	111
Loss on early termination of operating lease	—	(32)	—	(849)
Loss on early debt extinguishment	(311)	—	(311)	—
Gain on change in fair value of interest rate swap	193	—	37	—
Total other expenses	(207)	(363)	(1,245)	(1,702)
Income (loss) before income taxes	7,345	1,103	10,960	(1,029)
Income tax provision (benefit)	2,025	237	2,647	(379)
Net income (loss)	$5,320	$866	$8,313	$(650)

Earnings (loss) Per Share (“EPS”)
Earnings (loss) per common share:
Basic	$0.50	$0.08	$0.79	$(0.06)
Diluted	$0.46	$0.08	$0.73	$(0.06)
Weighted average number of shares outstanding:
Basic	10,644,423	10,423,068	10,560,381	10,421,886
Diluted	11,507,311	10,567,304	11,336,474	10,421,886
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237
Stock-based compensation	—	—	—	1,101	—	—	1,101
Shares issued related to the exercise of warrants	213,361	—	—	—	—	—	—
Net income	—	—	—	—	—	5,320	5,320
Balance at June 30, 2023	10,946,316	(179,652)	$1	$89,712	$(2,000)	$17,945	$105,658

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Retained earnings	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	$1	$85,553	$1,317	$86,871
Stock-based compensation	—	—	575	—	575
Net income	—	—	—	866	866
Balance at June 30, 2022	10,423,068	$1	$86,128	$2,183	$88,312

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income (loss)	$8,313	$(650)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,859	4,148
Provision for credit losses / doubtful accounts	116	104
Stock-based compensation expense	2,234	1,174
Noncash operating lease expense	1,882	2,232
Amortization of debt issuance costs	58	65
Deferred income tax provision	(170)	(12)
Loss (gain) on sale of property and equipment	40	(111)
Loss on early termination of operating lease	—	849
Loss on change in fair value of contingent consideration	303	765
Loss on early debt extinguishment	311	—
Gain on change in fair value of interest rate swap	(37)	—
Changes in operating assets and liabilities:
Accounts receivable	37,096	(11,796)
Contract assets	2,029	8,904
Other current assets	(1,861)	(520)
Accounts payable, including retainage	(21,747)	(635)
Prepaid income taxes	(719)	(562)
Accrued taxes payable	(383)	(501)
Contract liabilities	(325)	13,123
Operating lease liabilities	(1,836)	(2,165)
Accrued expenses and other current liabilities	(1,806)	(1,861)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—
Other long-term liabilities	159	69
Net cash provided by operating activities	26,292	12,620
Cash flows from investing activities:
Proceeds from sale of property and equipment	275	189
Purchase of property and equipment	(1,499)	(473)
Net cash used in investing activities	(1,224)	(284)
Cash flows from financing activities:
Payments on Wintrust and A&R Wintrust Term Loans	(21,452)	(9,149)
Proceeds from Wintrust Revolving Loan	10,000	15,194
Payments on Wintrust Revolving Loan	—	(11,694)
Payment of contingent consideration liability up to acquisition-date fair value	(1,776)	—
Payments on finance leases	(1,302)	(1,358)
Payments of debt issuance costs	(50)	(25)
Taxes paid related to net-share settlement of equity awards	(847)	(363)
Proceeds from contributions to Employee Stock Purchase Plan	239	213
Net cash used in financing activities	(15,188)	(7,182)
Increase in cash, cash equivalents and restricted cash	9,880	5,154
Cash, cash equivalents and restricted cash, beginning of period	36,114	14,589
Cash, cash equivalents and restricted cash, end of period	$45,994	$19,743
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$742	$—
Right of use assets obtained in exchange for new finance lease liabilities	3,392	1,968
Right of use assets disposed or adjusted modifying operating lease liabilities	—	(1,276)
Right of use assets disposed or adjusted modifying finance lease liabilities	(30)	(77)
Interest paid	1,181	911
Cash paid for income taxes	$3,919	$696

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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2023, its results of operations and equity for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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

In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. As a result of ASU 2022-06, an entity may now elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2024. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements and has determined that these pronouncements did not have a significant impact. As discussed in Note 5, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement. During the second quarter of 2023, the Company entered into the Second A&R Credit Agreement (as defined in Note 5), which also utilizes SOFR as a benchmark rate. In addition, the Company’s interest rate swap utilizes SOFR as its benchmark rate.
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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2023	December 31, 2022	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,006	$33,573	$433
Retainage receivable	25,418	27,880	(2,462)
Total contract assets	$59,424	$61,453	$(2,029)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $19.8 million and $28.5 million as of June 30, 2023 and December 31, 2022, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2023	December 31, 2022	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$43,382	$43,806	$(424)
Provisions for losses	300	201	99
Total contract liabilities	$43,682	$44,007	$(325)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Revenue earned on uncompleted contracts	$739,788	$678,014
Less: Billings to date	(749,164)	(688,247)
Net (overbilling) underbilling	$(9,376)	$(10,233)

(in thousands)	June 30, 2023	December 31, 2022
Costs in excess of billings and estimated earnings on uncompleted contracts	$34,006	$33,573
Billings in excess of costs and estimated earnings on uncompleted contracts	(43,382)	(43,806)
Net (overbilling) underbilling	$(9,376)	$(10,233)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three and six months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the three and six months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more for both periods.
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
As of June 30, 2023, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $260.2 million and $113.6 million, respectively. The Company currently estimates that 52% and 65% of its GCR and ODR remaining performance obligations as of June 30, 2023, respectively, will be recognized as revenue during the remainder of 2023, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 4 – Goodwill and Intangibles
Goodwill
Goodwill was $11.4 million as of June 30, 2023 and December 31, 2022 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and six months ended June 30, 2023 and June 30, 2022.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2023
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(127)	$443
Customer relationships – ODR – Jake Marshall	3,050	(637)	2,413
Customer relationships – ODR – Limbach	4,710	(3,891)	819
Favorable leasehold interests – Limbach	190	(105)	85
Backlog – GCR – Jake Marshall	260	(260)	—
Backlog – ODR – Jake Marshall	680	(680)	—
Trade name – Jake Marshall	1,150	(295)	855
Total amortized intangible assets	10,610	(5,995)	4,615
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(5,995)	$14,575
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
Total amortization expense for the Company's definite-lived intangible assets was $0.4 million and $0.8 million for both the three and six months ended June 30, 2023 and 2022, respectively.
Note 5 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	—	21,453
Wintrust Revolving Loans	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.35% through 2027	6,961	4,954
Financing liability	5,351	5,351
Total debt	22,312	31,758
Less - Current portion of long-term debt	(2,431)	(9,564)
Less - Unamortized discount and debt issuance costs	(396)	(666)
Long-term debt	$19,485	$21,528
Wintrust Term and Revolving Loans
On February 24, 2021, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into a credit agreement (the “Wintrust Credit Agreement”) by and among LFS, LHLLC, Wintrust Guarantors, the lenders party thereto from time to time, Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent and L/C issuer, Bank of the West as documentation agent, M&T Bank as syndication agent, and Wintrust as lead arranger and sole book runner.
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
The A&R Wintrust Revolving Loan bore interest, at LFS’s option, at either the Term SOFR (as defined in the A&R Credit Agreement) (with a 0.15% floor) plus 3.60%, 3.76% or 3.92% for a tenor of one month, three months or six months, respectively, or a base rate (as set forth in the A&R Credit Agreement) (with a 3.0% floor) plus 0.50%, subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters (the “Senior Leverage Ratio”). The A&R Wintrust Term Loan bore interest, at LFS’s option, at either Term SOFR (with a 0.15% floor) plus 4.10%, 4.26% or 4.42% for a tenor of one month, three months or six months, respectively, or a base rate (with a 3.0% floor) plus 1.00%, subject to a 50 (for Term SOFR) or 75 (for base rate) basis point step-down based on the Senior Leverage Ratio.

The A&R Wintrust Term Loan was payable through a combination of (i) monthly installments of approximately $0.6 million due on the last business day of each month commencing on December 31, 2021, (ii) annual Excess Cash Flow payments as defined in the A&R Wintrust Credit Agreement, which are due 120 days after the last day of the Company's fiscal year and (iii) Net Claim Proceeds from Legacy Claims as defined in the A&R Wintrust Credit Agreement. Subject to defaults and remedies under the A&R Credit Agreement, the final payment of all principal and interest not sooner paid on the A&R Wintrust Term Loan was due and payable on February 24, 2026. Subject to defaults and remedies under the A&R Credit Agreement, the A&R Wintrust Revolving Loan would have matured and become due and payable by LFS on February 24, 2026. During the second quarter of 2022, the Company made certain Excess Cash Flow and Net Claim Proceeds payments of $3.3 million and $2.1 million, respectively, which concurrently reduced the outstanding A&R Wintrust Term Loan balance. In addition, during the third quarter of 2022, the Company made a Net Claim Proceeds payment of $0.6 million, which was also applied against the outstanding A&R Wintrust Term Loan balance.
The A&R Wintrust Loans were secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the A&R Wintrust Loans shall be jointly and severally guaranteed by each Wintrust Guarantor.
The A&R Credit Agreement contained representations and warranties, covenants and events of default that are customary for facilities of this type, as more particularly described in the A&R Credit Agreement. The A&R Wintrust Loans also contain three financial maintenance covenants, including (i) a requirement to have as of the last day of each quarter for the senior leverage ratio of the Company and its subsidiaries not to exceed an amount beginning at 2.00 to 1.00, (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ending December 31, 2021, and (iii) no unfinanced capital expenditures, except for unfinanced capital expenditures in the ordinary course of business not exceeding in the aggregate $4.0 million during any fiscal year; and no default or event of default (as defined by the agreement) has occurred and is continuing, 50% of any portion of this annual limit, if not expended in the fiscal year for which it is permitted, may be carried over for expenditure in the next following fiscal year as stipulated by the agreement. LFS and its affiliates maintain various commercial and service relationships with certain members of the syndicate and their affiliates in the ordinary course of business.
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
On May 5, 2023, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement entered into the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent, which amends and restates the A&R Wintrust Credit Agreement. In accordance with the Second A&R Credit Agreement (i) lenders provided to LFS a $50.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit, an increase of $25.0 million over the A&R Wintrust Revolving Loan, with a maturity date of February 24, 2028 (the “Second A&R Wintrust Revolving Loan”), and (ii) LFS repaid the then outstanding principal balance of the A&R Wintrust Term Loan using proceeds of the Second A&R Wintrust Revolving Loan. Prior to the execution of this agreement, the Company repaid $9.6 million of the then outstanding balance under the A&R Term Loan with cash on hand. As a result of the early repayment of the A&R Wintrust Term Loan and certain changes to the members of the loan syndicate under the Second A&R Wintrust Credit Agreement, the Company wrote off approximately $0.3 million of unamortized debt issuance costs, which are reported as a loss on early debt extinguishment on the Company's condensed consolidated statements of operations.
Prior to its repayment on May 5, 2023 and as of June 30, 2022, the interest rate in effect on the non-hedged portion of the A&R Wintrust Term Loan was 9.25% and 5.75%, respectively. For the period from April 1, 2023 through May 5, 2023 and from January 1, 2023 through May 5, 2023, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 9.00% and 8.76%, respectively. For the three and six months ended June 30, 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 4.90% and 4.57%, respectively.
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
The Second A&R Wintrust Revolving Loan is secured by (i) a valid, perfected and enforceable lien of the administrative agent on the ownership interests held by each of LFS and Wintrust Guarantors in their respective subsidiaries; and (ii) a valid, perfected and enforceable lien of the administrative agent on each of LFS and Wintrust Guarantors’ personal property, fixtures and real estate, subject to certain exceptions and limitations. Additionally, the re-payment of the Second A&R Wintrust Revolving Loan is jointly and severally guaranteed by each Wintrust Guarantor.
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
As of June 30, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. As of December 31, 2022, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the three and six months ended June 30, 2023, the maximum outstanding borrowings under either the Company's revolving loan arrangements at any time was $10.0 million during both periods and the average daily balance was approximately $6.3 million and $3.1 million, respectively. For the three and six months ended June 30, 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 7.70% for both periods.
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
At June 30, 2023, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.

The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of June 30, 2023, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
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
As of June 30, 2023, the financing liability was $4.9 million, net of issuance costs, which was recognized within other long-term debt on the Company's condensed consolidated balance sheets. For the three and six months ended June 30, 2023, approximately $0.1 million and $0.2 million of interest expense associated with the financing was recognized.
Note 6 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.

Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants. The Company issued certain Merger Warrants and Additional Merger Warrants in conjunction with the Company's business combination with LHLLC in July 2016 (the “Business Combination”). On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms. During the three months ended June 30, 2023, 600,000 $15 Exercise Price Sponsor Warrants and 163,444 Merger Warrants were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into 167,564 and 45,797 shares of the Company's common stock, respectively. For the period from July 1, 2023 through July 20, 2023, the holders of the Merger Warrants exercised 443,032 warrants on a cashless basis, which resulted in the Merger Warrants being converted into 228,945 shares of the Company's common stock. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023.
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	June 30, 2023	December 31, 2022
$15 Exercise Price Sponsor Warrants(1)(2)	—	600,000
Merger Warrants(3)(4)	466,199	629,643
Total	466,199	1,229,643
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
On March 29, 2023, the Board of Directors approved certain amendments to the Company's Omnibus Incentive Plan (the “2023 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 450,000, for a total of 3,050,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2023 Amended and Restated Omnibus Incentive Plan. The amendments were acted upon by the Company's stockholders at the Annual Meeting held on June 22, 2023.
See Note 13 for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of June 30, 2023, the Company has made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2023, the Company issued 10,997 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2022. In January 2022, the Company issued a total of 12,898 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2021. As of June 30, 2023, 395,620 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2023 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments, one U.S. Treasury Bill and certain investments in money market funds sponsored by a large financial institution. The Company had no such investments as of December 31, 2022. For the three and six months ending June 30, 2023, the Company recognized interest income of approximately $0.2 million associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$32,100	$32,100
U.S. Treasury Bills	5,000	5,000	$—	$—
Money market fund	3,750	3,750	—	—
Total	$40,850	$40,850	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of June 30, 2023, the Company determined that the fair value of the Second

A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 13 month period from closing through December 31, 2022 (the “2022 Earnout Period”) or (ii) fiscal year 2023 (the “2023 Earnout Period”), respectively (collectively, the “Earnout Payments”). To the extent, however, that the gross profit of the Acquired Companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Earnout Period or 2023 Earnout Period, the $3.0 million amount will be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheets on December 2, 2021. The fair value of contingent Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2023, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.2 million and $0.3 million for the three and six ended June 30, 2023, respectively, which was presented in change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded a net increase in the estimated fair value of such liabilities of $0.8 million for both periods. The Company has assessed the estimated exposure to the contingent earnout liability for the 2023 Earnout Period to be approximately $2.7 million at June 30, 2023, which was included in accrued expenses and other current liabilities on the Company's condensed consolidated balance sheets.
The Company determines the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement. The Monte Carlo Simulation method models the probability of different financial results of the Acquired Entities during the earn-out period, utilizing a discount rate, which reflects a credit spread over the term-adjusted continuous risk-free rate. As of June 30, 2023 and 2022, the Earnout Payments associated with the Jake Marshall Transaction were valued utilizing a discount rate of 10.2% and 6.83%, respectively. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Earnout Payments based on the U.S. Treasury Constant Maturity Yield.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of June 30, 2023, the Company determined that the fair value of the interest rate swap was approximately $0.3 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and six months ended June 30, 2023, the Company recognized a gain of approximately $0.2 million and less than $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
EPS numerator:
Net income (loss)	$5,320	$866	$8,313	$(650)

EPS denominator:
Weighted average shares outstanding – basic	10,644	10,423	10,560	10,422
Impact of dilutive securities(1)	863	144	776	—
Weighted average shares outstanding – diluted	11,507	10,567	11,336	10,422

EPS:
Basic	$0.50	$0.08	$0.79	$(0.06)
Diluted	$0.46	$0.08	$0.73	$(0.06)
(1)    For the six months ended June 30, 2022, the Company excluded 150,420 of potentially dilutive securities related to certain of the Company's outstanding common stock warrants, shares issued in conjunction with the Company's ESPP and nonvested RSUs. These securities were excluded from the computation as their effect would have been anti-dilutive. As a result, the computations of net loss per share for the six months ended June 30, 2022 is the same for both basic and diluted.
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Out-of-the-money warrants (see Note 6)	—	1,229,643	—	1,229,643
Service-based RSUs (See Note 13)	1	17,595	26	72,871
Performance and market-based RSUs(1)	15	48,229	60	85,969
Employee Stock Purchase Plan	643	—	2,426	8,451
Total	659	1,295,467	2,512	1,396,934
(1)    For the three and six months ended June 30, 2022, certain MRSU awards (each defined in Note 13) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Income tax provision (benefit)	$2,025	$237	$2,647	$(379)
Income tax rate	27.6%	21.5%	24.2%	36.8%
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period over period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
No valuation allowance was required as of June 30, 2023 or December 31, 2022.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Statement of Operations Data:
Revenue:
GCR	$66,102	$66,336	$128,393	$138,268
ODR	58,780	49,784	117,498	92,674
Total revenue	124,882	116,120	245,891	230,942

Gross profit:
GCR	11,272	8,694	21,590	17,052
ODR	17,241	12,626	33,150	22,608
Total gross profit	28,513	21,320	54,740	39,660

Selling, general and administrative(1)	20,416	18,690	41,466	37,424
Change in fair value of contingent consideration	162	765	303	765
Amortization of intangibles	383	399	766	798
Operating income	$7,552	$1,466	$12,205	$673

Less unallocated amounts:
Interest expense	(511)	(478)	(1,178)	(964)
Interest income	247	—	247	—
Gain (loss) on disposition of property and equipment	175	147	(40)	111
Loss on early termination of operating lease	—	(32)	—	(849)
Loss on early debt extinguishment	(311)	—	(311)	—
Gain on change in fair value of interest rate swap	193	—	37	—
Total unallocated amounts	(207)	(363)	(1,245)	(1,702)
Income (loss) before income taxes	$7,345	$1,103	$10,960	$(1,029)
(1)    Included within selling, general and administrative expenses was $1.1 million and $0.6 million of stock based compensation expense for the three months ended June 30, 2023 and 2022, respectively. For the six month ended June 30, 2023 and 2022, selling, general and administrative expenses included $2.2 million and $1.2 million of stock based compensation expenses, respectively.
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of June 30, 2023, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three and six months ended June 30, 2023, the Company recorded approximately $0.3 million and $0.5 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement. For the three and six months ended June 30, 2022, the Company recorded approximately $0.2 million and $0.4 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement.
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
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets(1)	$17,149	$18,288
Finance	Property and equipment, net(2)(3)	9,307	7,402
Total lease assets		$26,456	$25,690

Liabilities
Current
Operating	Current operating lease liabilities	$3,598	$3,562
Finance	Current portion of long-term debt	2,431	2,135
Noncurrent
Operating	Long-term operating lease liabilities	14,513	15,643
Finance	Long-term debt(4)	9,881	8,170
Total lease liabilities		$30,423	$29,510

(1)     Operating lease assets are recorded net of accumulated amortization of $11.7 million at June 30, 2023 and $12.2 million at December 31, 2022.
(2)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.1 million at June 30, 2023 and $6.0 million at December 31, 2022.
(3)    Includes approximately $2.5 million and $2.6 million of net property assets associated with the Company's Pontiac Facility as of June 30, 2023 and December 31, 2022, respectively.
(4)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 5 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Operating lease cost	Cost of revenue(1)	$522	$657	$1,083	$1,351
Operating lease cost	Selling, general and administrative(1)	612	631	1,257	1,335
Finance lease cost
Amortization	Cost of revenue(2)	667	685	1,298	1,336
Interest	Interest expense, net(2)	86	66	152	132
Total lease cost		$1,887	$2,039	$3,790	$4,154
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for each of the three months ended June 30, 2023 and 2022, and $0.2 million for each of the six months ended June 30, 2023 and 2022. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $1.8 million for both the six months ended June 30, 2023 and 2022, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of June 30, 2023 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2023	$1,501	$253	$1,754	$2,033	$225	$2,258	$448
2024	2,466	515	2,981	3,435	450	3,885	912
2025	1,922	528	2,450	2,928	450	3,378	939
2026	1,391	542	1,933	2,815	450	3,265	967
2027	483	555	1,038	1,842	540	2,382	326
Thereafter	—	14,302	14,302	1,834	4,275	6,109	—
Total minimum lease payments	7,763	16,695	24,458	14,887	6,390	21,277	$3,593
Financing Component (3)	(802)	(11,343)	(12,145)	(1,686)	(1,479)	(3,165)
Net present value of minimum lease payments	6,961	5,351	12,312	13,200	4,911	18,111
Less: current portion of finance and operating lease obligations	(2,431)	—	(2,431)	(3,352)	(246)	(3,598)
Long-term finance and operating lease obligations	$4,530	$5,351	$9,881	$9,848	$4,665	$14,513
(1)    Associated with the aforementioned related party lease entered into with a former member of JMLLC.
(2)    Associated with the aforementioned third party sublease.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	June 30, 2023	December 31, 2022
Weighted average lease term (in years):
Operating	6.68	6.98
Finance (1)	3.18	2.73

Weighted average discount rate:
Operating	4.88%	4.76%
Finance (1)	6.40%	5.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 5 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,294	$2,619
Operating cash flows from finance leases	152	132
Financing cash flows from finance leases	1,302	1,358
Right-of-use assets exchanged for lease liabilities:
Operating leases	742	—
Finance leases	3,392	1,968
Right-of-use assets disposed or adjusted modifying operating leases liabilities	—	(1,276)
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(30)	(77)

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
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company's Southern California business unit refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million plus interest, including alleged increased costs for hiring a different subcontractor to perform the work. The Company has vigorously defended the suit. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial took place before the referee in January 2023, and on April 30, 2023, the referee issued an Amended Statement of Decision awarding Bernards approximately $2.2 million. As of December 31, 2022, the Company had determined that a loss was probable, and, as such, recorded an estimated loss contingency in the amount of $2.2 million, which is included in accrued expenses and other current liabilities reported within the Company’s consolidated balance sheets. In addition, the estimated loss contingency was recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations and was presented within GCR selling, general and administrative expenses within the Company’s segment operations data. The Company is currently evaluating its options to appeal the referee's decisions.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2023, the Company had approximately $117.5 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of June 30, 2023 and December 31, 2022 are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Current liability — workers’ compensation and general liability	$67	$158
Current liability — medical and dental	433	557
Non-current liability	502	343
Total liability	$1,002	$1,058
Restricted cash	$65	$113
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
Following the approval of the 2023 Amended and Restated Omnibus Incentive Plan, the Company has reserved 3,050,000 shares of its common stock for issuance. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. All awards are made in the form of shares only.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended June 30, 2023 and 2022, the Company recognized $0.3 million and $0.4 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs. For the six months ended June 30, 2023 and 2022, the Company recognized $0.7 million of stock-based compensation expense related to outstanding service-based RSUs during both periods.
The following table summarizes the Company's service-based RSU activity for the six months ended June 30, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	280,275	$9.06
Granted	162,369	11.77
Vested	(163,354)	8.58
Forfeited	(42,131)	10.63
Unvested at June 30, 2023	237,159	$10.97
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

The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended June 30, 2023 and 2022, the Company recognized $0.8 million and $0.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the six months ended June 30, 2023 and 2022, the Company recognized $1.5 million and $0.4 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the six months ended June 30, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	497,940	$8.32
Granted	285,005	12.60
Performance factor adjustment(1)	32,327	4.29
Vested	(121,827)	4.29
Forfeited	(116,911)	9.81
Unvested at June 30, 2023	576,534	$10.75
(1)     Performance-based awards covering the three year period ended December 31, 2022 were paid out in the first quarter of 2023 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 136.13% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 32,327 of additional awards associated with the original grant.
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
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized stock-based compensation expense of $2.2 million and $1.2 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2023 and 2022 was $3.4 million and $1.1 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $4.4 million at June 30, 2023. These costs are expected to be recognized over a weighted average period of 1.83 years.
Note 14 – Subsequent Events
On July 3, 2023, the Company completed an acquisition of Chattanooga, TN-based specialty industrial contractor, ACME Industrial Piping, LLC (“ACME”), for a purchase price at closing of $5 million in cash. The transaction also provides for an earnout of up to $2.5 million potentially being paid out over the next two years. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers.

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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, a loss associated with the early termination of an operating lease, gains or losses associated with the disposition of property, equipment, changes in fair value of interest rate swaps, losses associated with the early extinguishment of debt and interest income earned from its overnight repurchase agreements, money market investments, U.S. Treasury Bills and the Company's interest rate swap agreement. Deferred financing costs are amortized to interest expense using the effective interest method.
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
Comparison of Results of Operations for the three months ended June 30, 2023 and 2022
The following table presents operating results for the three months ended June 30, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended June 30,
	2023			2022
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$66,102	52.9%		$66,336	57.1%
ODR	58,780	47.1%		49,784	42.9%
Total revenue	124,882	100.0%		116,120	100.0%

Gross profit:
GCR	11,272	17.1%	(1)	8,694	13.1%	(1)
ODR	17,241	29.3%	(2)	12,626	25.4%	(2)
Total gross profit	28,513	22.8%		21,320	18.4%

Selling, general and administrative(3)	20,416	16.3%		18,690	16.1%
Change in fair value of contingent consideration	162	0.1%		765	0.7%
Amortization of intangibles	383	0.3%		399	0.3%
Total operating income	7,552	6.0%		1,466	1.3%

Other expenses	(207)	(0.2)%		(363)	(0.3)%
Total consolidated income before income taxes	7,345	5.9%		1,103	0.9%
Income tax provision	2,025	1.6%		237	0.2%
Net income	$5,320	4.3%		$866	0.7%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.

(3)Included within selling, general and administrative expenses was $1.1 million and $0.6 million of stock based compensation expense for the three months ended June 30, 2023 and 2022, respectively.
Revenue

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$66,102	$66,336	$(234)	(0.4)%
ODR	58,780	49,784	8,996	18.1%
Total revenue	$124,882	$116,120	$8,762	7.5%
Revenue for the three months ended June 30, 2023 increased by $8.8 million compared to the three months ended June 30, 2022. GCR revenue decreased by $0.2 million, or 0.4%, while ODR revenue increased by $9.0 million, or 18.1%. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business.
Gross Profit

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$11,272	$8,694	$2,578	29.7%
ODR	17,241	12,626	4,615	36.6%
Total gross profit	$28,513	$21,320	$7,193	33.7%

Total gross profit as a percentage of consolidated total revenue	22.8%	18.4%
The Company's gross profit for the three months ended June 30, 2023 increased by $7.2 million compared to the three months ended June 30, 2022. GCR gross profit increased $2.6 million, or 29.7%, primarily due to higher margins on project work period over period. ODR gross profit increased $4.6 million, or 36.6%, due to the combination of an increase in revenue and higher margins driven by contract mix. The total gross profit percentage increased from 18.4% for the three months ended June 30, 2022 to 22.8% for the same period ended in 2023, mainly driven by the mix of higher margin ODR segment work and becoming more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the three months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$20,416	$18,690	$1,726	9.2%

Total selling, general and administrative as a percentage of consolidated total revenue	16.3%	16.1%
The Company's SG&A expense for the three months ended June 30, 2023 increased by approximately $1.7 million compared to the three months ended June 30, 2022. The increase in SG&A was primarily due to a $1.3 million increase associated with payroll related expenses and a $0.5 million increase in stock compensation expense, partially offset by a $0.4 million decrease in rent related expenses. Additionally, SG&A as a percentage of revenue were 16.3% for the three months ended June 30, 2023 and 16.1% for the three months ended June 30, 2022.

Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.2 million and a $0.8 million loss for the three months ended June 30, 2023 and 2022, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of June 30, 2023 and 2022.
Amortization of Intangibles

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$383	$399	$(16)	(4.0)%
Total amortization expense for the three months ended June 30, 2023 and 2022 was $0.4 million. See Note 4 for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended June 30,
	2023	2022	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(511)	$(478)	$(33)	6.9%
Interest income	247	—	247	100.0%
Gain on disposition of property and equipment	175	147	28	19.0%
Gain on change in fair value of interest rate swap	193	—	193	100.0%
Loss on early termination of operating lease	—	(32)	32	100.0%
Loss on early debt extinguishment	(311)	—	(311)	(100.0)%
Total other expenses	$(207)	$(363)	$156	(43.0)%
Total other expenses for the three months ended June 30, 2023 was $0.2 million as compared to $0.4 million for the three months ended June 30, 2022. The decrease in total other expenses was primarily driven by a $0.2 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds, as well as interest income recognized with its interest rate swap agreement. The decrease in total other expenses was partially offset by a $0.3 million loss on early debt extinguishment recognized during the second quarter of 2023 and an increase in interest expense due to an increase in the average interest rate on the Company's outstanding borrowings in 2023 compared to the prior year.
Income Taxes
The Company recorded an income tax provision of $2.0 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was 27.6% and 21.5% for the three months ended June 30, 2023 and 2022, respectively. The U.S. federal statutory tax rate was 21% for the three months ended June 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended June 30, 2023 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.

Comparison of Results of Operations for the six months ended June 30, 2023 and 2022
The following table presents operating results for the six months ended June 30, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six Months Ended June 30,
	2023			2022
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$128,393	52.2%		$138,268	59.9%
ODR	117,498	47.8%		92,674	40.1%
Total revenue	245,891	100.0%		230,942	100.0%

Gross profit:
GCR	21,590	16.8%	(1)	17,052	12.3%	(1)
ODR	33,150	28.2%	(2)	22,608	24.4%	(2)
Total gross profit	54,740	22.3%		39,660	17.2%

Selling, general and administrative(3)	41,466	16.9%		37,424	16.2%
Change in fair value of contingent consideration	303	0.1%		765	0.3%
Amortization of intangibles	766	0.3%		798	0.3%
Total operating income	12,205	5.0%		673	0.3%

Other expenses	(1,245)	(0.5)%		(1,702)	(0.7)%
Total consolidated income before income taxes	10,960	4.5%		(1,029)	(0.4)%
Income tax provision (benefit)	2,647	1.1%		(379)	(0.2)%
Net income (loss)	$8,313	3.4%		$(650)	(0.3)%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.
(3)Included within selling, general and administrative expenses was $2.2 million and $1.2 million of stock based compensation expense for the six months ended June 30, 2023 and 2022, respectively.
Revenue

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$128,393	$138,268	$(9,875)	(7.1)%
ODR	117,498	92,674	24,824	26.8%
Total revenue	$245,891	$230,942	$14,949	6.5%
Revenue for the six months ended June 30, 2023 increased by $14.9 million compared to the six months ended June 30, 2022. GCR revenue decreased by $9.9 million, or 7.1%, while ODR revenue increased by $24.8 million, or 26.8%. The decrease in period over period GCR segment revenue was primarily due to revenue declines in the New England, Mid-Atlantic, Ohio, Southern California and Tampa operating regions. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business.
Gross Profit

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$21,590	$17,052	$4,538	26.6%
ODR	33,150	22,608	10,542	46.6%
Total gross profit	$54,740	$39,660	$15,080	38.0%

Total gross profit as a percentage of consolidated total revenue	22.3%	17.2%
The Company's gross profit for the six months ended June 30, 2023 increased by $15.1 million compared to the six months ended June 30, 2022. GCR gross profit increased $4.5 million, or 26.6%, primarily due to higher margins despite lower revenue. ODR gross profit increased $10.5 million, or 46.6%, due to the combination of an increase in revenue and higher margins driven by contract mix. The total gross profit percentage increased from 17.2% for the six months ended June 30, 2022 to 22.3% for the same period ended in 2023, mainly driven by the mix of higher margin ODR segment work and becoming more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the six months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2022, the Company recorded a material gross profit write-up on one GCR project for a total of $1.3 million that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$41,466	$37,424	$4,042	10.8%

Total selling, general and administrative as a percentage of consolidated total revenue	16.9%	16.2%
The Company's SG&A expense for the six months ended June 30, 2023 increased by approximately $4.0 million compared to the six months ended June 30, 2022. The increase in SG&A was primarily due to a $3.2 million increase associated with payroll related expenses, $1.0 million related to CEO transition costs and a $1.1 million increase in stock compensation expense, partially offset by a $0.9 million decrease in in rent related expenses and a $0.8 million decrease in professional fees. Additionally, SG&A as a percentage of revenue were 16.9% for the six months ended June 30, 2023 and 16.2% for the six months ended June 30, 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.3 million and a $0.8 million loss for the six months ended June 30, 2023 and 2022, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangement as of June 30, 2023 and 2022.
Amortization of Intangibles

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$766	$798	$(32)	(4.0)%
Total amortization expense for the six months ended June 30, 2023 and 2022 was $0.8 million. See Note 4 for further information on the Company's intangible assets.

Other Expenses

	Six Months Ended June 30,
	2023	2022	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(1,178)	$(964)	$(214)	22.2%
Interest income	247	—	$247	100.0%
(Loss) gain on disposition of property and equipment	(40)	111	(151)	(136.0)%
Loss on change in fair value of interest rate swap	37	—	37	100.0%
Loss on early termination of operating lease	—	(849)	849	100.0%
Loss on early debt extinguishment	(311)	—	(311)	(100.0)%
Total other expenses	$(1,245)	$(1,702)	$457	(26.9)%
Total other expenses for the six months ended June 30, 2023 was $1.2 million as compared to $1.7 million for the six months ended June 30, 2022. The decrease in total other expense was primarily driven by a $0.2 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds, as well as interest income recognized with its interest rate swap agreement. In addition, during the six months ended June 30, 2022, the Company recognized a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 11 for further information. The decrease in total other expenses was partially offset by a $0.3 million loss on early debt extinguishment recognized during 2023 and an increase in interest expense due to an increase in the average interest rate on the Company's outstanding borrowings in 2023 compared to the prior year.
Income Taxes
The Company recorded an income tax provision of $2.6 million and an income tax benefit of $0.4 million for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate was 24.2% and 36.8% for the six months ended June 30, 2023 and 2022, respectively. The U.S. federal statutory tax rate was 21% for the three months ended June 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended June 30, 2023 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
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
The Company's GCR backlog as of June 30, 2023 was $260.2 million compared to $302.9 million at December 31, 2022. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 52% of its GCR backlog as of June 30, 2023 will be recognized as revenue over the remainder of 2023. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.

In addition, ODR backlog as of June 30, 2023 was $133.0 million compared to $108.2 million at December 31, 2022. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 72% of its ODR backlog as of June 30, 2023 will be recognized as revenue over the remainder of 2023. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
Of the total backlog at June 30, 2023, the Company expects to recognize approximately $231.5 million over the remainder of 2023.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including: global economic conditions, the inflationary cost environment, disruption in our supply chain, the coronavirus disease 2019 (“COVID-19”) pandemic, and the ongoing conflict between Russia and Ukraine. The Company expects elevated levels of cost inflation to persist throughout 2023, although at lower levels than experienced in 2022. The Company anticipates in 2023 that these headwinds will be partially mitigated by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates and, as a result, the Company expects that its interest expense will increase in 2023. While the Company expects the impacts of COVID-19 on its business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2022 and through the second quarter of 2023, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist throughout 2023. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business, and this may also impact the conversion rate of our current backlog into revenue.
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

The following table presents summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$26,292	$12,620
Investing activities	(1,224)	(284)
Financing activities	(15,188)	(7,182)
Net increase in cash, cash equivalents and restricted cash	$9,880	$5,154

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$742	$—
Right of use assets obtained in exchange for new finance lease liabilities	3,392	1,968
Right of use assets disposed or adjusted modifying operating lease liabilities	—	(1,276)
Right of use assets disposed or adjusted modifying finance lease liabilities	(30)	(77)
Interest paid	1,181	911
Cash paid for income taxes	$3,919	$696
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for doubtful accounts where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of June 30, 2023 and December 31, 2022, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	June 30, 2023	December 31, 2022
Current assets	$199,209	$225,990
Current liabilities	(127,269)	(159,085)

Net working capital	$71,940	$66,905
Current ratio (1)	1.57	1.42
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 5, as of June 30, 2023, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by (Used in) Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Six Months Ended June 30,
(in thousands)	2023	2022	Cash Inflow (outflow)
Cash flows from operating activities:
Net income (loss)	$8,313	$(650)	$8,963
Non-cash operating activities(1)	8,596	9,214	(618)
Changes in operating assets and liabilities:
Accounts receivable	37,096	(11,796)	48,892
Contract assets	2,029	8,904	(6,875)
Other current assets	(1,861)	(520)	(1,341)
Accounts payable, including retainage	(21,747)	(635)	(21,112)
Prepaid income taxes	(719)	(562)	(157)
Accrued taxes payable	(383)	(501)	118
Contract liabilities	(325)	13,123	(13,448)
Operating lease liabilities	(1,836)	(2,165)	329
Accrued expenses and other current liabilities	(1,806)	(1,861)	55
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—	(1,224)
Other long-term liabilities	159	69	90
Cash provided by working capital	9,383	4,056	5,327
Net cash provided by operating activities	$26,292	$12,620	$13,672
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses / doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, loss on early termination of operating lease, changes in fair value of contingent consideration and changes in the fair value of the Company's interest rate swap.
During the six months ended June 30, 2023, the Company generated $26.3 million in cash from its operating activities, which consisted of cash provided by working capital of $9.4 million, non-cash adjustments of $8.6 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $8.3 million. During the six months ended June 30, 2022, the Company generated $12.6 million from its operating activities, which consisted of cash provided by working capital of $4.1 million and $9.2 million of non-cash adjustments (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, the change in fair value of contingent consideration and a loss from the early termination of an operating lease), partially offset by a net loss for the period of $0.7 million.
The increase in operating cash flows during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to a $48.9 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts inclusive of a $10.0 million cash receipt associated with an outstanding claim resolution. This cash inflow was partially offset by a $20.3 million cash outflow period-over-period related to the aggregate change in our contract assets and liabilities and a $21.1 million change in accounts payable, including retainage. The decrease in our overbilled position was due to the timing of contract billings and the recognition of contract revenue. The cash outflows associated with our accounts payable was due to the timing of cash receipts and payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $1.2 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, $1.5 million was used to purchase property and equipment, offset by $0.3 million in proceeds from the sale of property and equipment. For the six months ended June 30, 2022, $0.5 million was used to purchase property and equipment, offset by $0.2 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows (Used in) Provided by Financing Activities

Cash flows used in financing activities were $15.2 million for the six months ended June 30, 2023 compared to $7.2 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $1.3 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period, of which $1.7 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.2 million associated with proceeds from contributions to the ESPP.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of June 30, 2023:

(in thousands)
Cash & cash equivalents(1)		$45,929
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,170)
Net credit agreement capacity available		35,830
Total available funding capacity		$81,759
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2023 consisted of certain overnight repurchase agreements, as well as money market investments and one U.S. Treasury Bill.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the six months ended June 30, 2023. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $45.9 million as of June 30, 2023, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $35.8 million of availability as of June 30, 2023) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	—	21,453
Wintrust Revolving Loans	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.35% through 2027	6,961	4,954
Financing liability	5,351	5,351
Total debt	22,312	31,758
Less - Current portion of long-term debt	(2,431)	(9,564)
Less - Unamortized discount and debt issuance costs	(396)	(666)
Long-term debt	$19,485	$21,528
See Note 5 for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of June 30, 2023 and December 31, 2022, the Company had approximately $117.5 million and $129.6 million in surety bonds outstanding, respectively. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 12 for further discussion.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2023, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
In September 2022, the Company announced that its Board of Directors approved the Share Repurchase Program to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of June 30, 2023, approximately $2.0 million of common stock was repurchased under its Share Repurchase Program, which was funded from the Company’s available cash on hand. There were no shares repurchased during the three and six months ended June 30, 2023.
Shares Issued from the Exercise of Warrants
During the three months ended June 30, 2023, 600,000 $15 Exercise Price Sponsor Warrants and 163,444 Merger Warrants were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into, and the Company issuing, 167,564 and 45,797 shares of the Company's common stock, respectively. The Company received no proceeds from the cashless exercise of the $15 Exercise Price Sponsor Warrants or the Merger Warrants.
The above securities were issued in reliance upon an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
At our 2022 Annual Meeting of Stockholders held on June 22, 2022 (the “2022 Annual Meeting”), our stockholders approved, (i) the election of two Class C members of the Company’s Board of Directors; (ii) the approval of an amendment to the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan, which included an increase in the number of authorized shares under the plan by 350,000 shares of the Company’s common stock, par value $0.0001 per share; (iii) a non-binding advisory vote on the compensation of the Company’s named executive officers; and (iv) the ratification of the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022 (the “Stockholder Actions”). The Stockholder Actions are described more fully in the Company’s definitive proxy statement for the 2022 Annual Meeting, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2022, and the voting results from the meeting are set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The record date established for the 2022 Annual Meeting was April 22, 2022, which exceeded by one day the maximum of 60 days by which a record date is permitted to precede a meeting of stockholders under the Delaware General Corporation Law (the “DGCL”) and the Company’s Amended and Restated Bylaws. The Company has filed a petition seeking the approval of the Delaware Court of Chancery, pursuant to Section 205 of the DGCL, to validate the Stockholder Actions. The Company intends to provide additional information regarding this process as the proceeding under Section 205 moves forward.

Item 6. Exhibits

Exhibit	Description
3.1
Conformed Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on June 23, 2023).

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

10.6
The Second Amended and Restated Credit Agreement dated as of May 4, 2023, by and among Limbach Facility Services LLC, a Delaware limited liability company, Limbach Holdings LLC, a Delaware limited liability company, and the direct and indirect subsidiaries of the Borrower from time to time party to the agreement, as Guarantors, the various institutions from time to time party to the agreement, as Lenders, and Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation, as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on May 8, 2023).

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
Date: August 9, 2023