Form 10-Q
period 2023-09-30
Limbach Holdings, Inc.
filed 2023-11-08
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 6, 2023, there were 11,003,424 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of order in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) unanticipated or unknown liabilities arising in connection with acquisitions or divestitures; (xii) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xiii) delays and/or defaults in customer payments; (xiv) unsatisfactory safety performance; (xv) our inability to properly utilize our workforce; (xvi) labor disputes with unions representing our employees; (xvii) strikes or work stoppages; (xviii) loss of service from certain key personnel; (xix) operational inefficiencies due to our inability to attract and retain qualified managers, employees, joint venture partners, subcontractors and suppliers; (xx) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xxi) our dependence on subcontracts and suppliers of equipment and materials; (xxii) price increases in materials; (xxiii) changes in energy prices; (xxiv) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxv) reputational harm arising from our participation in construction joint ventures; (xxvi) any difficulties in the financial and surety markets; (xxvii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxviii) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxix) impairment charges for goodwill and intangible assets; (xxx) unexpected expenses arising from contractual warranty obligations; (xxxi) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxxii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxxiii) increased debt service obligations due to our variable rate indebtedness; (xxxiv) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxv) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxvi) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxvii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxviii) COVID-19 vaccination mandates applicable to us and certain of our employees, causing our inability to pursue certain work, an increase in attrition rates or absenteeism within our labor force, challenges securing future labor needs, inefficiencies connected to employee turnover, and costs associated with implementation and on-going compliance; (xxxvix) future climate change; (xl) adverse weather conditions, which may harm our business and financial results ; (xli) information technology system failures, network disruptions or cyber security breaches, events or attacks; (xlii) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xliii) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlv) costs associated with compliance with environmental, safety and health regulations; (xlvi) our failure to comply with immigration laws and labor regulations; (xl) disruptions due to the conflict in Ukraine; and (xlvii) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$57,473	$36,001
Restricted cash	65	113
Accounts receivable (net of allowance for credit losses of $295 and net of allowance for doubtful accounts of $234 as of September 30, 2023 and December 31, 2022, respectively)	103,511	124,442
Contract assets	47,853	61,453
Income tax receivable	—	95
Other current assets	5,346	3,886
Total current assets	214,248	225,990

Property and equipment, net	19,377	18,224
Intangible assets, net	16,586	15,340
Goodwill	13,703	11,370
Operating lease right-of-use assets	15,845	18,288
Deferred tax asset	4,830	4,829
Other assets	613	515
Total assets	$285,202	$294,556

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,472	$9,564
Current operating lease liabilities	3,562	3,562
Accounts payable, including retainage	56,589	75,122
Contract liabilities	46,692	44,007
Accrued income taxes	502	1,888
Accrued expenses and other current liabilities	26,724	24,942
Total current liabilities	136,541	159,085
Long-term debt	19,437	21,528
Long-term operating lease liabilities	13,240	15,643
Other long-term liabilities	1,854	2,858
Total liabilities	171,072	199,114
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,183,076 and 10,471,410, respectively, and 11,003,424 and 10,291,758 outstanding, respectively	1	1
Additional paid-in capital	90,992	87,809
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	25,137	9,632
Total stockholders’ equity	114,130	95,442
Total liabilities and stockholders’ equity	$285,202	$294,556
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$127,768	$122,357	$373,659	$353,299
Cost of revenue	96,524	97,503	287,675	288,785
Gross profit	31,244	24,854	85,984	64,514
Operating expenses:
Selling, general and administrative	20,967	18,688	62,433	56,113
Change in fair value of contingent consideration	161	386	464	1,151
Amortization of intangibles	288	386	1,054	1,184
Total operating expenses	21,416	19,460	63,951	58,448
Operating income	9,828	5,394	22,033	6,066
Other income (expenses):
Interest expense	(437)	(547)	(1,615)	(1,511)
Interest income	377	—	624	—
Gain on disposition of property and equipment	68	150	28	262
Loss on early termination of operating lease	—	—	—	(849)
Loss on early debt extinguishment	—	—	(311)	—
Gain on change in fair value of interest rate swap	116	298	153	298
Total other income (expenses)	124	(99)	(1,121)	(1,800)
Income before income taxes	9,952	5,295	20,912	4,266
Income tax provision	2,760	1,654	5,407	1,275
Net income	$7,192	$3,641	$15,505	$2,991

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.66	$0.35	$1.45	$0.29
Diluted	$0.61	$0.34	$1.33	$0.28
Weighted average number of shares outstanding:
Basic	10,962,622	10,444,987	10,695,973	10,429,671
Diluted	11,789,137	10,690,434	11,671,819	10,595,061
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237
Stock-based compensation	—	—	—	1,101	—	—	1,101
Shares issued related to the exercise of warrants	213,361	—	—	—	—	—	—
Net income	—	—	—	—	—	5,320	5,320
Balance at June 30, 2023	10,946,316	(179,652)	$1	$89,712	$(2,000)	$17,945	$105,658
Stock-based compensation	—	—	—	1,140	—	—	1,140
Shares issued related to vested restricted stock units	1,151	—	—	—	—	—	—
Shares issued related to employee stock purchase plan	6,664	—	—	140	—		140
Shares issued related to the exercise of warrants	228,945	—	—	—	—		—
Net income	—	—	—	—	—	7,192	7,192
Balance at September 30, 2023	11,183,076	(179,652)	$1	$90,992	$(2,000)	$25,137	$114,130

	Common Stock
(in thousands, except share amounts)	Number of shares outstanding	Par value amount	Additional paid-in capital	Retained earnings	Stockholders’ equity
Balance at December 31, 2021	10,304,242	$1	$85,004	$2,833	$87,838
Stock-based compensation	—	—	599	—	599
Shares issued related to vested restricted stock units	105,928	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	(148)	—	(148)
Shares issued related to employee stock purchase plan	12,898	—	98	—	98
Net loss	—	—	—	(1,516)	(1,516)
Balance at March 31, 2022	10,423,068	$1	$85,553	$1,317	$86,871
Stock-based compensation	—	—	575	—	575
Net income	—	—	—	866	866
Balance at June 30, 2022	10,423,068	$1	$86,128	$2,183	$88,312
Stock-based compensation	—	—	806	—	806
Shares issued related to employee stock purchase plan	24,592	—	111	—	111
Net income	—	—	—	3,641	3,641
Balance at September 30, 2022	10,447,660	$1	$87,045	$5,824	$92,870

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$15,505	$2,991
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,751	6,173
Provision for credit losses / doubtful accounts	186	235
Stock-based compensation expense	3,374	1,980
Noncash operating lease expense	2,843	3,336
Amortization of debt issuance costs	69	100
Deferred income tax provision	(1)	(1,077)
Gain on sale of property and equipment	(28)	(262)
Loss on early termination of operating lease	—	849
Loss on change in fair value of contingent consideration	464	1,151
Loss on early debt extinguishment	311	—
Gain on change in fair value of interest rate swap	(153)	(298)
Changes in operating assets and liabilities:
Accounts receivable	21,896	(21,906)
Contract assets	14,014	18,597
Other current assets	(1,459)	698
Accounts payable, including retainage	(18,703)	(53)
Prepaid income taxes	95	(101)
Accrued taxes payable	(1,386)	1,763
Contract liabilities	2,312	15,810
Operating lease liabilities	(2,803)	(3,264)
Accrued expenses and other current liabilities	1,997	(3,612)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—
Other long-term liabilities	400	(130)
Net cash provided by operating activities	43,460	22,980
Cash flows from investing activities:
ACME Transaction, net of cash acquired	(4,883)	—
Proceeds from sale of property and equipment	370	442
Purchase of property and equipment	(1,720)	(725)
Net cash used in investing activities	(6,233)	(283)
Cash flows from financing activities:
Payments on Wintrust and A&R Wintrust Term Loans	(21,452)	(11,571)
Proceeds from Wintrust Revolving Loan	10,000	15,194
Payments on Wintrust Revolving Loan	—	(15,194)
Proceeds from financing transaction (see Note 6)	—	5,400
Payments on financing liability	—	(7)
Payment of contingent consideration liability up to acquisition-date fair value	(1,776)	—
Payments on finance leases	(1,991)	(2,051)
Payments of debt issuance costs	(50)	(427)
Taxes paid related to net-share settlement of equity awards	(847)	(363)
Proceeds from contributions to Employee Stock Purchase Plan	313	265
Net cash used in financing activities	(15,803)	(8,754)
Increase in cash, cash equivalents and restricted cash	21,424	13,943
Cash, cash equivalents and restricted cash, beginning of period	36,114	14,589
Cash, cash equivalents and restricted cash, end of period	$57,538	$28,532
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout liability associated with the ACME Transaction	$1,121	$—
Right of use assets obtained in exchange for new operating lease liabilities	1,043	—
Right of use assets obtained in exchange for new finance lease liabilities	4,062	2,171
Right of use assets disposed or adjusted modifying operating lease liabilities	(643)	2,396
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	(77)
Interest paid	1,482	1,425
Cash paid for income taxes	$6,718	$768

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
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”) and ACME Industrial Piping, LLC (“ACME”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2023, its results of operations and equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.
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

In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. As a result of ASU 2022-06, an entity may now elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2024. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements and has determined that these pronouncements did not have a significant impact. As discussed in Note 6, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement. During the second quarter of 2023, the Company entered into the Second A&R Credit Agreement (as defined in Note 6), which also utilizes SOFR as a benchmark rate. In addition, the Company’s interest rate swap utilizes SOFR as its benchmark rate.
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
Note 3 – Acquisitions
ACME Transaction
On July 3, 2023 (the “Effective Date”), the Company, LFS and ACME (the “Acquired Company”), and the owner of the Acquired Company (the “Seller”) entered into a Purchase Agreement (the “Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in the Acquired Company from the Seller (the “ACME Transaction”). The ACME Transaction closed on the Effective Date. As a result of the ACME Transaction, the Acquired Company became a wholly-owned indirect subsidiary of the Company. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total consideration paid by the Company for the ACME Transaction at closing was $5.0 million (the “Closing Purchase Price”), consisting of cash paid to the Seller, subject to typical adjustments for working capital. Of the consideration paid to the Seller, approximately $0.4 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Seller may receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the Purchase Agreement, if the gross profit of the Acquired Company equals or exceeds (i) $2.0 million in the 12-month period beginning on the Effective Date (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the Effective Date (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”).
The Company recorded $0.3 million in acquisition-related expenses associated with professional fees related to the ACME Transaction during the three and nine months ending September 30, 2023, which are included in selling, general and administrative expense in the condensed consolidated statement of operations.
Allocation of Purchase Price. The ACME Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $2.3 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of the ACME Transaction as of the Effective Date by the Company.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$5,181
Earnout provision	1,121
Total Consideration	6,302

Fair value of assets acquired:
Cash and cash equivalents	298
Accounts receivable	1,150
Contract assets	414
Property and equipment	488
Operating lease right-of-use assets	301
Intangible assets	2,300
Amount attributable to assets acquired	4,951

Fair value of liabilities assumed:
Accounts payable, including retainage	170
Current operating lease liabilities	195
Accrued expenses and other current liabilities	138
Contract liabilities	373
Long-term operating lease liabilities	106
Amount attributable to liabilities assumed	982
Goodwill	$2,333
For working capital items, such as cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, the Acquired Company's carrying value was assumed to represent the fair value of these assets due to the current nature of the assets and liabilities. There was no difference between the contract value and fair value of accounts receivable acquired.
The estimated fair value of property and equipment, generally consisting of vehicles, machinery, and equipment, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the property and equipment represented a Level 3 fair value measurement.

As part of the purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships with third-party customers and the acquired trade name and trademarks. The fair value of the customer relationships with third-party customers was determined using the multi-period excess earning method under the income approach. The multi-period excess earnings method is a variation of the discounted cash-flow analysis, which isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting it back to present value. The fair value of the acquired trade name and trademarks intangible asset was determined using an income approach, specifically known as the relief-from-royalty method. This method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs.

The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. Amortization expense recorded in the consolidated statements of operations for the period from the Effective Date to September 30, 2023 was approximately $0.1 million. The estimated annual amortization expense for the remainder of 2023 is approximately $0.1 million, and $0.3 million for each of the next five years.

Intangible assets, net as of September 30, 2023 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$400	$(18)	$382	5.5
Customer relationships	1,900	(46)	1,854	10.3
Total	$2,300	$(64)	$2,236	6.3

The aforementioned contingent ACME Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the ACME Earnout Payments was approximately $1.1 million at the date of acquisition, of which the majority of this balance was included in other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2023. The Company determined the initial fair value of the ACME Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the ACME Earnout Payments associated with the ACME Transaction were valued utilizing discount rates of 8.65% and 14.49%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the ACME Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the Effective Date, the ACME Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2023	December 31, 2022	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,007	$33,573	$(7,566)
Retainage receivable	21,846	27,880	(6,034)
Total contract assets	$47,853	$61,453	$(13,600)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $19.7 million and $28.5 million as of September 30, 2023 and December 31, 2022, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2023	December 31, 2022	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$46,545	$43,806	$2,739
Provisions for losses	147	201	(54)
Total contract liabilities	$46,692	$44,007	$2,685
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Revenue earned on uncompleted contracts	$625,765	$678,014
Less: Billings to date	(646,303)	(688,247)
Net (overbilling) underbilling	$(20,538)	$(10,233)

(in thousands)	September 30, 2023	December 31, 2022
Costs in excess of billings and estimated earnings on uncompleted contracts	$26,007	$33,573
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,545)	(43,806)
Net (overbilling) underbilling	$(20,538)	$(10,233)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended September 30, 2023, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.1 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one material GCR project gross profit write-down for $0.7 million and one material ODR project gross profit write-down for $0.6 million. During the nine months ended

September 30, 2023, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one material GCR project gross profit write-down for $0.5 million and one material ODR project gross profit write-down for $0.7 million. During the three months ended September 30, 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2022, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.0 million and two material GCR project gross profit write-downs for a total of $1.1 million.
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
As of September 30, 2023, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $227.0 million and $138.1 million, respectively. The Company currently estimates that 27% and 48% of its GCR and ODR remaining performance obligations as of September 30, 2023, respectively, will be recognized as revenue during the remainder of 2023, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $13.7 million and $11.4 million as of September 30, 2023 and December 31, 2022, respectively, and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and nine months ended September 30, 2023 and September 30, 2022.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the nine months ended September 30, 2022 and for the year ended December 31, 2022.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2022	$—	$11,370	$11,370
Goodwill as of December 31, 2022	—	11,370	11,370
Goodwill associated with the ACME Transaction	—	2,333	2,333
Goodwill as of September 30, 2023	$—	$13,703	$13,703

Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2023
Amortized intangible assets:
Customer relationships – GCR – Jake Marshall	$570	$(148)	$422
Customer relationships – ODR – Jake Marshall	3,050	(737)	2,313
Customer relationships – ODR – ACME	1,900	(46)	1,854
Customer relationships – ODR – Limbach	4,710	(3,944)	766
Favorable leasehold interests – Limbach	190	(109)	81
Backlog – GCR – Jake Marshall	260	(260)	—
Backlog – ODR – Jake Marshall	680	(680)	—
Trade name – Jake Marshall	1,150	(342)	808
Trade name – ACME	400	(18)	382
Total amortized intangible assets	12,910	(6,284)	6,626
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$22,870	$(6,284)	$16,586
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
Total amortization expense for the Company's definite-lived intangible assets was $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	—	21,453
Wintrust Revolving Loans	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2027	6,949	4,954
Financing liability	5,351	5,351
Total debt	22,300	31,758
Less - Current portion of long-term debt	(2,472)	(9,564)
Less - Unamortized discount and debt issuance costs	(391)	(666)
Long-term debt	$19,437	$21,528
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
In conjunction with the Company's acquisitions of JMLLC and CSLLC (the “Jake Marshall Transaction”), the Company entered into an amendment to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Earnout Payments (as defined in Note 8) under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
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
Prior to its repayment on May 5, 2023 and as of September 30, 2022, the interest rate in effect on the non-hedged portion of the A&R Wintrust Term Loan was 9.25% and 7.25%, respectively. For the period from January 1, 2023 through May 5, 2023, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 8.76%. For the three and nine months ended September 30, 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 6.35% and 5.08%, respectively.
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
As of September 30, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. As of December 31, 2022, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the three and nine months ended September 30, 2023, the maximum outstanding borrowings under either the Company's revolving loan arrangements at any time was $10.0 million during both periods and the average daily balance was approximately $10.0 million and $5.5 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72% during both periods, inclusive of the net impact associated with the Company's interest rate swap arrangement.
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
At September 30, 2023, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.

The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of September 30, 2023, the Company was in compliance with all financial maintenance covenants as required by the A&R Wintrust Loans.
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
As of September 30, 2023, the financing liability was $4.9 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, approximately $0.1 million and $0.4 million of interest expense associated with the financing was recognized.
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
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	September 30, 2023	December 31, 2022
$15 Exercise Price Sponsor Warrants(1)(2)	—	600,000
Merger Warrants(3)(4)	—	629,643
Total	—	1,229,643
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
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority was valid through September 29, 2023. Share repurchases may have been executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program did not obligate the Company to acquire any particular amount of common stock, and the program may have been suspended or terminated by the Company at any time at its discretion without prior notice. As of September 30, 2023, the Company has made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2023 and July 2023, the Company issued 10,997 and 6,664 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2022 and June 30, 2023, respectively. In January 2022 and July 2022, the Company issued a total of 12,898 and 24,592 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2021 and June 30, 2022, respectively. As of September 30, 2023, 388,956 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2023 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments, one U.S. Treasury Bill and certain investments in money market funds sponsored by a large financial institution. The Company had no such investments as of December 31, 2022. For the three and nine months ending September 30, 2023, the Company recognized interest income in the aggregate of approximately $0.4 million and $0.6 million associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$41,687	$41,687
U.S. Treasury Bills	10,000	10,000	$—	$—
Money market fund	3,750	3,750	—	—
Total	$55,437	$55,437	$—	$—
Second A&R Wintrust Revolving Loan

The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of September 30, 2023, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 12-month period from closing through December 31, 2022 (the “2022 Jake Marshall Earnout Period”) or (ii) fiscal year 2023 (the “2023 Jake Marshall Earnout Period”), respectively (collectively, the “Jake Marshall Earnout Payments”). To the extent, however, that the gross profit of the acquired companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Jake Marshall Earnout Period or 2023 Jake Marshall Earnout Period, the $3.0 million amount will be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheets on December 2, 2021. The fair value of contingent Jake Marshall Earnout Payments is based on generating growth rates on the projected gross margins of the acquired entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2023, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period. Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.2 million and $0.5 million for the three and nine ended September 30, 2023, respectively, which was presented in change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded a net increase in the estimated fair value of such liabilities of $0.4 million and $1.2 million, respectively. The Company determined the fair value of the Earnout Payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
As a part of the total consideration for the ACME Transaction, the Company recognized $1.1 million in contingent consideration on the Effective Date. The fair value of contingent ACME Earnout Payments is based on generating growth rates on the projected gross margins of the Acquired Company and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the ACME Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the ACME Earnout Payments associated with the ACME Transaction were valued utilizing discount rates between 8.65% and 14.49%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the ACME Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at September 30, 2023 and December 31, 2022.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period	$2,838	$—	$—	$2,838
First ACME Earnout Period	12	—	—	12
Other long-term liabilities:
Second ACME Earnout Period	1,109	—	—	1,109
Total	$3,959	$—	$—	$3,959

		Fair Value at Reporting Date Using
	December 31, 2022	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2022 Jake Marshall Earnout Period (1)	$2,859	$—	$—	$2,859
Other long-term liabilities:	—
2023 Jake Marshall Earnout Period	2,515	—	—	2,515
Total	$5,374	$—	$—	$5,374
(1)    In April 2023, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of September 30, 2023, the Company determined that the fair value of the interest rate swap was approximately $0.5 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, the Company recognized a gain of approximately $0.1 million and $0.2 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For both the three and nine months ended September 30, 2022, the Company recognized a gain of $0.3 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
EPS numerator:
Net income	$7,192	$3,641	$15,505	$2,991

EPS denominator:
Weighted average shares outstanding – basic	10,963	10,445	10,696	10,430
Impact of dilutive securities	826	245	976	165
Weighted average shares outstanding – diluted	11,789	10,690	11,672	10,595

EPS:
Basic	$0.66	$0.35	$1.45	$0.29
Diluted	$0.61	$0.34	$1.33	$0.28
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Out-of-the-money warrants (see Note 7)	—	1,229,643	—	1,229,643
Service-based RSUs (See Note 14)	—	56	49	3,818
Performance and market-based RSUs(1)	—	197	153	842
Employee Stock Purchase Plan	33	233	1,114	1,301
Total	33	1,230,129	1,316	1,235,604
(1)    For the three and nine months ended September 30, 2022, certain MRSU awards (each defined in Note 14) were not included in the computation of diluted income per common share because the performance and market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
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
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Income tax provision	$2,760	$1,654	$5,407	$1,275
Income tax rate	27.7%	31.2%	25.9%	29.9%
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period over period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
No valuation allowance was required as of September 30, 2023 or December 31, 2022.

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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Statement of Operations Data:
Revenue:
GCR	$61,936	$62,653	$190,329	$200,921
ODR	65,832	59,704	183,330	152,378
Total revenue	127,768	122,357	373,659	353,299

Gross profit:
GCR	11,970	9,648	33,560	26,700
ODR	19,274	15,206	52,424	37,814
Total gross profit	31,244	24,854	85,984	64,514

Selling, general and administrative(1)	20,967	18,688	62,433	56,113
Change in fair value of contingent consideration	161	386	464	1,151
Amortization of intangibles	288	386	1,054	1,184
Operating income	$9,828	$5,394	$22,033	$6,066

Less unallocated amounts:
Interest expense	(437)	(547)	(1,615)	(1,511)
Interest income	377	—	624	—
Gain on disposition of property and equipment	68	150	28	262
Loss on early termination of operating lease	—	—	—	(849)
Loss on early debt extinguishment	—	—	(311)	—
Gain on change in fair value of interest rate swap	116	298	153	298
Total unallocated amounts	124	(99)	(1,121)	(1,800)
Income before income taxes	$9,952	$5,295	$20,912	$4,266
(1)    Included within selling, general and administrative expenses was $1.1 million and $0.8 million of stock based compensation expense for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, selling, general and administrative expenses included $3.4 million and $2.0 million of stock based compensation expenses, respectively.
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

Related Party Lease Agreements. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who became a full-time employee of the Company. The lease term is 10 years and includes an option to extend the lease for two successive periods of two years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years 6 through 10 of the lease term. Fixed rent payments for the extension term shall be increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
In conjunction with the closing of the ACME Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of ACME who became a full-time employee of the Company. The lease term of the lease runs through December 31, 2024 and includes an option to extend the lease for one successive period of one year through December 2025. Base rent for the term of the lease is $17,000 per month for the first six months with payment commencing on July 1, 2023. The fixed rent payment is escalated to $18,000 per month for the twelve month period ending December 31, 2024. Fixed rent payments for the extension term shall be increased to $19,000. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of September 30, 2023, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three and nine months ended September 30, 2023, the Company recorded approximately $0.3 million and $0.5 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement. For the three and nine months ended September 30, 2022, the Company recorded approximately $0.2 million and $0.4 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement.
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
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets(1)	$15,845	$18,288
Finance	Property and equipment, net(2)(3)	9,217	7,402
Total lease assets		$25,062	$25,690

Liabilities
Current
Operating	Current operating lease liabilities	$3,562	$3,562
Finance	Current portion of long-term debt	2,472	2,135
Noncurrent
Operating	Long-term operating lease liabilities	13,240	15,643
Finance	Long-term debt(4)	9,828	8,170
Total lease liabilities		$29,102	$29,510
(1)     Operating lease assets are recorded net of accumulated amortization of $13.0 million at September 30, 2023 and $12.2 million at December 31, 2022.
(2)    Finance lease vehicle assets are recorded net of accumulated amortization of $4.9 million at September 30, 2023 and $6.0 million at December 31, 2022.
(3)    Includes approximately $2.5 million and $2.6 million of net property assets associated with the Company's Pontiac Facility as of September 30, 2023 and December 31, 2022, respectively.
(4)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2023	2022	2023	2022
Operating lease cost	Cost of revenue(1)	$543	$654	$1,626	$2,005
Operating lease cost	Selling, general and administrative(1)	635	622	1,892	1,957
Finance lease cost
Amortization	Cost of revenue(2)	714	684	2,012	2,020
Interest	Interest expense, net(2)	113	68	265	200
Total lease cost		$2,005	$2,028	$5,795	$6,182
(1)    Operating lease costs recorded in cost of revenue included $0.1 million and $0.2 million of variable lease costs for the three months ended September 30, 2023 and 2022, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. In addition, $0.2 million of variable lease costs are included in selling, general and administrative for each of the three months ended September 30, 2023 and 2022, and $0.4 million for each of the nine months ended September 30, 2023 and 2022. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.9 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, and $2.7 million and $2.8 million for the nine months ended September 30, 2023 and 2022, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of September 30, 2023 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2023	$813	$128	$941	$1,347	$218	$1,565	$224
2024	2,624	515	3,139	3,322	666	3,988	912
2025	2,083	528	2,611	2,787	450	3,237	939
2026	1,567	542	2,109	2,670	450	3,120	967
2027	636	555	1,191	1,693	540	2,233	326
Thereafter	—	14,302	14,302	1,536	4,275	5,811	—
Total minimum lease payments	7,723	16,570	24,293	13,355	6,599	19,954	$3,369
Financing Component (3)	(774)	(11,219)	(11,993)	(1,676)	(1,476)	(3,152)
Net present value of minimum lease payments	6,949	5,351	12,300	11,679	5,123	16,802
Less: current portion of finance and operating lease obligations	(2,472)	—	(2,472)	(3,111)	(451)	(3,562)
Long-term finance and operating lease obligations	$4,477	$5,351	$9,828	$8,568	$4,672	$13,240
(1)    Associated with the aforementioned related party leases entered into with former members of JMLLC and ACME.
(2)    Associated with the aforementioned third party sublease.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	September 30, 2023	December 31, 2022
Weighted average lease term (in years):
Operating	6.50	6.98
Finance (1)	3.12	2.73

Weighted average discount rate:
Operating	4.91%	4.76%
Finance (1)	6.66%	5.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,478	$3,890
Operating cash flows from finance leases	227	200
Financing cash flows from finance leases	2,032	2,051
Right-of-use assets exchanged for lease liabilities:
Operating leases	1,043	—
Finance leases	4,062	2,171
Right-of-use assets disposed or adjusted modifying operating leases liabilities	(643)	2,396
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(77)	(77)

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
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company's Southern California business unit refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million plus interest, including alleged increased costs for hiring a different subcontractor to perform the work. The Company has vigorously defended the suit. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial took place before the referee in January 2023, and on April 30, 2023, the referee issued an Amended Statement of Decision awarding Bernards approximately $2.2 million. As of December 31, 2022, the Company had determined that a loss was probable, and, as such, recorded an estimated loss contingency in the amount of $2.2 million, which is included in accrued expenses and other current liabilities reported within the Company’s consolidated balance sheets. In addition, the estimated loss contingency was recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations. The Company is currently evaluating its options to appeal the referee's decisions.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2023, the Company had approximately $99.7 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of September 30, 2023 and December 31, 2022 are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Current liability — workers’ compensation and general liability	$99	$158
Current liability — medical and dental	422	557
Non-current liability	746	343
Total liability	$1,267	$1,058
Restricted cash	$65	$113
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended September 30, 2023 and 2022, the Company recognized $0.5 million of stock-based compensation expense related to outstanding service-based RSUs. For both the nine months ended September 30, 2023 and 2022, the Company recognized $1.2 million of stock-based compensation expense related to outstanding service-based RSUs during both periods.
The following table summarizes the Company's service-based RSU activity for the nine months ended September 30, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	280,275	$9.06
Granted	164,413	11.94
Vested	(163,354)	8.58
Forfeited	(42,131)	10.63
Unvested at September 30, 2023	239,203	$11.09
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

The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended September 30, 2023 and 2022, the Company recognized $0.7 million and $0.3 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the nine months ended September 30, 2023 and 2022, the Company recognized $2.2 million and $0.7 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the nine months ended September 30, 2023:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	497,940	$8.32
Granted	289,092	12.77
Performance factor adjustment(1)	32,327	4.29
Vested	(121,827)	4.29
Forfeited	(116,911)	9.81
Unvested at September 30, 2023	580,621	$10.85
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
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.1 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized stock-based compensation expense of $3.4 million and $2.0 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2023 and 2022 was $3.8 million and $1.1 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $3.9 million at September 30, 2023. These costs are expected to be recognized over a weighted average period of 1.68 years.
Note 15 – Subsequent Events
On November 1, 2023, the Company completed an acquisition of Greensboro, NC-based specialty mechanical contractor, Industrial Air, LLC (“Industrial Air”), for a purchase price at closing of $13.5 million in cash. The transaction also provides for an earnout of up to $6.5 million potentially being paid out over the next two years. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air condition and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems.

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
Overview
The Company is an integrated building systems solutions firm whose expertise is in the design, modular prefabrication, installation, management and maintenance of HVAC, mechanical, electrical, plumbing and control systems for commercial, institutional and light industrial markets. The Company operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States. In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. The Company is currently in the closeout phases on its remaining Southern California business unit projects and expects to fully exit the Southern California region in 2023 aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 12 for further information on the Southern California Sublease.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangement resulting from both the Jake Marshall and ACME transactions. As a part of the total consideration for the Jake Marshall Transaction, the Company initially recognized $3.1 million in contingent consideration associated with the Jake Marshall Earnout Payments. In addition, the Company initially recognized $1.1 million in contingent consideration associated with the ACME Earnout Payments. The carrying value of the Jake Marshall and ACME Earnout Payments is subject to remeasurement at fair value at each reporting date through the end of the earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships in the ODR segment. As a result of the Jake Marshall Transaction, the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. In addition, as a result of the ACME Transaction, the Company recognized, in the aggregate, an additional $2.3 million of intangible assets associated with customer relationships with third-party customers and the acquired trade name. Both the Jake Marshall and ACME-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 for further discussion of the Company’s acquired intangible assets as a result of the ACME Transaction.
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
As discussed in Note 11, on January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon III stepped down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s former Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer. Following the transition, the Company revised its segment presentation to align with how Mr. McCann assesses performance and makes resource allocation decisions for its operating segments, which is based on segment revenue and segment gross profit. SG&A expenses are no longer reported on a segment basis as the Company's current CODM does not review discrete segment financial information for SG&A in order to assess performance. Interest expense is not allocated to segments because of the corporate management of debt service.
The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s unaudited condensed consolidated statements of operations, balance sheets or statements of cash flows.

Comparison of Results of Operations for the three months ended September 30, 2023 and 2022
The following table presents operating results for the three months ended September 30, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2023			2022
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$61,936	48.5%		$62,653	51.2%
ODR	65,832	51.5%		59,704	48.8%
Total revenue	127,768	100.0%		122,357	100.0%

Gross profit:
GCR	11,970	19.3%	(1)	9,648	15.4%	(1)
ODR	19,274	29.3%	(2)	15,206	25.5%	(2)
Total gross profit	31,244	24.5%		24,854	20.3%

Selling, general and administrative(3)	20,967	16.4%		18,688	15.3%
Change in fair value of contingent consideration	161	0.1%		386	0.3%
Amortization of intangibles	288	0.2%		386	0.3%
Total operating income	9,828	7.7%		5,394	4.4%

Other income (expenses)	124	0.1%		(99)	(0.1)%
Total consolidated income before income taxes	9,952	7.8%		5,295	4.3%
Income tax provision	2,760	2.2%		1,654	1.4%
Net income	$7,192	5.6%		$3,641	3.0%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.
(3)Included within selling, general and administrative expenses was $1.1 million and $0.8 million of stock based compensation expense for the three months ended September 30, 2023 and 2022, respectively.
Revenue

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$61,936	$62,653	$(717)	(1.1)%
ODR	65,832	59,704	6,128	10.3%
Total revenue	$127,768	$122,357	$5,411	4.4%
Revenue for the three months ended September 30, 2023 increased by $5.4 million compared to the three months ended September 30, 2022. GCR revenue decreased by $0.7 million, or 1.1%, while ODR revenue increased by $6.1 million, or 10.3%. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. In addition, ODR segment revenue increased by approximately $1.5 million as a result of the ACME transaction.

Gross Profit

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$11,970	$9,648	$2,322	24.1%
ODR	19,274	15,206	4,068	26.8%
Total gross profit	$31,244	$24,854	$6,390	25.7%

Total gross profit as a percentage of consolidated total revenue	24.5%	20.3%
The Company's gross profit for the three months ended September 30, 2023 increased by $6.4 million compared to the three months ended September 30, 2022. GCR gross profit increased $2.3 million, or 24.1%, primarily due to higher margins on project work period over period. ODR gross profit increased $4.1 million, or 26.8%, due to the combination of an increase in revenue and higher margins driven by contract mix. The total gross profit percentage increased from 20.3% for the three months ended September 30, 2022 to 24.5% for the same period ended in 2023, mainly driven by the mix of higher margin ODR segment work and becoming more selective when pursuing GCR work, as well as a gross profit write-up of $1.2 million during the quarter related to a settlement of a prior claim. From the Effective Date through September 30, 2023, the ACME Transaction generated approximately $0.4 million in gross profit, which was attributable to the ODR segment.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the three months ended September 30, 2023, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.1 million, inclusive of a $1.2 million write-up related to a settlement of a past claim, and one material GCR project gross profit write-down for $0.7 million and one material ODR project gross profit write-down for $0.6 million. During the three months ended September 30, 2022, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$20,967	$18,688	$2,279	12.2%

Total selling, general and administrative as a percentage of consolidated total revenue	16.4%	15.3%
The Company's SG&A expense for the three months ended September 30, 2023 increased by approximately $2.3 million compared to the three months ended September 30, 2022. The increase in SG&A expense was primarily due to a $1.4 million increase associated with payroll related expenses, a $0.6 million increase associated with professional fees, which included costs associated with the ACME Transaction, and a $0.3 million increase in stock compensation expense. SG&A expense associated with the acquired entity in the ACME Transaction from the Effective Date through September 30, 2023 was approximately $0.3 million. Additionally, SG&A expense as a percentage of revenue was 16.4% for the three months ended September 30, 2023 and 15.3% for the three months ended September 30, 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.2 million and a $0.4 million loss for the three months ended September 30, 2023 and 2022, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of September 30, 2023 and 2022.

Amortization of Intangibles

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$288	$386	$(98)	(25.4)%
Total amortization expense for the three months ended September 30, 2023 and 2022 was $0.3 million and $0.4 million, respectively. See Note 5 for further information on the Company's intangible assets. In addition, see Note 3 for further discussion of the Company's acquired intangible assets as a result of the ACME Transaction.
Other Expenses

	Three Months Ended September 30,
	2023	2022	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(437)	$(547)	$110	(20.1)%
Interest income	377	—	377	100.0%
Gain on disposition of property and equipment	68	150	(82)	(54.7)%
Gain on change in fair value of interest rate swap	116	298	(182)	100.0%
Loss on early debt extinguishment	—	—	—	(100.0)%
Total other income (expenses)	$124	$(99)	$223	225.3%
Total other income for the three months ended September 30, 2023 was $0.1 million as compared to total other expenses of $0.1 million for the three months ended September 30, 2022. The increase in total other income (expenses) was primarily driven by a $0.4 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds. Interest expense for the three months ended September 30, 2023 and 2022 decreased by $0.1 million, which was the result of lower overall outstanding debt balance period-over-period despite higher interest rates on outstanding debt.
Income Taxes
The Company recorded an income tax provision of $2.8 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 27.7% and 31.2% for the three months ended September 30, 2023 and 2022, respectively. The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.

Comparison of Results of Operations for the nine months ended September 30, 2023 and 2022
The following table presents operating results for the nine months ended September 30, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine Months Ended September 30,
	2023			2022
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
GCR	$190,329	50.9%		$200,921	56.9%
ODR	183,330	49.1%		152,378	43.1%
Total revenue	373,659	100.0%		353,299	100.0%

Gross profit:
GCR	33,560	17.6%	(1)	26,700	13.3%	(1)
ODR	52,424	28.6%	(2)	37,814	24.8%	(2)
Total gross profit	85,984	23.0%		64,514	18.3%

Selling, general and administrative(3)	62,433	16.7%		56,113	15.9%
Change in fair value of contingent consideration	464	0.1%		1,151	0.3%
Amortization of intangibles	1,054	0.3%		1,184	0.3%
Total operating income	22,033	5.9%		6,066	1.7%

Other expenses	(1,121)	(0.3)%		(1,800)	(0.5)%
Total consolidated income before income taxes	20,912	5.6%		4,266	1.2%
Income tax provision	5,407	1.4%		1,275	0.4%
Net income	$15,505	4.1%		$2,991	0.8%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.
(3)Included within selling, general and administrative expenses was $3.4 million and $2.0 million of stock based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.
Revenue

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR	$190,329	$200,921	$(10,592)	(5.3)%
ODR	183,330	152,378	30,952	20.3%
Total revenue	$373,659	$353,299	$20,360	5.8%
Revenue for the nine months ended September 30, 2023 increased by $20.4 million compared to the nine months ended September 30, 2022. GCR revenue decreased by $10.6 million, or 5.3%, while ODR revenue increased by $31.0 million, or 20.3%. The Company continued to focus on improving project execution and profitability by pursuing GCR opportunities that were smaller in size, shorter in duration, and where the Company can leverage its captive design and engineering services. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. In addition, ODR segment revenue increased by approximately $1.5 million as a result of the ACME transaction.

Gross Profit

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$33,560	$26,700	$6,860	25.7%
ODR	52,424	37,814	14,610	38.6%
Total gross profit	$85,984	$64,514	$21,470	33.3%

Total gross profit as a percentage of consolidated total revenue	23.0%	18.3%
The Company's gross profit for the nine months ended September 30, 2023 increased by $21.5 million compared to the nine months ended September 30, 2022. GCR gross profit increased $6.9 million, or 25.7%, primarily due to higher margins despite lower revenue. ODR gross profit increased $14.6 million, or 38.6%, due to the combination of an increase in revenue and higher margins driven by contract mix. The total gross profit percentage increased from 18.3% for the nine months ended September 30, 2022 to 23.0% for the same period ended in 2023, mainly driven by the mix of higher margin ODR segment work and becoming more selective when pursuing GCR work. From the Effective Date through September 30, 2023, the ACME Transaction generated approximately $0.4 million in gross profit, which was attributable to the ODR segment.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the nine months ended September 30, 2023, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million, inclusive of a $1.2 million write-up related to a settlement of a past claim, and one material GCR project gross profit write-down for $0.5 million and one material ODR project gross profit write-down for $0.7 million. During the nine months ended September 30, 2022, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.0 million and two material GCR project gross profit write-downs for a total of $1.1 million.
Selling, General and Administrative

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$62,433	$56,113	$6,320	11.3%

Total selling, general and administrative as a percentage of consolidated total revenue	16.7%	15.9%
The Company's SG&A expense for the nine months ended September 30, 2023 increased by approximately $6.3 million compared to the nine months ended September 30, 2022. The increase in SG&A expense was primarily due to a $4.7 million increase associated with payroll related expenses, a $1.4 million increase in stock compensation expense and $1.0 million related to CEO transition costs, partially offset by a $1.1 million decrease in rent related expenses. SG&A expense associated with the acquired entity in the ACME Transaction from the Effective Date through September 30, 2023 was approximately $0.3 million. Additionally, SG&A expense as a percentage of revenue was 16.7% for the nine months ended September 30, 2023 and 15.9% for the nine months ended September 30, 2022.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.5 million and a $1.2 million loss for the nine months ended September 30, 2023 and 2022, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of September 30, 2023 and 2022.

Amortization of Intangibles

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$1,054	$1,184	$(130)	(11.0)%
Total amortization expense for the nine months ended September 30, 2023 and 2022 was $1.1 million and $1.2 million, respectively. See Note 5 for further information on the Company's intangible assets.
Other Expenses

	Nine Months Ended September 30,
	2023	2022	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(1,615)	$(1,511)	$(104)	6.9%
Interest income	624	—	$624	100.0%
Gain on disposition of property and equipment	28	262	(234)	(89.3)%
Loss on change in fair value of interest rate swap	153	298	(145)	(48.7)%
Loss on early termination of operating lease	—	(849)	849	100.0%
Loss on early debt extinguishment	(311)	—	(311)	(100.0)%
Total other expenses	$(1,121)	$(1,800)	$679	(37.7)%
Total other expenses for the nine months ended September 30, 2023 was $1.1 million as compared to $1.8 million for the nine months ended September 30, 2022. The decrease in total other expenses was primarily driven by a $0.6 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds, as well as a $0.1 million offset to interest expense as a result of the Company's interest rate swap agreement. In addition, during 2022, the Company recognized a $0.8 million loss as a result of the early termination of its Pittsburgh operating lease. See Note 12 for further information. The decrease in total other expenses was partially offset by a $0.3 million loss on early debt extinguishment recognized during 2023 and an increase in interest expense due to an increase in the average interest rate on the Company's outstanding borrowings in 2023 compared to the prior year.
Income Taxes
The Company recorded an income tax provision of $5.4 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was 25.9% and 29.9% for the nine months ended September 30, 2023 and 2022, respectively. The U.S. federal statutory tax rate was 21% for the three months ended September 30, 2023 and 2022. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
GCR and ODR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. Additional information related to the Company’s remaining performance obligations is provided in Note 4.
The Company's GCR backlog as of September 30, 2023 was $227.0 million compared to $302.9 million at December 31, 2022. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 27% of its GCR backlog as of September 30, 2023 will be recognized as revenue over the remainder of 2023. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
In addition, ODR backlog as of September 30, 2023 was $157.7 million compared to $108.2 million at December 31, 2022. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 45% of its ODR backlog as of September 30, 2023 will be recognized as revenue over the remainder of 2023. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business. In addition, as of September 30, 2023, ODR backlog included approximately $1.5 million of backlog associated with the operations of ACME.
Of the total backlog at September 30, 2023, the Company expects to recognize approximately $132.6 million over the remainder of 2023.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including: global economic conditions, the inflationary cost environment, elevated labor costs, disruption in our supply chain, the coronavirus disease 2019 (“COVID-19”) pandemic, and the ongoing conflict between Russia and Ukraine. The Company expects elevated levels of cost inflation to persist through the remainder of 2023, although at lower levels than experienced in 2022. These headwinds have been partially mitigated in 2023 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates and, as a result, the Company has experienced an increase in its interest expense in 2023. While the impacts of COVID-19 on the Company's business has moderated, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty and the conflict in the Middle East may add to these issues.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to our results of operations and financial condition. During fiscal year 2022 and through the third quarter of 2023, we have experienced higher cost of materials on specific projects and delays in our supply chain for equipment and service vehicles from the manufacturers, and we expect these higher costs and delays in our supply chain to persist throughout 2023. When appropriate, we include cost escalation factors into our bids and proposals, as well as limit the acceptance time of our bid. In addition, we are often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on our projects. Notwithstanding these efforts, if we experience significant disruptions to our supply chain, we may need to delay certain projects that would otherwise be accretive to our business, and this may also impact the conversion rate of our current backlog into revenue.

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
The following table presents summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(in thousands)
Net cash provided by (used in):
Operating activities	$43,460	$22,980
Investing activities	(6,233)	(283)
Financing activities	(15,803)	(8,754)
Net increase in cash, cash equivalents and restricted cash	$21,424	$13,943

Noncash investing and financing transactions:
Earnout liability associated with the ACME Transaction	$1,121	$—
Right of use assets obtained in exchange for new operating lease liabilities	1,043	—
Right of use assets obtained in exchange for new finance lease liabilities	4,062	2,171
Right of use assets disposed or adjusted modifying operating lease liabilities	(643)	2,396
Right of use assets disposed or adjusted modifying finance lease liabilities	(77)	(77)
Interest paid	1,482	1,425
Cash paid for income taxes	$6,718	$768
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact the Company's working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of September 30, 2023 and December 31, 2022, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents our summarized working capital information:

(in thousands, except ratios)	September 30, 2023	December 31, 2022
Current assets	$214,248	$225,990
Current liabilities	(136,541)	(159,085)

Net working capital	$77,707	$66,905
Current ratio (1)	1.57	1.42
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of September 30, 2023, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$15,505	$2,991	$12,514
Non-cash operating activities(1)	12,816	12,187	629
Changes in operating assets and liabilities:
Accounts receivable	21,896	(21,906)	43,802
Contract assets	14,014	18,597	(4,583)
Other current assets	(1,459)	698	(2,157)
Accounts payable, including retainage	(18,703)	(53)	(18,650)
Prepaid income taxes	95	(101)	196
Accrued taxes payable	(1,386)	1,763	(3,149)
Contract liabilities	2,312	15,810	(13,498)
Operating lease liabilities	(2,803)	(3,264)	461
Accrued expenses and other current liabilities	1,997	(3,612)	5,609
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—	(1,224)
Other long-term liabilities	400	(130)	530
Cash provided by working capital	15,139	7,802	7,337
Net cash provided by operating activities	$43,460	$22,980	$20,480
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
During the nine months ended September 30, 2023, the Company generated $43.5 million in cash from its operating activities, which consisted of cash provided by working capital of $15.1 million, non-cash adjustments of $12.8 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $15.5 million. During the nine months ended September 30, 2022, the Company generated $23.0 million from its operating activities, which consisted of cash provided by working capital of $7.8 million, $12.2 million of non-cash adjustments (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, the change in fair value of contingent consideration and a loss from the early termination of an operating lease) and net income for the period of $3.0 million.
The increase in operating cash flows during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to a $43.8 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts, inclusive of an aggregate $25.6 million in cash receipts associated with certain outstanding claim resolutions. This cash inflow was partially offset by a $18.1 million cash outflow period-over-period related to the aggregate change in our contract assets and liabilities and a $18.7 million change in accounts payable, including retainage. The increase in our overbilled position was due to the timing of contract billings and the recognition of contract revenue, as well as the successful resolution of certain outstanding claims. The cash outflows associated with our accounts payable was due to the timing of cash receipts and payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $6.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities for the nine months ended September 30, 2023 of $4.9 million represented cash outflows associated with the ACME Transaction, net of cash acquired. In addition, cash used in investing activities for the nine months ended September 30, 2023 included $1.7 million, which was used to purchase property and equipment, partially offset by $0.4 million in proceeds from the sale of property and equipment. For the nine months ended September 30, 2022, $0.7 million was used to purchase property and equipment, partially offset by $0.4 million in proceeds from the sale of property and equipment.
The majority of our cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $15.8 million for the nine months ended September 30, 2023 compared to $8.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $2.0 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period, of which $1.7 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.4 million associated with proceeds from contributions to the ESPP.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of September 30, 2023:

(in thousands)
Cash & cash equivalents(1)		$57,473
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,170)
Net credit agreement capacity available		35,830
Total available funding capacity		$93,303
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2023 consisted of certain overnight repurchase agreements, as well as money market investments and one U.S. Treasury Bill.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2023. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.

Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $57.5 million as of September 30, 2023, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $35.8 million of availability as of September 30, 2023) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, plus interest through February 2026	—	21,453
Wintrust Revolving Loans	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2027	6,949	4,954
Financing liability	5,351	5,351
Total debt	22,300	31,758
Less - Current portion of long-term debt	(2,472)	(9,564)
Less - Unamortized discount and debt issuance costs	(391)	(666)
Long-term debt	$19,437	$21,528
See Note 6 for further discussion.
Surety Bonding
In connection with our business, we are occasionally required to provide various types of surety bonds that provide an additional measure of security to our customers for our performance under certain government and private sector contracts. Our ability to obtain surety bonds depends upon our capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time-to-time. The bonds we provide typically reflect the contract value. As of September 30, 2023 and December 31, 2022, the Company had approximately $99.7 million and $129.6 million in surety bonds outstanding, respectively. We believe that our $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which have limited bonding capacity. See Note 13 for further discussion.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2023, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
In September 2022, the Company announced that its Board of Directors approved the Share Repurchase Program to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority is valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of September 30, 2023, approximately $2.0 million of common stock was repurchased under its Share Repurchase Program, which was funded from the Company’s available cash on hand. There were no shares repurchased during the three and nine months ended September 30, 2023.
Shares Issued from the Exercise of Warrants
During the three months ended September 30, 2023, the holders of the Merger Warrants exercised 443,032 warrants on a cashless basis, which resulted in the Merger Warrants being converted into 228,945 shares of the Company's common stock. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023. During the nine months ended September 30, 2023, 600,000 $15 Exercise Price Sponsor Warrants and 606,476 Merger Warrants were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into, and the Company issuing, 167,564 and 274,742 shares of the Company's common stock, respectively. The Company received no proceeds from the cashless exercise of the $15 Exercise Price Sponsor Warrants or the Merger Warrants.
The above securities were issued in reliance upon an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
At our 2022 Annual Meeting of Stockholders held on June 22, 2022 (the “2022 Annual Meeting”), our stockholders approved, (i) the election of two Class C members of the Company’s Board of Directors; (ii) the approval of an amendment to the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan, which included an increase in the number of authorized shares under the plan by 350,000 shares of the Company’s common stock, par value $0.0001 per share; (iii) a non-binding advisory vote on the compensation of the Company’s named executive officers; and (iv) the ratification of the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022 (the “Stockholder Actions”). The Stockholder Actions are described more fully in the Company’s definitive proxy statement for the 2022 Annual Meeting, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2022, and the voting results from the meeting are set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The record date established for the 2022 Annual Meeting was April 22, 2022, which exceeded by one day the maximum of 60 days by which a record date is permitted to precede a meeting of stockholders under the Delaware General Corporation Law (the “DGCL”) and the Company’s Amended and Restated Bylaws. As was described in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2023, the Company filed a petition seeking the approval of the Delaware Court of Chancery (the “Court”), pursuant to Section 205 of the DGCL, to validate the Stockholder Actions (the “Section 205 Petition”). On

September 18, 2023, the Court granted a final order approving all of the relief requested by the Company in the Section 205 Petition, including validation of the Stockholder Actions (the “Final Order”). After the Court granted the Final Order, the Court also dismissed a purported putative class action and derivative lawsuit (the “Action”) brought against the Company by Patrick Ayers (the “Plaintiff”). The Action was related to, but independent of, the Section 205 Petition and was dismissed as moot upon validation of the Section 205 Petition. The Action was dismissed with prejudice as to the Plaintiff and is deemed resolved by the Company, other than resolving an anticipated application for an award of attorneys’ fees and reimbursement of expenses from the Plaintiff’s attorneys. No compensation in any form has passed directly or indirectly from the Company to the Plaintiff or the Plaintiff’s attorneys in the Action, and no promise to give any such compensation has been made. The Company is currently in the process of attempting to resolve the application for the award of attorney’s fees and reimbursement of expenses for the Plaintiff’s attorneys.

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
Date: November 8, 2023