Form 10-K
period 2023-12-31
Limbach Holdings, Inc.
filed 2024-03-13
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $241.0 million.
As of March 12, 2024, the number of shares outstanding of the registrant’s common stock was 11,131,702.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.
FORM 10-K
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company”, “Limbach”, “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein, or incorporated herein by reference, include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,”

“plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
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
•We place significant decision making powers with our business units’ management, which presents certain risks that may cause the operating results of individual branches to vary.
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
•An increase in the cost or the availability of materials and commodities could affect our profitability.
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
•A pandemic, epidemic or outbreak of an infectious disease, such as the coronavirus (COVID-19), in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
•Future climate change could adversely affect us.
•We may be affected by market or regulatory responses to climate change.
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
•Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.

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

Part I
Item 1.    Business
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solution firm that partners with building owners and facilities managers who have mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company works with building owners primarily in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company has more than 1,400 team members in 19 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
2023 Highlights
In 2023, the Company:
•Generated $57.4 million of net cash provided by operating activities.
•Expanded consolidated gross profit margin by 420 bps to 23.1%.
•Revenue generated from the Company’s ODR (as defined below) segment increased 21.1% (versus 2022), achieving its 2023 target of a 50/50 segment revenue mix.
•Increased diluted earnings per share by 175% (versus 2022) to $1.76
•Successfully completed the acquisitions of ACME and Industrial Air (as described in more detail below).
•In June 2023, the Company was added to the Russell 3000 Index as part of the annual reconstitution of the Russell indexes.
Segments
The Company operates in two segments, (i) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) Owner Direct Relationships (“ODR”), in which the Company performs owner direct construction projects and/or provides maintenance or services primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers.
GCR Segment. The Company provides its GCR segment services through the following project delivery methodologies:
•     Plan & Spec Bidding. Plan & Spec bidding is a competitive bid process among multiple contractors bidding on nearly complete or completed design documents based on a lump sum price for delivery of the project. The Company believes price is the predominant selection criteria in this process.
•     Design/Build or Design/Assist. Design/Build or Design/Assist is a process in which a specialty contractor is selected among competing contractors using best value methodology. In best value, the Company believes the selection is made based primarily upon qualifications and project approach, and secondarily on select cost factors. Cost factors are usually limited to a fixed fee and expense estimate and an estimate of the cost of work. With Design/Assist, the specialty contractor is typically contracted early in the design process to provide design and preconstruction input as needed to assist the customer in maintaining the established budget and completing design and drawings. This delivery option includes lump sum or guaranteed maximum price on a fixed fee basis.
ODR Segment. The Company’s key business initiative for its ODR segment is to position itself as a value-added and indispensable partner to building owners in mission-critical markets, providing full life-cycle capabilities from concept design and engineering through system commissioning and recurring 24/7 service and maintenance. The Company remains focused on the scalability of its organic business through partnering directly with building owners. The Company believes that its ODR services offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. In addition, by establishing successful, long-term partnerships with building owners, the Company has positioned itself to provide reoccurring maintenance services, which it believes improves revenue predictability and could increase economic resilience. The Company provides its ODR business services through both a variety of project delivery methodologies and other service offerings:
•     Critical System Repairs. The Company provides retrofit and repair projects that are typically less than $0.5 million in contract value, have short durations and limited scopes of work. When design is required for a project, the Company’s professional engineers on staff often support the contract. Additionally, this service may be provided on a time-and-material basis for an immediate repair.
•MEP Infrastructure Projects. This work is contracted directly for a building owner for which the Company can perform the same project delivery methodologies akin to its GCR offerings. On projects that are predominantly mechanical, plumbing, and/or electrical in scope, the Company may act as the “prime” general contractor. These projects are typically MEP infrastructure projects for existing buildings. These projects are typically greater than $0.5 million in contract value, and have longer durations and broader scopes of work.
•Maintenance Contracts. Through “evergreen” contracts, the Company provides maintenance services for HVAC, electrical and/or plumbing systems and equipment.
•     Building Automation Upgrades. The Company provides design, installation and maintenance for specialized controls systems.
•     Data Driven Insights. The Company provides the means to manage facility and asset data to empower data driven decisions. The Company’s facility analytic solutions include: (i) energy management and sustainability through real-time tracking and monitoring, (ii) asset management, (iii) predictive maintenance and (iv) virtual facility management services. This tool is used for customer facilities to help reduce operating costs, extend the life cycle of equipment, and uncover energy savings to reduce the customer’s carbon footprint.
•Program Management Services. Program Management Services provide the Company’s healthcare customers with advisory support and strategic guidance to help match their long-term facility needs. These services include the defining of capital program needs for new and existing facilities. In addition, these services offer assessments of existing facilities for project upgrades to improve the operations of the buildings tied to MEP systems.
The Company’s ODR business services profile offers the potential of reoccurring business opportunities. Due to the Company’s on-going relationships with certain building owners established through certain of its service offerings, the Company believes it is well positioned with those owners when they initiate capital construction projects. As a result, the ongoing relationship with the customer along with the maintenance, time-and-materials, building automation upgrades, critical system repair work, and data driven insights often lead, drive and support the revenue associated with owner direct projects.
Additionally, the Company provides captive engineering capabilities, estimating and virtual design services. The Company also provides professional engineering, energy analysis, estimation, and detail design and three-dimensional building installation coordination services, direct to building owners.
The Company maintains professional engineers on staff who are supported by estimators and designers. The Company’s engineers are experienced in healthcare, institutional, commercial, hospitality, and industrial projects. During 2023, the Company took steps to advance its customer experience by moving its staff of professional engineers, estimators and designers from one regional location to each of its branch locations. By decentralizing these services, the Company believes that it maintains the ability to provide the same engineering capabilities but expands its opportunities to enhance and build relationships with building owners.
For additional financial information about the Company’s operating segments, see Note 12 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements.
Strategy
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. The key objectives of the Company’s strategy are to improve profitability and generate quality growth in its operations by increasing the percentage of revenue from ODR, to expand margins through evolved service offerings and to scale the business through acquisitions. To accomplish its objectives, the Company currently is executing the following initiatives:
ODR Growth. The Company’s principal focus over the past few years, and a focus that the Company plans to continue in coming years, is the accelerated growth of its ODR segment. The Company is focused on expanding the number and breadth of owner relationships that it serves on a direct basis and leveraging these expanded owner-direct relationships to deliver a broad suite of services. The Company maintains a disciplined approach of full life-cycle of engineered solutions and craft expertise to be a one-stop-shop for building owners, maximizing their investment in their mission-critical assets.
The Company has and plans to continue to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its service offerings to better serve its customers. Employee development underpins the Company’s efforts to execute its 2024 strategy. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR-related services. In many locations, the Company has added or upgraded its capabilities and the Company believes its investments and efforts have provided customer value and stimulated growth within the segment.
The Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams, leveraging its professional services capabilities to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
The Company’s ODR revenue increased by 21.1% to $262.0 million for the year ended December 31, 2023 as compared to $216.4 million for the year ended December 31, 2022. The increase in year-over-year ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. In addition, the Company’s ODR segment revenue increased by approximately $3.4 million and $4.7 million due to the ACME and Industrial Air transactions, respectively. ODR gross profit increased to 29.0% for the year ended December 31, 2023 from 25.5% for the year ended December 31, 2022 due to the combination of an increase in revenue and higher margins driven by contract mix.
Improved GCR Segment Margins. In the Company’s GCR segment, its efforts continue to focus on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration than historically, and that leverage its captive design and engineering services.
The Company’s GCR revenue decreased by 9.3% to $254.4 million for the year ended December 31, 2023 as compared to $280.4 million for the year ended December 31, 2022. The decrease in GCR revenue was primarily due to the Company’s continued focus on improving project execution and profitability by pursuing opportunities that are smaller in size, shorter in duration, and that leverage its captive design and engineering services. In addition, the Company continues to drive a disciplined shift to its higher margin ODR business. Gross profit improved to 17.0% for the year ended December 31, 2023 from 13.8% for the year ended December 31, 2022.
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
•Industrial and manufacturing, including automotive, energy and general manufacturing plants;
•Data Centers, including facilities composed of networked computers, storage systems and computing infrastructure that organizations use to assemble, process, store and disseminate large amounts of data;
•Life sciences, including organizations and companies whose work is centered around research and development focused on living things;
•Higher Education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides and parks.
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
Fully Integrated Operations. A core growth strategy of the Company includes offering design, construction and maintenance services for the full complement of mechanical, plumbing and electrical services in all its business units. The Company believes this combined offering is appealing to building owners who own and operate facilities with complex building systems. The Company also offers services to building owners known as MEP Prime, a service where the Company acts as the general contractor on assignments that predominantly include a heavy concentration of mechanical, electrical, plumbing and building controls systems, along with other trades such as concrete and drywall, to offer a complete service package.
Growth through Acquisitions. The Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company ODR growth strategy, expands and/or supplements the Company’s current breadth of service offerings and is culturally compatible. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s most recent acquisition activity.
Acquisitions
The ACME Transaction. On July 3, 2023 (the “ACME Effective Date”), the Company, Limbach Facility Services LLC (“LFS”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, and ACME Industrial Piping, LLC (“ACME”), and the owner of ACME (the “ACME Seller”) entered into a Purchase Agreement (the “ACME Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in ACME from the ACME Seller (the “ACME Transaction”). The ACME Transaction closed on the ACME Effective Date. As a result of the ACME Transaction, ACME became a wholly-owned indirect subsidiary of the Company. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
The Industrial Air Transaction. On November 1, 2023 (the “Industrial Air Effective Date”), the Company, LFS and Industrial Air, LLC (“Industrial Air”), and the owner of Industrial Air (the “IA Seller”) entered into a Purchase Agreement (the “Industrial Air Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Industrial Air from the IA Seller (the “Industrial Air Transaction”). The Industrial Air Transaction closed on the Industrial Air Effective Date. As a result of the Industrial Air Transaction, Industrial Air became a wholly-owned indirect subsidiary of the Company. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air condition and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems.
See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the ACME Transaction and the Industrial Air Transaction.
Divestitures
Southern California Region. In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. During 2023, the Company executed the closeout phases on its remaining Southern California business unit projects and has fully exited the Southern California region aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
Customers
The Company’s customer base primarily consists of building owners and their third-party representatives, general contractors and construction managers. As stated previously, one of the Company’s strategic goals relate to the continued focus on the growth of its direct relationships with building owners. The Company believes that its ODR service offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers. This also positions the Company to deliver additional products and services in the future. The Company maintains hundreds of building owner relationships through its contracts for program management, maintenance and critical system repairs. For the years ended December 31, 2023 and 2022, no ODR customer accounted for more than 10% of the Company’s consolidated revenue.
The Company believes it has strong relationships with many national commercial general contractors and construction managers. As one of its core risk management processes, the Company is selective in choosing to work with general contractors and construction managers that have similar core values, that have a solid payment history, that have experienced and available project management labor, and who value the Company’s services and reputation. Most of the Company’s branches also maintain strong relationships with local and regional general contractors and construction managers that fit its selection criteria. For the year ended December 31, 2023, no GCR segment customer accounted for more than 10% of the Company’s consolidated revenue. For the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue.
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
The Company’s GCR backlog was $186.9 million and $302.9 million as of December 31, 2023 and 2022, respectively. Projects are brought into backlog once the Company has been provided with a written confirmation of award and the contract value has been established. At any point, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 83% of its GCR backlog as of December 31, 2023 will be recognized as revenue during 2024. Additionally, the reduction in GCR backlog has been intentional as the Company continues to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
The Company’s ODR backlog was $147.0 million and $108.2 million as of December 31, 2023 and 2022, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of the Company’s service contracts and projects. Based on historical trends, the Company estimates that 95% of its ODR backlog as of December 31, 2023 will be recognized as revenue during 2024. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business. In addition, as of December 31, 2023, ODR backlog included approximately $1.2 million and $26.6 million of backlog associated with the operations of ACME and Industrial Air, respectively.
Competition
The mechanical, plumbing, electrical, and maintenance industry is highly competitive and the geographic markets in which the Company competes has numerous companies that provide similar services. Factors influencing the Company’s competitiveness include price, reputation for quality, ability to reduce customer costs, experience and expertise, financial strength, surety bonding capacity, knowledge of local markets and conditions, availability and experience of craft labor, and customer relationships. Competitors tend to be regional firms that vary in size and depth of resources. There are, however, significant national competitors that have greater national presence and breadth of expertise than the Company.
Materials and Equipment
The Company purchases materials, including sheet metal, steel and copper piping, electrical conduit, wire and other various materials from numerous sources. The Company also purchases equipment from various manufacturers. The price and availability of materials and equipment may vary from year to year due to market conditions and industry production capacities. Economic disruptions resulting from the coronavirus disease 2019 (“COVID-19”) pandemic, including supply chain, production, and other logistical issues, as well as escalating commodity prices, have and may continue to negatively impact the Company’s business. For example, the Company has experienced lead times significantly in excess of normal levels while also experiencing the effects of inflation through increases in fuel, material, and other commodity prices to varying degrees throughout 2021 and 2022. These disruptions escalated in 2022 and have manifested themselves most notably through project delays and reduced labor productivity and efficiency, particularly within its GCR segment. The elevated levels of cost inflation persisted throughout 2023, although at lower levels than experienced in 2022. These headwinds have been partially mitigated in 2023 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation also have resulted in central banks raising short-term interest rates and, as a result, the Company has experienced an increase in its interest expense in 2023. In response to these challenges, the Company continues to strive to more effectively manage its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging the Company's relationships with its suppliers and customers. While the impacts of COVID-19 on the Company's business have moderated, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, and the conflict in the Middle East have increased global economic and political uncertainty, and may add to these issues as described in “Item 1A. Risk Factors — Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability.” in this Annual Report on Form 10-K.
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
Employees. As of December 31, 2023, the Company had approximately 1,400 employees, including approximately 400 full-time salaried employees, comprising project managers, estimators, superintendents and engineers who manage crews in its construction business and office staff. The Company also had approximately 1,000 craft employees, some of whom are represented by various labor unions. The Company believes it has a good relationship with its employees and has developed several strong partnerships with local unions to have access to an experienced, talented craft workforce.
Core Values and Core Purpose. From the technician in the field to the leadership of its business, the Company focuses on caring for people. The Company’s core purpose “is to create great opportunities for people.” The Company has implemented internal development programs, which allow it to attract and retain talent and emphasize the importance of promoting from within. The Company believes its core values reflect who it is. The Company cares about its people and believes its approach provides a competitive advantage. The Company believes it has strong employee retention rates because of its ability to hire, develop and retain top industry talent. Since 2021, the Company has reduced its salaried attrition rate by 32% through the effective implementation of human capital strategies.
The Company’s culture is driven by its Core Values:
•We CARE: We care about safety and having our employees return home injury-free every day. We care about the environment, which is why we explore the life-cycle and total cost of ownership on every project. We care about our communities, which is why we support social and community-based programs and encourage our employees to make a difference by giving back.
•We Act with INTEGRITY: Our business is driven by doing the right thing for our employees and customers. We pride ourselves on delivering on our commitments.

•We Are INNOVATIVE: To remain competitive and provide value, we continuously advance our systems and capabilities. Our engineering design and innovation center in Orlando provides best-in-class energy and engineering solutions while tracking future trends and bringing new ideas to market.
•We Are ACCOUNTABLE: We are a company with drive and discipline. We set goals and hold each other responsible for the outcomes. We utilize the Entrepreneurial Operating System as our way of managing and leading the organization for top performance.
The Company believes its employees are essential to its continued success and the Company seeks to provide every employee with the foundation and environment needed to achieve the employee’s goals. This objective begins with the Company's commitment to diversity and inclusion. We CARE, one of the Company’s Core Values, is the foundation of its efforts to create a diverse, fair and inclusive organization. Building a culture where all of its employees feel a sense of belonging is important to the Company.
In addition, the Company screens leadership hires and measures employee performance against these Core Values, and regularly measures employee engagement against these values through the Company’s annual employee engagement survey. The Company’s “We Care” survey, which has been issued for more than fifteen years, provides leadership with insights, including constructive ideas on how to improve the overall business for those who work for it.
Training and Employee Development. Investment in continuous learning is essential to providing industry-leading expertise and service to the Company’s customers, continuous improvement across its organization, and meaningful career development opportunities for its people. From in-person to online courses, formalized and other specialized training, the Company’s employees benefit from opportunities to strengthen their leadership and management competencies, improve communication and interpersonal skills, and advance their technical proficiency. The Company’s people have access to resources that include a robust learning management system that provides company-wide access for employees to a number of online learning modules and support tools. As a result of its efforts, the Company was recognized as one of the top training organizations in the world earning a Training APEX Award from Training magazine in 2023 and 2024. Additionally, the Company was recognized as a 2024 winner of the Association of Talent Development’s BEST award, which honors organizations that demonstrate enterprise-wide success as a result of employee talent development. The Company’s employees see the impact of these programs, and in 2023, its training programs averaged a participant Net Promoter Score of over 90%. The Company intends to continue to invest in additional training to support those employees directly working in customer-facing roles across the Company as it aims to grow the ODR business.
Diversity and Inclusion. The Company is committed to creating and supporting a diverse, fair and inclusive environment for its employees, We Care culture and industry as a whole. The Company believes that a diverse workforce is important to the long-term success of its business. The Company actively seeks to increase the diversity of its workforce and to practice its commitment to diversity and inclusion in hiring, development and training, which extends to its senior leadership and Board of Directors. The Company understands that diversity is truly a competitive advantage that helps drive growth and innovation.
Embrace Forum. The Company formed the Embrace Forum to continue to evolve its commitment to a culture of diversity and inclusion. This forum is composed of employees and leaders across the company who have made it their mission to maximize the potential of the Company’s employees by creating great opportunities through a diverse, fair and inclusive environment. The Embrace Forum focuses on several core areas: culture, recruitment, development, promotion and employee resource groups (“ERGs”).
The Company offers its employees the opportunity to join ERGs. These groups foster professional development, social connectivity, and celebrate diversity throughout the Company. Each year, new ERGs are evaluated for consideration. Currently, there are four active ERGs at the Company:
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
•Hearts & Hands. Hearts & Hands is an ERG with a core purpose of providing opportunities and encouraging employees to make a difference by giving back to communities in which the Company has an operating footprint.

•Veterans. The Veterans ERG aims to offer resources, foster camaraderie, and promote understanding among Company employees who have served in the military and those who are committed to supporting them.
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
Safety Culture. Safety is integral to the Company’s unique culture and Core Values. The Company cares about its employees and their families, and it holds each other accountable for working safely. The Company’s safety culture is based on its “Hearts and Minds Commitment to Safety” program, established in 2013 by senior staff and field professionals via its Hearts and Minds Forum. The Company’s Hearts and Minds program asks its employees to take direct responsibility for eliminating and preventing all incidents and injuries at home and in the workplace, which is done by:
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
Climate Change and Sustainability
The Company recognizes its environmental and societal responsibilities and is committed to sustainability and to improving its environmental footprint as well as operating its business in a manner that seeks to protect the health and safety of the Company’s employees and customers, as well as the public. The Company’s focus on environmental stewardship and improving productivity drives not only its efforts to become more energy efficient but also improvements in the Company’s customers’ impact on climate change. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption and carbon footprint while improving cost, air quality and overall system effectiveness.
The Company is subject to the requirements of numerous federal, state and local laws, regulations and rules that promote the protection of the environment. While capital expenditures or operating costs for environmental compliance cannot be predicted with certainty, the Company does not currently anticipate that they will have a material effect on its capital expenditures or competitive position in the short term.
Available Information
The Company’s internet address is https://www.limbachinc.com. The Company makes available, free of charge, on its Internet website copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”).
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
We face competition from the in-house service organizations of our customers.
We face competition from the in-house service organizations of our customers who have employees who perform service and maintenance work similar to the services we provide as part of our ODR offering. Vertical consolidation is also expected to intensify competition in the industry. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. Our revenues and results of operations could be adversely affected if our existing or prospective customers reduce the specialty contracting services that are outsourced to us.
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
•changes in availability, proximity and costs of materials and equipment, including pipe, sheet metal, other construction materials and mechanical, electrical and plumbing equipment;
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
We operate from various locations across the eastern United States, supported by corporate executives and services, with local business unit management retaining responsibility for day-to-day operations and adherence to applicable laws. We believe that our practice of placing significant decision making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. If a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation with exposure to large liabilities or that has less advantageous terms than is typically found across the markets in which we operate. Likewise, inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our financial position, results of operations, cash flows and prospects.
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
We may pursue selective acquisitions to expand, complement, or diversify our business as growing by acquisition is part of our stated growth strategy. We cannot provide assurances that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that the acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties or failure to integrate acquired businesses and successfully managing the growth we expect to experience from these acquisitions.
We may choose to finance future acquisitions with debt, equity, cash or a combination of the three. Future acquisitions could dilute earnings. To the extent we succeed in making acquisitions, a number of risks may result, including:
•the transaction may not effectively advance our business strategy, and its anticipated benefits may never materialize;
•the assumption of material liabilities or inability to realize the cost savings or other financial benefits anticipated prior to acquisition (including environmental-related costs and multiemployer pension plans) through failure of due diligence to uncover situations that could result in legal exposure or to quantify the true liability exposure from known risks;
•the assumption of multiemployer pension plans (“MEPP”) liability in the event of an acquisition with existing unions, and an increased exposure to challenges to the structure of our union and non-union subsidiaries and operations if an open shop business is acquired; and
•any additional indebtedness incurred in connection with an acquisition may impact our financial position, results of operations, and cash flows.
Furthermore, the costs associated with a failed acquisition or attempted acquisition transaction could have an adverse effect on our financial position, results of operations and cash flows.
Our failure to successfully integrate acquisitions could adversely affect our financial results.
The success of our stated growth strategy depends on our ability to realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations and elimination of redundant costs. To realize these benefits, we must successfully integrate the operations of the acquired businesses with our existing operations. Integrating acquired businesses involves a number of operational challenges and risks, including:
•diversion of management’s attention from our existing business;
•difficulties in the retention of management and other key employees, the assimilation of different cultures and practices, broad and geographically dispersed personnel and operations, and the retention of clients or key employees of an acquired business could negatively impact our business and the acquired business;
•unanticipated issues in integrating an acquired business’s accounting, information technology, human resources, and other administrative systems may fail to permit effective management and expense reduction; and
•the risk of additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls.
These factors could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect our results of operations and financial position. Additionally, any impairment of goodwill or other intangible assets as a result of our failure to successfully integrate acquisitions could adversely affect our results of operations and financial position.
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
An increase in the cost or the availability of materials and commodities could affect our profitability.
We are exposed to market risks that may cause increases in the cost, or the availability of, materials, equipment and commodities utilized in our operations. We have experienced, and may continue to experience, delays and cost volatility of these items due to supply chain disruptions, inflationary pressures, tariffs, regulatory slowdowns and market disruptions. In addition, our customers’ budgets may be impacted by cost increases and reduced customer spending could lead to fewer project awards and more competition. These costs may be impacted by government regulations, import duties and tariffs, changes in currency exchange rates, general economic conditions and other circumstances beyond our control. We are also exposed to increases in energy prices, particularly as they relate to fuel prices for our fleet vehicles. Although we may attempt to pass on certain of these increased costs to our customers, we may not be able to pass all of these cost increases on to our customers. As a result, our margins may be adversely impacted by such cost increases.
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
Continuing worldwide political and economic uncertainties may adversely affect our revenue and profitability.
The last several years have been periodically marked by political and economic concerns, including the COVID-19 pandemic, decreased consumer confidence, the effects of international conflicts such as wars between Russia and Ukraine and Israel and Hamas, tariffs, energy costs and inflation. This instability can make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and could cause constrained spending on our services, delays and a lengthening of our business development efforts, the demand for more favorable pricing or other terms, and/or difficulty in collection of our accounts receivable. Further, this ongoing economic instability in the global markets could limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing business conditions or new opportunities. If economic conditions remain uncertain or weaken, our revenue and profitability could be adversely affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Second A&R Wintrust Credit Agreement (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. As of the December 31, 2023, we had $35.9 million of available borrowing capacity under the Second A&R Wintrust Revolving Loan (as defined below). In addition, we have entered into an interest rate swap on our Second A&R Wintrust Revolving Loan that involves the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves.
Failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness could adversely impact our business.
Our Second A&R Wintrust Credit Agreement and other debt obligations include certain debt covenants, some of which are financial in nature, are further described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. Our failure to comply with any of these covenants, or to pay principal, interest or other amounts when due thereunder, would constitute an event of default under the applicable agreements. Under certain circumstances, the occurrence of an event of default under one of these agreements (or the acceleration of the maturity of the indebtedness under one of these agreements) may constitute an event of default under one or more of our other debt or surety agreements. Default under our debt agreements could result in, among other things, us no longer being entitled to borrow under one or more of the agreements, acceleration of the maturity of outstanding indebtedness under the agreements, and/or foreclosure on any collateral securing the obligations under the agreements. If we are unable to service our debt obligations, or if we are unable to comply with our financial or other debt covenants, and our indebtedness would become immediately due and payable, and we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings), or liquidate some or all of our assets in a manner that could cause holders of our securities to experience a partial or total loss of their investment.
We may not be able to generate sufficient cash flow to meet all of our existing or potential future debt service obligations.
Our ability to meet all of our existing or potential future debt service obligations (including those under our Second A&R Wintrust Credit Agreement, pursuant to which we may incur significant indebtedness), to refinance our existing or potential future indebtedness, and to fund our operations, working capital, acquisitions, capital expenditures, and other important business uses, depends on our ability to generate sufficient cash flow in the future. Our future cash flow is subject to, among other factors, general economic, industry, financial, competitive, operating, legislative and regulatory conditions, many of which are beyond our control.
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
We contribute to approximately 40 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 54% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $11.6 million for the year ended December 31, 2023 and $12.6 million for the year ended December 31, 2022. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2023 or 2022.
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
A pandemic, epidemic or outbreak of an infectious disease, such as the coronavirus (COVID-19), in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
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
We may be affected by market or regulatory responses to climate change.
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on GHG emissions and climate change issues. Legislation to regulate GHG emissions has periodically been introduced in the U.S. Congress, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the impact of these gases and possible means for their regulation. The Biden Administration has made climate change and the limitation of GHG emissions one of its primary objectives, including a renewed commitment to the Paris Agreement and a Nationally Determined Contribution under such agreement that aims to reduce U.S. emissions by 50-52%, compared to a 2005 baseline, by 2030. Several states and geographic regions in the United States have also adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by the federal government or state and local governments or agencies, and/or any international agreements to which the United States may become a party that control or limit GHG emissions or otherwise seek to address climate change, could result in increased compliance costs for us and our clients or have other impacts on our clients, including those who are involved in the exploration, production, or refining of fossil fuels, or who emit greenhouse gases through the combustion of fossil fuels or through the mining, manufacture, utilization, or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for certain of our services, which could in turn have a material adverse effect on our business, financial condition, and results of operations. However, policy changes and climate legislation could also increase the overall demand for our services as our clients and partners work to comply with these policies, such as reducing their energy consumption, and developing integrated and sustainable solutions, which could have a positive impact on our business. We cannot predict with certainty what the effect of such regulation may be on us or our customers.

On March 6, 2024, the SEC finalized new rules that would require significant climate-related disclosures by public companies, including evaluation and disclosure of material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks (the “SEC Climate Rules”). As a result of the SEC Climate Rules, our legal, accounting, and other compliance expenses may increase significantly, and compliance efforts may divert management time and attention. We may also be exposed to legal or regulatory action or claims as a result of these new regulations. All of these risks could have a material adverse effect on our business, financial position, and/or stock price.
In addition, numerous states, municipalities and regulators have also adopted or proposed laws and policies on climate change, including GHG emission reduction targets and climate disclosure. For example, in September 2023, California became the first state to pass its own far-reaching mandatory disclosure bills which require any entity doing business in California that meets certain annual revenue thresholds to annually disclose publicly and provide independent third-party attestation on its global Scope 1 and Scope 2 GHG emissions beginning in 2026 for the prior fiscal year, and on its value chain (Scope 3) GHG emissions beginning in 2027.

The adoption of federal, state or local climate change legislation or regulatory programs to reduce emissions of GHGs and comply with disclosure obligations could require us to incur increased capital and operating costs, with resulting impact on product price and demand. We cannot predict when or in what form climate change legislation provisions and renewable energy standards may be enacted and what the impact of any such legislation or standards may have on our business, financial conditions or operations in the future.
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
We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may in the future be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our data or information or our customers’ data or information. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks, information and data. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Likewise, cyber incidents, including malicious cyber-attacks perpetrated on our employees and cyber incidents caused by third parties surreptitiously accessing our systems by other means, are an on-going risk to the security of the systems, networks, information and data of ours, our customers, subcontractors and suppliers. While we have security, internal control and technology measures in place to protect our systems and networks, confidential business information, personal data of ours, our customers, employees, suppliers and subcontractors, our information technology systems and those of our third-party service providers have been and may in the future be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime or loss of business, and damage to our reputation, competitiveness and operations. In addition, flexible working arrangements at our corporate offices increased as a result of the COVID-19 pandemic, and these arrangements have resulted in a higher extent of remote working. This and other possible changing work practices may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. Of special note is our risk when implementing new capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new systems. As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, suppliers, subcontractors, employees, our financial reporting and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business. Our systems implementations may also not result in productivity improvements at the levels anticipated. In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including, but not limited to rules implemented by the SEC in 2023, may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. The continuing and evolving threat of cyber-attacks has also resulted in increased regulatory focus on risk management and prevention. New cyber-related regulations or other requirements could require significant additional resources and cause us to incur significant costs, which could have an adverse effect on our results of operations and cash flows.
Changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems could have a material adverse effect on our business.
We rely on third-party software and infrastructure to run critical accounting, project management and financial information systems. If software or infrastructure vendors decide to discontinue further development, integration or long-term maintenance support for our information systems, or there is any system interruption, delay, breach of security, loss of data or loss of a vendor, we may need to migrate some or all of our accounting, project management and financial information to other systems. These disruptions could increase our operational expense as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
As of December 31, 2023, our business units operate in 22 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.

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
The systems we install are subject to various statutes and regulations. There can be no assurance that the regulatory environment in which we operate will not change significantly in the future. Various local, state and federal laws and regulations impose licensing standards on technicians who install and service mechanical systems. And additional laws, regulations and standards apply to contractors who perform work that is being funded by public money, particularly federal public funding. Our failure to comply with these laws and regulations could subject us to substantial fines, the loss of licenses or potential debarment from future publicly funded work. It is impossible to predict the full nature and effect of judicial, legislative or regulatory developments relating to health and safety regulations and environmental protection regulations applicable to our operations.
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 12, 2024, we had an aggregate of 11,131,702 shares of our outstanding common stock, of which 1,095,177 shares were held by our current directors and officers. There were no holders of greater than 10% of our common stock as of March 12, 2024. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
In addition, our Board of Directors has the power, without stockholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.
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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirement and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2023, we do not have any preferred stock outstanding that has any preferential dividends.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
The Company’s Board of Directors recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, internal information technology risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to employees, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. The Company has implemented a cybersecurity risk management program that aligns with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to manage such material risks and to safeguard the Company’s information systems, protect the confidentiality, integrity, and availability of the Company’s data, and maintain the trust and confidence of our customers, business partners and employees.
Risk Management and Strategy
The Board of Directors is actively involved in oversight of the Company’s risk management framework and the Company’s cybersecurity risk management practices are strategically integrated into its broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration attempts to ensure that cybersecurity considerations are an integral part of decision-making processes throughout the Company. The Company’s risk management team works closely with the Company’s IT department to continuously evaluate and address cybersecurity risks in alignment with the Company’s overall business objectives and operational needs. The Company has implemented controls and procedures that are designed to provide for the prompt escalation of any cybersecurity concerns so that management, the Audit Committee, and the Board of Directors receive appropriate information in a timely manner.
Due to the complexity and evolving nature of cybersecurity threats, the Company has engaged from time-to-time external experts, including cybersecurity assessors, third-party legal consultants, and auditors, to evaluate and test its risk management systems. The Company engages these third-parties to conduct regular audits, threat assessments and consultation on security enhancements. These interactions are intended to enable the Company to leverage specialized knowledge and insights, in an attempt to ensure its cybersecurity strategies and processes remain at the forefront of industry practices.
In furtherance of assessing, identifying, and managing material cybersecurity risks; the Company:
•Employs advanced technology solutions, such as proactive detection tools, to safeguard our assets and identify threats within its environment.
•Conducts routine cyber education and awareness training sessions to empower employees with the necessary knowledge and cultivate a strong security culture across the organization.
•Regularly assesses our cybersecurity program against the NIST Cybersecurity Framework, using the findings to develop action plans and track progress to completion.
•Organizes tabletop exercises and drills to simulate cyber incidents, enhancing its incident response and recovery capabilities.
•Analyzes internal and external cybersecurity incidents and threat intelligence to assess their relevance to its environment and industry, crafting actionable plans accordingly.
•Manages an enterprise-wide disaster recovery governance program, including cybersecurity-related standards and compliance procedures.
•Performs regular cybersecurity-related disaster recovery testing to ensure the recoverability of its critical systems, supporting business continuity across various lines.

•Fosters integration between business units and corporate divisions with its internal cybersecurity team, embedding cybersecurity requirements into operational environments and influencing strategic decisions, budgeting, and processes (e.g., Security by Design). Additionally, senior management, executives, and the Board of Directors consistently review financial planning processes concerning cybersecurity initiatives.
Additionally, the Company is aware of the risks associated with third-party service providers, it implements stringent processes to oversee and manage these risks. The Company conducts security assessments of third-party technology providers before engagement and maintains ongoing monitoring to ensure compliance with Company cybersecurity standards. The monitoring includes assessments (e.g., reviewing vendor cybersecurity related attestation and disclosures (SOC 2 Type 2, etc.)) by the Company’s Chief Information Officer (“CIO”) and on an ongoing basis by its security engineers.
Governance
The Company’s Board of Directors believes it understands the significance of risks associated with cybersecurity threats to its operational integrity and stakeholder confidence and believes it has established mechanisms to effectively manage such risks based on the current understanding of the threat environment. As part of the Company’s entire Board of Directors operational risk management responsibilities, it has oversight of risks from cybersecurity threats. Notwithstanding that fact, the full Board of Directors has been designated the primary responsibility for oversight of the Company’s cybersecurity risk management. As discussed below, members of management report the entire Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually and management also reports to the Audit Committee with respect to cybersecurity risks with financial statement or financial statement reporting implications. The Audit Committee routinely interacts and reports out to the entire Board of Directors on these matters.
The Board of Directors is composed of members with diverse expertise including, risk management, technology, and finance domain expertise, equipping them to oversee cybersecurity risks effectively.
The Board of Directors and the Audit Committee receive briefings from the Company’s Senior Vice President and CIO, Executive Vice President and Chief Financial Officer (“CFO”) and President and Chief Executive Officer (“CEO”) on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to their regularly scheduled meetings, Board members, the CIO, CFO and CEO regularly engage in ad hoc conversations regarding emerging or potential cybersecurity risk and developments in the cybersecurity domain. The Board of Directors actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board of Directors conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
Christos Ruci, the Company’s CIO, is the member of the Company’s management team primarily responsible for assessing, monitoring and managing the Company cybersecurity program. Mr. Ruci has over 20 years of experience in the field of technology and security including extensive experience as an enterprise CIO, as well as consulting experience advising organizations on their technology and risk profiles. The Company believes Mr. Ruci’s in-depth knowledge and experience are instrumental in developing and designing, implementing and executing the Company’s cybersecurity strategies.
The Company’s CIO oversees the day-to-day implementation of the Company’s cybersecurity risk management programs, tests its compliance with standards, remediates known risks, and leads its employee training program. The CIO is tasked with keeping informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, in an attempt to assist in effectively preventing, detecting, mitigating, and remediating cybersecurity incidents. The CIO implements and oversees processes for the regular monitoring of the Company’s information systems, including the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO is responsible for implementing the Company’s incident response plan to mitigate the cybersecurity incident’s immediate impact, implement long-term strategies for remediation, and prevent future incidents.

The CIO regularly informs the Company’s CEO and CFO of material aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company.
As of the date hereof, the Company has not encountered cybersecurity incidents that the Company believes to have been material to the Company taken as a whole.
Item 2.    Properties
As of December 31, 2023, the Company maintained its principal executive offices and corporate headquarters at 797 Commonwealth Drive, Warrendale, Pennsylvania. The Company has 19 offices throughout the United States. Those business units and offices (summarized below) are spread throughout the eastern portion of the country. All of the Company’s business units support both the GCR and ODR operating segments. The Company believes that its current facilities are suitable and adequate to meet its current needs and that suitable additional or substitute space will be available as needed.

Business Unit	Office Location	Owned or Leased	Approximate Size
ACME Industrial Piping, LLC	Chattanooga, Tennessee	Leased	51,766 square feet
Eastern Pennsylvania	Warrington, Pennsylvania	Leased	27,443 square feet
Limbach Facility & Project Solutions LLC	Franklin, Tennessee(1)	Leased	N/A
Industrial Air, LLC	Greensboro, North Carolina	Leased	71,672 square feet
Jake Marshall LLC	Chattanooga, Tennessee	Leased	159,429 square feet
Michigan	Pontiac, Michigan(2)	Leased	74,000 square feet
Michigan	Lansing, Michigan	Leased	18,692 square feet
Michigan	Detroit, Michigan	Leased	2,155 square feet
Mid-Atlantic	Laurel, Maryland	Leased	50,133 square feet
New England	Wilmington, Massachusetts	Leased	30,995 square feet
New Jersey	East Brunswick, New Jersey	Leased	4,200 square feet
Ohio	Columbus, Ohio (4 locations)	Leased	130,144 square feet
Ohio	Athens, Ohio	Leased	3,000 square feet
Orlando / Limbach Collaborative Services / Corporate	Lake Mary, Florida	Leased	60,794 square feet
Orlando	Orlando, Florida	Leased	4,240 square feet
Southeastern Florida	Boynton Beach, Florida	Leased	9,631 square feet
Tampa / Corporate	Tampa, Florida	Leased	13,739 square feet
Western Pennsylvania / Corporate	Warrendale, Pennsylvania	Leased	19,718 square feet
Western Pennsylvania	Greensburg, Pennsylvania	Leased	5,000 square feet

Other Properties:
Southern California	Seal Beach, California(3)	Leased	88,507 square feet
Corporate	Bronxville, New York	Leased	250 square feet
(1)    The Company holds a shared space working arrangement in which it pays a monthly fee to utilize certain co-working space and common office amenities.
(2)    On September 29, 2022, Limbach Company LLC and Royal Oak Acquisitions consummated the purchase of this real property under a sale and leaseback transaction. In connection with the sale and leaseback transaction, LC LLC and Featherstone St Pontiac MI LLC entered into a lease agreement for the Pontiac facility. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further information on the Sale-Leaseback Financing Transaction.
(3)    In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. During the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
Item 3.    Legal Proceedings
See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 4.    Mine Safety Disclosures

Not applicable.
Information About Our Executive Officers

Name	Age	Title
Michael M. McCann(1)	42	President, Chief Executive Officer and Director
Jayme L. Brooks	53	Executive Vice President and Chief Financial Officer
Jay A. Sharp(2)	58	President of Limbach
Nicholas S. Angerosa(2)	47	President of Harper Limbach
(1)    On January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon, III stepped down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s former Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer.
(2)    In conjunction with the aforementioned planned transition succession, Jay A. Sharp was promoted to the position of President of the following entities: Limbach Company LLC, Limbach Company LP, Jake Marshall LLC and Limbach Facility & Project Solutions LLC. In addition, Nick S. Angerosa continued as President of Harper Limbach LLC (“Harper Limbach”), a Florida-based subsidiary, and was elevated to join the senior management team.
Michael M. McCann has served as the President and Chief Executive Officer and a Director of the Company since March 2023. Prior to his appointment as President and Chief Executive Officer and a Director of the Company, Mr. McCann served as the Company’s Executive Vice President and Chief Operating Officer since November 2019, after having been appointed Co-Chief Operating Officer, effective January 2019. Mr. McCann joined the Company in 2010 as Vice President and Branch Manager of Harper Limbach’s Tampa business unit. After growing the Tampa business for almost three years, Mr. McCann became President of Harper Limbach. His duties included all aspects of the Company’s construction operations, with primary responsibilities including oversight of risk management, sharing of best practices, and development of operational talent. Mr. McCann has a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute and a Master of Business Administration degree from Drexel University.
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
Jay A. Sharp has served as President of the following entities: Limbach Company LLC, Limbach Company LP, Jake Marshall LLC and Limbach Facility & Project Solutions LLC since January 2023. Prior to his appointment as President to certain of the Company’s entities, Mr. Sharp served as the Company’s Executive Vice President, Regional Manager since March 2020, in which he had oversight for the Midwest region of the Company. Mr. Sharp also ran the Company’s Ohio business unit from August 2005 to March 2020 and served in various capacities at Limbach from 1990 to 2006. Mr. Sharp received his bachelor’s degree in 1988 from Messiah College through a partnership with Temple University in Philadelphia PA, and completed Columbia University’s Senior Executive Management program in 2013. Mr. Sharp has played an active role in the construction industry serving on the board of MCACO Board of Directors and has been a Labor Management Trustee for Local 24 from 2011 through 2021.
Nicholas S. Angerosa has served as President of Harper Limbach since July 2020, which includes the following entities: Harper Limbach LLC and Harper Limbach Construction LLC. Prior to his appointment as President of Harper Limbach, Mr. Angerosa served as the Company’s Senior Vice President and Branch Manager from May 2018 to July 2020, in which he oversaw the Tampa business unit. Before joining Harper Limbach, Mr. Angerosa worked as a Project Manager and Division Manager with The Poole & Kent Company of Florida, a specialty mechanical and general contractor, from October 1996 to May 2012.
Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
The Company’s common stock is traded on The Nasdaq Capital Market under the symbol “LMB”.
Holders
At March 12, 2024, there were 32 holders of record of the Company’s common stock.
Shares Issued from the Exercise of Warrants
During the year ended December 31, 2023, 600,000 $15 Exercise Price Sponsor Warrants and 606,476 Merger Warrants were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into, and the Company issuing, 167,564 and 274,742 shares of the Company's common stock, respectively. The Company received no proceeds from the cashless exercise of the $15 Exercise Price Sponsor Warrants or the Merger Warrants. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023. See Note 8 – Equity in the accompanying notes to the Company’s consolidated financial statements for further information.
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the caption, “Equity Compensation Plan Information” in the Proxy Statement.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from its management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements”, “Risk Factor Summary” and “Risk Factors” in this Annual Report. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.
Overview
The Company is a building systems solution firm that partners with building owners and facilities managers who have mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has more than 1,400 team members in 19 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
The Company’s core market sectors consist of the following customer base with mission-critical systems:
•Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups, and pharmaceutical and biotech laboratories and manufacturing facilities;
•Industrial and manufacturing, including automotive, energy and general manufacturing plants;
•Data Centers, including facilities composed of networked computers, storage systems and computing infrastructure that organizations use to assemble, process, store and disseminate large amounts of data;
•Life sciences, including organizations and companies whose work is centered around research and development focused on living things;
•Higher Education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including sports arenas, entertainment facilities (including casinos) and amusement rides and parks.
The Company operates in two segments, (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers.
Key Components of Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of the Company’s contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
The Company generally invoices customers monthly based on a schedule of values that breaks down the contract amount into discrete billing items. Costs and estimated earnings in excess of billings are recorded as a contract asset until billable under the contract terms. Billings in excess of costs and estimated earnings are recorded as a contract liability until the related revenue is recognizable.
Cost of Revenue
Cost of revenue primarily consists of the labor, equipment, material, subcontract and other job costs in connection with fulfilling the terms of the Company’s contracts. Labor costs consist of wages plus taxes, fringe benefits and insurance. Equipment costs consist of the ownership and operating costs of company-owned assets, in addition to outside-rented equipment. If applicable, job costs include estimated contract losses to be incurred in future periods. Due to the varied nature of the Company's services, and the risks associated therewith, contract costs as a percentage of contract revenue have historically fluctuated, and this fluctuation is expected to continue in future periods.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from each of the Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”) (together with JMLLC, the Jake Marshall Transaction), the ACME Transaction and the Industrial Air Transaction. As a part of the total consideration for the Jake Marshall, ACME and Industrial Air transactions, the Company initially recognized $3.1 million, $1.5 million and $3.2 million, respectively, in contingent consideration associated with their respective earnout payments. The carrying values of the Jake Marshall, ACME and IA Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships in the ODR segment. As a result of the Jake Marshall Transaction, the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. In addition, as a result of the ACME Transaction, the Company recognized, in the aggregate, an additional $2.8 million of intangible assets associated with customer relationships with third-party customers and the acquired trade name, inclusive of the impact of certain measurement period adjustments. Lastly, as a result of the Industrial Air Transaction, the Company recognized, in the aggregate, an additional $8.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name, trademarks and intellectual property and the acquired backlog. Each of the Jake Marshall, ACME and Industrial Air-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the ACME Transaction and the Industrial Air Transaction. In addition, see Note 5 – Goodwill and Intangible Assets for further information on the Company’s intangible assets.
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
Provision for Income Taxes
The Company is taxed as a C corporation and its financial results include the effects of federal income taxes, which will be paid at the parent level.
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
Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of the Company’s operating results, the Company may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by the Company in the comparable prior reported period.
During 2023, the Company acquired two companies for total consideration of $15.3 million, net of cash acquired and inclusive of certain measurement period adjustments. On July 3, 2023, the Company completed an acquisition of Chattanooga, TN-based specialty industrial contractor, ACME, for a purchase price at closing of $5.0 million in cash. The transaction also provides for an earnout of up to $2.5 million potentially being paid out over the next two years. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. On November 1, 2023, the Company completed an acquisition of Greensboro, NC-based specialty mechanical contractor, Industrial Air, for a purchase price at closing of $13.5 million in cash. The transaction also provides for an earnout of up to $6.5 million potentially being paid out over the next two years. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air condition and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems.
Based on the timing of these transactions, the post-acquisition results of the acquired companies did not have a material impact on the Company’s consolidated results for the year-ended December 31, 2023.
Divestitures
In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. During 2023, the Company executed the closeout phases on its remaining Southern California business unit projects and has fully exited the Southern California region aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information on the Southern California Sublease.
Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM comprises its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all GCR work performed at branches into one GCR reportable segment and all ODR work performed at branches into one ODR reportable segment. All transactions between segments are eliminated in consolidation.
As previously discussed, on January 17, 2023, the Company announced its planned transition succession, pursuant to which Charles A. Bacon III stepped down as President and Chief Executive Officer on March 28, 2023, and Michael M. McCann, the Company’s former Executive Vice President and Chief Operating Officer, was appointed President and Chief Executive Officer. Following the transition, the Company revised its segment presentation to align with how Mr. McCann assesses performance and makes resource allocation decisions for its operating segments, which is based on segment revenue and segment gross profit. SG&A expenses are no longer reported on a segment basis as the Company's current CODM does not review discrete segment financial information for SG&A in order to assess performance. Interest expense is not allocated to segments because of the corporate management of debt service.
The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of operations, balance sheets or statements of cash flows.
Comparison of Results of Operations for the years ended December 31, 2023 and 2022
The following table presents operating results for the years ended December 31, 2023 and 2022 in dollars and expressed as a percentage of total revenue (except as indicated below):

	For the Years Ended December 31,
(in thousands except for percentages)	2023			2022
Statement of Operations Data:
Revenue:
GCR	$254,392	49.3%		$280,379	56.4%
ODR	261,958	50.7%		216,403	43.6%
Total revenue	516,350	100.0%		496,782	100.0%

Gross profit:
GCR	43,200	17.0%	(1)	38,622	13.8%	(1)
ODR	76,090	29.0%	(2)	55,119	25.5%	(2)
Total gross profit	119,290	23.1%		93,741	18.9%

Selling, general and administrative(3)	87,397	16.9%		77,879	15.7%
Change in fair value of contingent consideration	729	0.1%		2,285	0.5%
Amortization of intangibles	1,880	0.4%		1,567	0.3%
Total operating income	29,284	5.7%		12,010	2.4%

Other income (expenses)	(1,184)	(0.2)%		(2,402)	(0.5)%
Total consolidated income before income taxes	28,100	5.4%		9,608	1.9%
Income tax provision	7,346	1.4%		2,809	0.6%
Net income	$20,754	4.0%		$6,799	1.4%
(1)As a percentage of GCR revenue.
(2)As a percentage of ODR revenue.
(3)Included within selling, general and administrative expenses was $4.9 million and $2.7 million of stock based compensation expense for the year ended December 31, 2023 and 2022, respectively.

Revenue

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
GCR:	$254,392	$280,379	$(25,987)	(9.3)%
ODR:	261,958	216,403	45,555	21.1%
Total revenue	$516,350	$496,782	$19,568	3.9%
Revenue for the year ended December 31, 2023 increased by $19.6 million compared to the year ended December 31, 2022. GCR revenue decreased by $26.0 million, or 9.3%, while ODR revenue increased by $45.6 million, or 21.1%. The decrease in year-over-year GCR segment revenue primarily was due to the Company’s continued focus on improving project execution and profitability by pursuing GCR opportunities are smaller in size (based on contract value) and shorter in duration. The increase in period over period ODR segment revenue primarily was due to the Company's continued focus on the accelerated growth of its ODR business. In addition, ODR segment revenue increased by approximately $8.1 million due to the ACME and Industrial Air transactions.
Gross Profit

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
GCR	$43,200	$38,622	$4,578	11.9%
ODR	76,090	55,119	20,971	38.0%
Total gross profit	$119,290	$93,741	$25,549	27.3%

Total gross profit as a percentage of consolidated total revenue	23.1%	18.9%
The Company's gross profit for the year ended December 31, 2023 increased by $25.5 million, or 27.3% compared to the year ended December 31, 2022. GCR gross profit increased $4.6 million, or 11.9%, primarily due to higher margins despite lower revenue. ODR gross profit increased $21.0 million, or 38.0%, due to the combination of an increase in revenue and higher margins driven by contract mix. The total gross profit percentage increased from 18.9% for the year ended December 31, 2022 to 23.1% for the year ended December 31, 2023, mainly driven by the mix of higher margin ODR segment work and being more selective in GCR work. In addition, for the year ended December 31, 2023, total gross profit generated by the entities acquired in the ACME Transaction and the Industrial Air Transaction was approximately $2.1 million, which was attributable to the ODR segment.
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the year ended December 31, 2023, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million and two material GCR project gross profit write-downs for a total of $1.3 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2023, the Company recorded a material gross profit write-down on one ODR segment project for a total of $1.0 million. During the year ended December 31, 2022, the Company recorded material gross profit write-ups of $3.0 million on three GCR projects and four material GCR project gross profit write-downs for a total of $2.8 million that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2022.
Selling, General and Administrative

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$87,397	$77,879	$9,518	12.2%

Total selling, general and administrative expenses as a percentage of consolidated total revenue	16.9%	15.7%
The Company's SG&A expense for the year ended December 31, 2023 increased by approximately $9.5 million, or 12.2% compared to the year ended December 31, 2022. The increase in SG&A primarily was due to a $6.8 million increase associated with payroll and incentive related expenses, a $2.2 million increase in stock-based compensation expense, a $1.5 million increase associated with costs incurred by the entities acquired in the ACME and Industrial Air transactions, $1.0 million related to CEO transition costs and $0.8 million related to acquisition-related costs, partially offset by a $1.2 million decrease in rent related expenses and a $1.5 million decrease related to certain legal accruals. Additionally, SG&A as a percentage of revenue was 16.9% for the year ended December 31, 2023 and 15.7% for the year ended December 31, 2022.
Change in Fair Value of Contingent Consideration
The change in fair values of the Company’s earnout payment contingent consideration was a loss of $0.7 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. These increases to the contingent liability were primarily attributable to the probability of meeting the gross profit margins associated with the contingent consideration arrangements as of December 31, 2023 and 2022.
Amortization of Intangibles

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,880	$1,567	$313	20.0%
Total amortization expense for the year ended December 31, 2023 increased by approximately $0.3 million compared to the year ended December 31, 2022. As a result of the ACME and Industrial Air transactions, the Company acquired certain intangible assets in which it recognized approximately $0.7 million of amortization expense for the year ended December 31, 2023. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets due to the ACME Transaction and the Industrial Air Transaction.
Other Income (Expenses)

	For the Years Ended December 31,
	2023	2022	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(2,046)	$(2,144)	$98	4.6%
Interest income	1,217	—	1,217	100.0%
Loss on early termination of operating lease	—	(849)	849	100.0%
Loss on debt extinguishment	(311)	—	(311)	(100.0)%
(Loss) gain on change in fair value of interest rate swap	(124)	310	(434)	(140.0)%
Gain on sale of property and equipment	80	281	(201)	(71.5)%
Total other expenses	$(1,184)	$(2,402)	$1,218	50.7%
Total other expenses for the year ended December 31, 2023 was $1.2 million as compared to $2.4 million for the year ended December 31, 2022. The decrease in total other expenses primarily was driven by a $1.2 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds, as well as a $0.1 million offset to interest expense as a result of the Company's interest rate swap agreement. In addition, during 2022, the Company recognized a $0.8 million loss because of the early termination of its Pittsburgh operating lease. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further information. The decrease in total other expenses was partially offset by a $0.3 million loss on early debt extinguishment recognized during 2023 and a loss on the sale of certain property and equipment compared to a gain recognized in 2022.
Income Taxes
The Company’s income tax provision was $7.3 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively, and it had a 26.1% and 29.2% effective tax rate over those same periods, respectively. The Company’s effective tax rate changes based upon its relative profitability, or lack thereof, in states with varying tax rates and rules. In addition, discrete items, such as tax law changes, judgments and legal structures can impact its effective tax rate. See also Note 11 – Income Taxes in the accompanying notes to the Company’s consolidated financial statements.
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
The Company’s GCR backlog was $186.9 million and $302.9 million as of December 31, 2023 and 2022, respectively. Projects are brought into backlog once the Company has been provided with a written confirmation of award and the contract value has been established. At any point, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 83% of its GCR backlog as of December 31, 2023 will be recognized as revenue during 2024. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
The Company’s ODR backlog was $147.0 million and $108.2 million as of December 31, 2023 and 2022, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its service contracts and projects. Based on historical trends, the Company currently estimates that 95% of its ODR backlog as of December 31, 2023 will be recognized as revenue during 2024. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business. In addition, as of December 31, 2023, ODR backlog included approximately $1.2 million and $26.6 million of backlog associated with the operations of ACME and Industrial Air, respectively.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including global economic conditions, the inflationary cost environment, elevated labor costs, disruption in its supply chain, continued uncertainty around the COVID-19 pandemic and ongoing geopolitical instability caused by conflicts in Ukraine and the Middle East. The Company continued to experience elevated levels of cost inflation during 2023, which is expected to persist through 2024, although at lower levels than experienced in 2023. These headwinds have been partially mitigated in 2023 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation also have resulted in central banks raising short-term interest rates and, therefore, the Company has experienced an increase in its interest expense relative to its outstanding borrowings. While the impacts of COVID-19 on the Company's business have moderated, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty and the conflict in the Middle East may add to these issues.
While the impact of these factors remains uncertain, the Company continues to evaluate the extent to which they may impact its business, financial condition or results of operations. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. Further, while the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
Outlook for 2024
The Company continues to focus on creating value for building owners by targeting opportunities for long-term relationships with the vision of becoming an indispensable partner to building owners with mission-critical systems. For 2024, the key objectives of the Company’s strategy are to improve profitability and generate quality growth in its operations, to enable sustainable and efficient building environments, to continue investing in its workforce and to acquire strategically synergistic businesses.
In focusing on improved profitability and generating quality growth in its operation, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of services provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For 2024, the Company reaffirms its focus on expanding the number and breadth of owner relationships that it serves on a direct basis and leveraging these expanded owner-direct relationships to deliver a broad suite of services. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners to maximize their investments in their mission-critical assets. In addition, the Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its service offerings to better serve its clients. Employee development underpins the Company’s efforts to execute its 2024 strategy. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR-related services. In many locations, the Company has added or upgraded its capabilities and the Company believes its investments and efforts have provided customer value and stimulated growth. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
In the Company’s GCR segment, its efforts continue to focus on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration than historically, and where it can leverage its captive design and engineering services. The Company believes that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations, and therefore, the Company continues to take steps to actively reduce these risks as it looks at future job selection and as it completes current jobs.
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its service offerings to better serve its clients. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company ODR growth strategy, expands and/or supplements the Company’s current breadth of service offerings and is culturally compatible.
Given the broad suite of services offered to customers within the Company’s market concentrations, management uses a variety of factors to attempt to predict the outlook for the Company. The Company monitors key competitors and customers in order to gauge relative performance and the outlook for the future. The Company regularly performs detailed evaluations of the different market verticals in which it serves to proactively detect trends and to adapt its strategies accordingly, including potential triggers and actions to be taken under recessionary scenarios. In addition, the Company believes its backlog is indicative of future revenue and thus are a key measure of anticipated performance.
The Company continues to monitor the impact that the inflationary cost environment has on its cost structure. Although global supply chain and resource constraints have improved throughout the year, the Company’s performance may be impacted by future developments that are uncertain. In addition, geopolitical risks and macroeconomic events could cause disruptions to operations, supply chains and end markets, tightening credit conditions, higher interest rates, global banking uncertainty and the possibility of deteriorating overall economic conditions which could negatively impact the Company’s business.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to the Company’s results of operations and financial condition. During fiscal years 2023 and 2022, the Company experienced higher cost of materials on specific projects and delays in its supply chain for equipment and service vehicles from the manufacturers, and it expects these higher costs and delays in its supply chain to persist in 2024. When appropriate, the Company includes cost escalation factors into its bids and proposals, as well as limit the acceptance time of its bid. In addition, the Company is often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on its projects. Notwithstanding these efforts, if the Company experiences significant disruptions to its supply chain, it may need to delay certain projects that would otherwise be accretive to its business, and this may also impact the conversion rate of its current backlog into revenue.
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
The following table presents summary cash flow information for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2023	2022
Net cash provided by (used in):
Operating activities	$57,366	$35,373
Investing activities	(17,092)	(495)
Financing activities	(16,490)	(13,353)
Net increase in cash, cash equivalents and restricted cash	$23,784	$21,525

Noncash investing and financing transactions:
Earnout liability associated with the ACME Transaction	$1,514	$—
Earnout liability associated with the Industrial Air Transaction	3,165	—
Right of use assets obtained in exchange for new operating lease liabilities	3,135	—
Right of use assets obtained in exchange for new finance lease liabilities	5,219	2,634
Right of use assets disposed or adjusted modifying operating lease liabilities	1,112	2,455
Right of use assets disposed or adjusted modifying finance lease liabilities	(93)	(77)
Interest paid	1,908	2,005
Cash paid for income taxes	$9,156	$1,979
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company’s contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of December 31, 2023, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company’s existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. The Company’s current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for the next twelve months.
The following table represents the Company’s summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2023	2022
Current assets	$217,000	$225,990
Current liabilities	(145,148)	(159,085)

Net working capital	$71,852	$66,905
Current ratio(1)	1.50	1.42
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements, as of December 31, 2023, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	For the Years Ended December 31,
(in thousands)	2023	2022	Cash Inflow (Outflow)
Cash flows from operating activities:
Net income	$20,754	$6,799	$13,955
Non-cash operating activities(1)	18,222	17,634	588
Changes in operating assets and liabilities:
Accounts receivable	32,607	(35,407)	68,014
Contract assets	10,397	22,410	(12,013)
Other current assets	(1,486)	1,128	(2,614)
Accounts payable, including retainage	(10,909)	11,282	(22,191)
Contract liabilities	(9,121)	17,296	(26,417)
Income tax receivable	95	19	76
Accrued taxes payable	(1,442)	1,387	(2,829)
Accrued expenses and other current liabilities	2,867	(2,934)	5,801
Operating lease liabilities	(3,795)	(4,133)	338
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—	(1,224)
Other long-term liabilities	401	(108)	509
Cash provided by working capital	18,390	10,940	7,450
Net cash provided by operating activities	$57,366	$35,373	$21,993
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses / doubtful accounts, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, loss on early termination of operating lease, changes in fair value of contingent consideration and changes in the fair value of the Company’s interest rate swap.
During the year ended December 31, 2023, the Company generated $57.4 million in cash in its operating activities, which consisted of cash provided by working capital of $18.4 million, non-cash adjustments of $18.2 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early debt extinguishment and the change in fair value of contingent consideration) and net income for the period of $20.8 million. During the year ended December 31, 2022, the Company generated $35.4 million in cash in its operating activities, which consisted of cash provided by working capital of $10.9 million, non-cash adjustments of $17.6 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early termination of an operating lease and the change in fair value of contingent consideration) and net income for the period of $6.8 million.
The increase in operating cash flows during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to a $68.0 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts, inclusive of an aggregate $25.6 million in cash receipts associated with certain outstanding claim resolutions. This cash inflow was partially offset by a $38.4 million cash outflow period-over-period related to the aggregate change in the Company’s contract assets and liabilities and a $22.2 million change in accounts payable, including retainage. The increase in the Company’s overbilled position was due to the timing of contract billings and the recognition of contract revenue, as well as the successful resolution of certain outstanding claims. The cash outflows associated with its accounts payable were due to the timing of cash receipts and payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $17.1 million for the year ended December 31, 2023 as compared to $0.5 million for the year ended December 31, 2022. Cash used in investing activities for the year ended December 31, 2023 of $4.9 million and $10.4 million cash outflows associated with the ACME Transaction and Industrial Air Transaction, respectively, net of cash acquired and inclusive of certain measurement period adjustments. In addition, cash used in investing activities for the year ended December 31, 2023 represented $2.3 million of cash outflows for capital additions pertaining to purchased property and equipment, offset by $0.4 million in cash proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2022 of $0.5 million was primarily due to $1.0 million of cash outflows for capital additions pertaining to additional non-leased vehicles, tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements, offset by $0.5 million in cash proceeds from the sale of property and equipment.

For the years ended December 31, 2023 and 2022, the Company obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate its business.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $16.5 million for the year ended December 31, 2023 as compared to cash flows provided by financing activities of $13.4 million for the year ended December 31, 2022. For the year ended December 31, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $2.7 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period, of which $1.7 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.4 million associated with proceeds from contributions to the Company’s Employee Stock Purchase Plan (“ESPP”).
For the year ended December 31, 2022, the Company made principal payments of $13.4 million, consisting of monthly installment payments of $0.6 million, an Excess Cash Flow payment of $3.3 million and total Net Claim Proceeds payments of $2.7 million, The Company also borrowed and repaid $15.2 million under the A&R Wintrust Revolving Loan of $15.2 million, made payments of $2.7 million on finance leases, repurchased $2.0 million in common stock under the Company’s Share Repurchase Program (defined below), paid $0.4 million in taxes related to net share settlement of equity awards and incurred $0.4 million in payments for debt issuance costs. These financing cash outflows were partly offset by $5.4 million in proceeds from the Company’s sale-leaseback financing transaction and $0.3 million associated with proceeds from contributions to the Company’s ESPP.
The following table reflects the Company’s available funding capacity as of December 31, 2023:

(in thousands)
Cash & cash equivalents		$59,833
Credit agreement:
Second A&R Wintrust Revolving Loan	50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,065)
Net credit agreement capacity available		35,935
Total available funding capacity		$95,768
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved the Share Repurchase Program to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority was valid through September 29, 2023. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. Through September 29, 2023, approximately $2.0 million of common stock was repurchased under its Share Repurchase Program, which was funded from the Company’s available cash on hand. There were no shares repurchased during 2023.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2023	December 31, 2022
A&R Wintrust Term Loan	$—	$21,453
Wintrust Revolving Loans	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2030	7,347	4,954
Financing liability	5,351	5,351
Total debt	$22,698	$31,758
Less – Current portion of long-term debt	(2,680)	(9,564)
Less – Unamortized discount and debt issuance costs	(387)	(666)
Long-term debt	$19,631	$21,528
See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of December 31, 2023 and 2022, the Company has approximately $90.9 million and $129.6 million in surety bonds outstanding, respectively. The Company believes that its $800 million bonding capacity provides it with a significant competitive advantage relative to many of its competitors which have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
Multiemployer Plans
The Company participates in approximately 40 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

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
The Company could also be obligated to make payments to MEPPs if it either ceases to have an obligation to contribute to the MEPP or significantly reduces its contributions to the MEPP because it reduces the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal the Company’s proportionate share of the MEPPs’ unfunded vested benefits. The Company believes that certain of the MEPPs in which it participates may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether its participation in these MEPPs could have a material adverse impact on its financial condition, results of operations or liquidity.
Recent Accounting Pronouncements
The Company reviews new accounting standards to determine the expected financial impact, if any, that the adoption of such standards will have on its financial position and/or results of operations. See Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on its consolidated financial position, results of operations, or liquidity.
Critical Accounting Policies
The Company’s critical accounting policies are based upon the significance of the accounting policy to its overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. The Company’s most critical accounting policy is revenue recognition. As discussed elsewhere in this Annual Report on Form 10-K, the Company’s business has two operating segments: (i) GCR, for which it accounts for using the cost-to-cost method and (ii) ODR, for which it accounts for using the cost-to-cost method and for certain projects when revenue is recognized as services are provided. In addition, the Company believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of its self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements.
Revenue and Cost Recognition
The Company believes its most significant accounting policy is revenue recognition from construction contracts for which it uses the cost-to-cost method of accounting. Under the cost-to-cost method, contract revenue recognizable at any time during the life of a contract is determined by multiplying expected total contract revenue by the percentage of contract costs incurred to total estimated contract costs. Revenue from fixed price and modified fixed price contracts are recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs.
Contract costs include direct labor, material, and subcontractor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation, and insurance. These contract costs are included in the Company’s results of operations under the caption “Cost of revenue.” Then, as the Company performs under those contracts, it measures costs incurred, compares them to total estimated costs to complete the contract, and recognizes a corresponding proportion of contract revenue. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed but is generally subjected to approval as to milestones or other evidence of completion. Non-labor project costs consist of purchased equipment, prefabricated materials and other materials. Purchased equipment on the Company’s projects is substantially produced to job specifications and is a value-added element to its work. The costs are considered to be incurred when title is transferred to the Company, which typically is upon delivery to the worksite. Prefabricated materials, such as ductwork and piping, are generally performed at the Company’s shops and recognized as contract costs when fabricated for the unique specifications of the job. Other materials costs are not significant and are generally recorded when delivered to the worksite. This measurement and comparison process requires updates to the estimate of total costs to complete the contract, and these updates may include subjective assessments.

The Company generally does not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. Upon receiving the contract, these costs are included in contract costs. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.
With respect to the Company’s service contracts, there are two basic types of service contracts: fixed price service contracts, which are signed in advance for maintenance, repair and retrofit work over a period, typically of one year, and service contracts not signed in advance for similar maintenance, repair and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts is recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.
Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed upon milestones or as the Company incurs costs. The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “contract assets.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “contract liabilities.”
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
Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions also can result in claims the Company might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 4 – Revenue from Contracts with Customers in the accompanying notes to the Company’s consolidated financial statements for information related to unresolved change orders and claims.
Variations from estimated project costs could have a significant impact on the Company’s operating results, depending on project size, and the recoverability of the variation via additional customer payments.
In accordance with industry practice, the Company classifies as current all assets and liabilities relating to the performance of long-term contracts. The term of the Company’s contracts generally ranges from three months to two years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.
Accounts Receivable and Allowance for Credit Losses
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The Company develops its allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and apply loss rates to each class. The determination of its loss rates require it to make certain judgements and estimates involving, among others, the creditworthiness of its customers, historical loss experiences with customers, the aging of past due balances, the consideration of a customer’s financial condition, ongoing relationships with its customers, its lien rights, if any, in the property where it performed the work, the availability, if any, of payment bonds applicable to the contract, current market economic conditions and a forecast of future economic conditions when appropriate. These estimates are evaluated and adjusted as needed when additional information is received.
Self-insurance Liabilities
The Company is substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of the Company’s deductible, which have not already been paid, are included in the Company’s accrual with a corresponding receivable from its insurance carrier.
In addition, the Company is self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported.
The Company believes the liabilities recognized on its balance sheets for these obligations are adequate. However, insurance liabilities are difficult to estimate due to unknown factors, including the severity of any injury, the determination of its liability in proportion to other parties, timely reporting of occurrences, ongoing treatment or loss mitigation, general trends in litigation recovery outcomes and the effectiveness of safety and risk management programs. Therefore, if actual experience differs from the assumptions and estimates used for recording the liabilities, adjustments may be required and would be recorded in the period that such experience becomes known.
Deferred Tax Assets
The Company regularly evaluates the need for valuation allowances related to deferred tax assets for which future realization is uncertain. The Company performs this evaluation quarterly. In assessing the realizability of deferred tax assets, it must consider whether it is more likely than not some portion, or all, of the deferred tax assets will not be realized. The Company considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior carryback years and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence.
Goodwill and Identifiable Intangible Assets
Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. The Company assesses goodwill for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. When the carrying value of a given reporting unit exceeds its fair value, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. If other reporting units have had increases in fair value, such increases may not be recorded. Accordingly, such increases may not be netted against impairments at other reporting units. The requirements for assessing whether goodwill has been impaired involve market-based information. This information, and its use in assessing goodwill, entails some degree of subjective assessment.
The Company performs its annual impairment testing as of October 1, and any impairment charges resulting from this process are reported in the fourth quarter. The Company segregates its operations into reporting units based on the degree of operating and financial independence of each unit and its related management of them. The Company performs its annual goodwill impairment analysis at the reporting unit level. Each of the Company’s operating units represents an operating segment, and its operating segments are its reporting units.
The Company also reviews intangible assets with definite lives subject to amortization whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price or a significant adverse change in business climate or regulations. Changes in strategy and/or market condition may also result in adjustments to recorded intangible asset balances or their useful lives.
Off-Balance Sheet and Other Arrangements
Aside from the $4.1 million and $3.2 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2023 and 2022, respectively, the Company did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined in Rule 12b-2 of the Exchange Act; therefore, pursuant to Item 301(c) of Regulation S-K, it is not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 13, 2024
To the Shareholders of Limbach Holdings, Inc.:
Financial Statements and Practices
The accompanying consolidated financial statements of Limbach Holdings, Inc. are the responsibility of and have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. They necessarily include some amounts that are based on its best judgments and estimates. The Company’s financial information displayed in other sections of this report is consistent with these financial statements.
The Company seeks to assure the objectivity and integrity of its financial records by careful selection of its managers, by organizational arrangements that provide an appropriate division of responsibility and by communication programs aimed at assuring that its policies, procedures and methods are understood throughout the organization.
The Company has a comprehensive, formalized system of internal controls designed to provide reasonable assurance that assets are safeguarded, that financial records are reliable and that information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission is recorded, processed, summarized and reported within the required time limits. Appropriate members of management monitor the system for compliance and evaluates it for effectiveness, and the independent registered public accounting firm measures its effectiveness and recommends possible improvements thereto.
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
Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On July 3, 2023, the Company acquired all of the outstanding membership interests of ACME Industrial Piping, LLC. Additionally, on November 1, 2023, the Company acquired all of the outstanding membership interests of Industrial Air, LLC. As the acquisitions occurred in July 2023 and November 2023, the scope of the Company's assessment of the design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2023 excluded these acquired businesses. The total assets and total revenue excluded from the Company’s assessment represented approximately 11% and 2%, respectively, of Limbach Holdings, Inc.’s consolidated total assets and total revenue as of and for the year ended December 31, 2023. This exclusion is in accordance with the SEC’s staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. These acquired businesses will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024.
Based on this evaluation, the Company’s management concluded that Limbach Holdings, Inc.’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Limbach Holdings, Inc.
Warrendale, Pennsylvania
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of ACME Industrial Piping, LLC and Industrial Air, LLC acquired during 2023, which are described in Note 3 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts.
As described in Notes 2 and 4 to the financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgement and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2023, approximately $254,392,000 of the Company’s revenues were derived from construction-type contracts.
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
Accounting for Acquisitions
As described in Note 3 to the financial statements, the Company completed the acquisition of Industrial Air, LLC in 2023. The Company’s acquisition involved a significant level of judgement and estimates from management specifically to estimate the fair value of contingent consideration. We considered auditing the contingent consideration in this transaction to be a critical audit matter, because it was a significant unusual transaction, and involved a high degree of subjectivity and significant auditor judgement in evaluating management’s methodology, estimates and judgements.
Our audit procedures related to testing the accounting for this acquisition included the following:
•Testing controls over the accounting for acquisitions, such as controls over the recognition and measurement of consideration paid and payable, including contingent consideration.
•Reading the purchase agreement and comparing the terms of the purchase agreement to management’s application of purchase accounting for this acquisition.
•Evaluating the estimated fair value of significant contingent consideration arrangements based on attainment of certain gross profit metrics. In addition, we assessed the terms of the contingent consideration, the valuation methods used, management’s gross profit projections, and any other conditions that must be met for the contingent consideration arrangements to become payable. Finally, we evaluated management’s classification of contingent payments to continuing employees as either contingent consideration in the business combination or employee compensation.

	/s/	Crowe LLP

We have served as the Company’s auditor since 2012.

Oak Brook, Illinois
March 13, 2024

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$59,833	$36,001
Restricted cash	65	113
Accounts receivable (net of allowance for credit losses of $292 and net of allowance for doubtful accounts of $234 as of December 31, 2023 and 2022, respectively)	97,755	124,442
Contract assets	51,690	61,453
Advances to and equity in joint ventures, net	12	12
Income tax receivable	—	95
Other current assets	7,645	3,874
Total current assets	217,000	225,990

Property and equipment, net	20,830	18,224
Intangible assets, net	24,999	15,340
Goodwill	16,374	11,370
Operating lease right-of-use assets	19,727	18,288
Deferred tax asset	5,179	4,829
Other assets	330	515
Total assets	$304,439	$294,556

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,680	$9,564
Current operating lease liabilities	3,627	3,562
Accounts payable, including retainage	65,268	75,122
Contract liabilities	42,160	44,007
Accrued income taxes	446	1,888
Accrued expenses and other current liabilities	30,967	24,942
Total current liabilities	145,148	159,085
Long-term debt	19,631	21,528
Long-term operating lease liabilities	16,037	15,643
Other long-term liabilities	2,708	2,858
Total liabilities	183,524	199,114
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, net, par value $0.0001, $1,000,000 shares authorized, no shares issued and outstanding ($0 redemption value)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,183,076 and 10,471,410, respectively; 11,003,424 and 10,291,758 outstanding, respectively	1	1
Additional paid-in capital	92,528	87,809
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	30,386	9,632
Total stockholders’ equity	120,915	95,442
Total liabilities and stockholders’ equity	$304,439	$294,556

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Years Ended December 31,
	2023	2022
Revenue	$516,350	$496,782
Cost of revenue	397,060	403,041
Gross profit	119,290	93,741
Operating expenses:
Selling, general and administrative	87,397	77,879
Change in fair value of contingent consideration	729	2,285
Amortization of intangibles	1,880	1,567
Total operating expenses	90,006	81,731
Operating income	29,284	12,010
Other (expenses) income:
Interest expense	(2,046)	(2,144)
Interest income	1,217	—
Loss on early termination of operating lease	—	(849)
Loss on early debt extinguishment	(311)	—
(Loss) gain on change in fair value of interest rate swap	(124)	310
Gain on disposition of property and equipment	80	281
Total other expenses	(1,184)	(2,402)
Income before income taxes	28,100	9,608
Income tax provision	7,346	2,809
Net income	$20,754	$6,799

Earnings Per Share (“EPS”)
Net income per share:
Basic	$1.93	$0.65
Diluted	$1.76	$0.64
Weighted average number of shares outstanding:
Basic	10,773,467	10,425,119
Diluted	11,812,098	10,676,534
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Number of Shares			Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
	Common stock	Treasury stock	Common stock
Balance at January 1, 2022	10,304,242	—	$1	$85,004	$—	$2,833	$87,838
Shares issued related to vested restricted stock units	129,678	—	—	—		—	—
Tax withholding related to vested restricted stock units	—	—	—	(148)		—	(148)
Stock-based compensation	—	—	—	2,742		—	2,742
Shares issued related to employee stock purchase plan	37,490	—	—	211		—	211
Repurchase of common stock under Share Repurchase Program	—	(179,652)	—	—	(2,000)	—	(2,000)
Net income	—	—	—	—		6,799	6,799
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Shares issued related to vested Restricted stock units	251,699	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	4,910	—	—	4,910
Shares issued related to employee stock purchase plan	17,661	—	—	237	—	—	237
Shares issued related to the exercise of warrants	442,306	—	—	—	—	—	—
Net income	—	—	—	—	—	20,754	20,754
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$20,754	$6,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,244	8,158
Noncash operating lease expense	3,824	4,260
Provision for credit losses / doubtful accounts	431	292
Stock-based compensation expense	4,910	2,742
Loss on early debt extinguishment	311	—
Loss on early termination of operating lease	—	849
Amortization of debt issuance costs	79	138
Deferred income tax provision	(350)	(499)
Gain on sale of property and equipment	(80)	(281)
Loss (gain) on change in fair value of interest rate swap	124	(310)
Loss on change in fair value of contingent consideration	729	2,285
Changes in operating assets and liabilities:
Accounts receivable	32,607	(35,407)
Contract assets	10,397	22,410
Other current assets	(1,486)	1,128
Accounts payable, including retainage	(10,909)	11,282
Contract liabilities	(9,121)	17,296
Income tax receivable	95	19
Accrued income taxes	(1,442)	1,387
Accrued expenses and other current liabilities	2,867	(2,934)
Operating lease liabilities	(3,795)	(4,133)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,224)	—
Other long-term liabilities	401	(108)
Net cash provided by operating activities	57,366	35,373
Cash flows from investing activities:
ACME Transaction, net of cash acquired	(4,883)	—
Industrial Air Transaction, net of cash acquired	(10,378)	—
Proceeds from sale of property and equipment	435	498
Purchase of property and equipment	(2,266)	(993)
Net cash used in investing activities	(17,092)	(495)
Cash flows from financing activities:
Payments on Wintrust and A&R Wintrust Term Loans	(21,452)	(13,429)
Proceeds from Wintrust Revolving Loan	10,000	15,194
Payment on Wintrust Revolving Loan	—	(15,194)
Proceeds from financing transaction	—	5,400
Payments on financing liability	—	(49)
Payment of contingent consideration liability up to acquisition-date fair value	(1,776)	—
Repurchase of common stock under Share Repurchase Program	—	(2,000)
Payments on finance leases	(2,733)	(2,734)
Proceeds from contributions to employee stock purchase plan	368	309
Taxes paid related to net-share settlement of equity awards	(847)	(417)
Payments of debt issuance costs	(50)	(433)
Net cash used in financing activities	(16,490)	(13,353)
Increase (decrease) in cash, cash equivalents and restricted cash	23,784	21,525
Cash, cash equivalents and restricted cash, beginning of year	36,114	14,589
Cash, cash equivalents and restricted cash, end of year	$59,898	$36,114

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout liability associated with the ACME Transaction	$1,514	$—
Earnout liability associated with the Industrial Air Transaction	3,165	—
Right of use assets obtained in exchange for new operating lease liabilities	3,135	—
Right of use assets obtained in exchange for new finance lease liabilities	5,219	2,634
Right of use assets disposed or adjusted modifying operating leases liabilities	1,112	2,455
Right of use assets disposed or adjusted modifying finance leases liabilities	(93)	(77)
Interest paid	1,908	2,005
Cash paid for income taxes	$9,156	$1,979

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical building infrastructure. The Company’s focus is in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has more than 1,400 team members in 19 offices across the eastern United States and operates primarily in the Northeast, Mid-Atlantic, Southeast and Midwest regions of the United States.
The Company operates in two segments, (i) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
Principles of Consolidation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”) and Industrial Air, LLC (“Industrial Air”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased and are carried at cost, which approximates fair value, due to their short-term maturities. The Company’s cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, overnight repurchase agreements, amounts invested in highly liquid money market funds and U.S. Treasury Bills. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships. See Note 9 – Fair Value Measurements for further information.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$59,833	$36,001
Restricted cash	65	113
Total cash, cash equivalents and restricted cash	$59,898	$36,114
Accounts Receivable and Allowance for Credit Losses
On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The carrying value of the receivables, net of the allowance for credit losses, represents their estimated net realizable value. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and applies a loss rates to each class. Loss rates are determined based on historical loss experiences with customers, the consideration of a customer’s financial condition, current market economic conditions and a forecast of future economic conditions when appropriate. When the Company becomes aware of a customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. The majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets. Based on assessments by management, allowances for credit losses were approximately $0.3 million and $0.2 million at December 31, 2023 and 2022, respectively.
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
1.Identify the contract
2.Identify performance obligations
3.Determine the transaction price
4.Allocate the transaction price

5.Recognize revenue
Identify the contract with a customer. A contract with a customer exists when: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectability of consideration is probable. Judgment is required when determining if the contractual criteria are met, specifically in the earlier stages of a project when a formally executed contract may not yet exist. In these situations, the Company evaluates all relevant facts and circumstances, including the existence of other forms of documentation or historical experience with its customers that may indicate a contractual agreement is in place and revenue should be recognized. In determining if the collectability of consideration is probable, the Company considers the customer’s ability and intention to pay such consideration through an evaluation of several factors, including an assessment of the creditworthiness of the customer and its prior collection history with such customer.
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
Determine the transaction price. The transaction price represents the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to its customers. The consideration promised within a contract may include fixed amounts, variable amounts, or both. To the extent the performance obligation includes variable consideration, the Company estimates the amount of variable consideration to be included in the transaction price utilizing one of two prescribed methods, depending on which method better predicts the amount of consideration to which the entity will be entitled. Such methods include: (a) the expected value method, whereby the amount of variable consideration to be recognized represents the sum of probability weighted amounts in a range of possible consideration amounts, and (b) the most likely amount method, whereby the amount of variable consideration to be recognized represents the single most likely amount in a range of possible consideration amounts. When applying these methods, the Company considers all information that is reasonably available, including historical, current, and estimates of future performance. The expected value method is typically utilized in situations where a contract contains a large number of possible outcomes while the most likely amount method is typically utilized in situations where a contract has only two possible outcomes.
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
Pending change orders represent one of the most common forms of variable consideration included within contract value and typically represent contract modifications for which a change in scope has been authorized or acknowledged by the Company’s customer but the final adjustment to contract price is yet to be negotiated. In estimating the transaction price for pending change orders, the Company considers all relevant facts, including documented correspondence with the customer regarding acknowledgment of and/or agreement with the modification, as well as historical experience with the customer or similar contractual circumstances. Based upon this assessment, the Company estimates the transaction price, including whether the variable consideration constraint should be applied.
Contract claims are another form of variable consideration which is common within its industry. Claim amounts represent revenue that has been recognized for contract modifications that are not submitted or are in dispute as to both scope and price. In estimating the transaction price for claims, the Company considers all relevant facts available. However, given the uncertainty surrounding claims, including the potential long-term nature of dispute resolution and the broad range of possible consideration amounts, there is an increased likelihood that any additional contract revenue associated with contract claims is constrained. The resolution of claims involves negotiations and, in certain cases, litigation. In the event litigation costs are incurred by the Company in connection with claims, such litigation costs are expensed as incurred, although it may seek to recover these costs.
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
Recognize revenue as performance obligations are satisfied. Throughout the execution of its construction-type contracts, the Company recognizes revenue with the continuous transfer of control to the customer. The customer typically controls the asset under construction by either contractual termination clauses or by the Company’s rights to payment for work already performed on the asset under construction that does not have an alternative use for the Company.
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
Certain construction-type contracts include retention provisions to provide assurance to the Company’s customers that it will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer. The Company has determined there are no significant financing components in its contracts during the years ended December 31, 2023 and 2022.
For the Company’s service-type contracts, revenue is also generally recognized over time as the customer simultaneously receives and consumes the benefits of its performance as the Company performs the service. For its fixed price service-type contracts with specified service periods, revenue is generally recognized on a straight-line basis over such service period when the Company’s inputs are expended evenly, and the customer receives and consumes the benefits of its performance throughout the contract term.
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
Costs to fulfill its contracts (“pre-bid costs”) that are not expected to be recovered from the customer are expensed as incurred and included in selling, general and administrative expenses on its consolidated statements of operations.
In accordance with industry practice, the Company classifies as current all assets and liabilities relating to the performance of contracts.
See Note 4 – Revenue from Contracts with Customers for further information.
Changes in Estimates on Construction Contracts
The accuracy of the Company’s revenue and profit recognition in a given period depends on the accuracy of its estimates of the cost to complete each project. There are a number of factors that can contribute to changes in estimates of contract cost and profitability. The most significant of these include:
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
•its ability to fully and promptly recover on claims and back charges for additional contract costs, and
•the customer’s ability to properly administer the contract.
Subsequent to the inception of a construction-type contract in the Company’s GCR and ODR segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated.
Changes are made to the transaction price from unapproved change orders to the extent the amount can be reasonably estimated and recovery is probable.
On certain projects, the Company has submitted and has pending unresolved contract modifications and claims to recover additional costs and the associated profit, if applicable, to which it believes it is entitled under the terms of contracts with customers, subcontractors, vendors or others. The owners or their authorized representatives and/or other third parties may be in partial or full agreement with the modifications or claims, or may have rejected or disagree entirely or partially as to such entitlement.
Changes are made to the transaction price from affirmative claims with customers to the extent that additional revenue on a claim settlement with a customer is probable and estimable. A reduction to costs related to claims with non-customers with whom the Company has a contractual arrangement (“back charges”) is recognized when the estimated recovery is probable and estimable. Recognizing claims and back charge recoveries requires significant judgments of certain factors including, but not limited to, dispute resolution developments and outcomes, anticipated negotiation results, and the cost of resolving such matters.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins may cause fluctuations in gross profit and gross profit margin from period to period. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion. Significant changes in cost estimates, particularly in the Company’s larger, more complex projects have had, and can in future periods have, a significant effect on its profitability. Management evaluates changes in estimates on a contract by contract basis and discloses significant changes, if material, in the notes to the consolidated financial statements. The cumulative catch-up method is used to account for revisions in estimates. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.
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
Property and Equipment, net
Property and equipment, with the exception of the Company’s fleet vehicle finance leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. For buildings and leasehold improvements, the Company’s useful lives range from 5 years to 40 years; for machinery and equipment, useful lives range from 3 years to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for the Company’s real estate operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.
The following table summarizes the Company’s property and equipment:

(in thousands)	December 31, 2023	December 31, 2022
Land and improvements	$400	$400
Buildings and leasehold improvements	10,997	10,489
Machinery and equipment	31,157	26,061
Finance leases - vehicles(1)	11,665	10,789
Gross property and equipment	54,219	47,739
Less: Accumulated amortization on finance leases	(4,502)	(6,001)
Less: Accumulated depreciation	(28,887)	(23,514)
Property and equipment, net of accumulated amortization and depreciation(2)	$20,830	$18,224
(1)    See additional information provided in Note 14 – Leases.
(2)    Includes net property and equipment of approximately $0.5 million and $2.1 million for the year ended December 31, 2023 related to assets acquired in the ACME Transaction and Industrial Air Transaction, respectively.

Depreciation and amortization expense on property and equipment was $6.4 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively.
Leases
A lease contract conveys the right to use an underlying asset for a period of time in exchange for consideration. At inception, the Company determines whether a contract contains a lease by determining if there is an identified asset and if the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. Leases are classified as either operating or finance, based on the Company’s evaluation of certain criteria.
With the exception of short-term leases (leases with an initial term of 12 months or less), at lease commencement, the Company measures and records a lease liability equal to the present value of the remaining lease payments, generally discounted using quoted borrowing rates on its secured debt as the implicit rate is not readily determinable on many of its real estate operating leases. For the Company’s fleet vehicles classified as financing leases, it uses the stated interest rate in the lease.
On the lease commencement date, the amount of the right-of-use (“ROU”) assets consist of the following:
•the amount of the initial measurement of the lease liability;
•any lease payment made at or before the commencement date, minus any lease incentives received; and
•any initial direct costs incurred.
Most of the Company’s operating lease contracts have the option to extend or renew. The Company assesses the option for individual leases, and it generally considers the base term to be the term of lease contracts. See Note 14 – Leases for additional information.
The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining balances of its ROU assets may not be recoverable. The Company uses estimates of future undiscounted cash flows, as well as other economic and business factors, to assess the recoverability of these assets.
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
As a result of the early repayment of the A&R Wintrust Term Loan and certain changes to the members of the loan syndicate under the Second A&R Wintrust Credit Agreement (See Note 7 – Debt), the Company wrote off approximately $0.3 million of unamortized debt issuance costs, which are reported as a loss on early debt extinguishment on the Company's consolidated statements of operations. See Note 7 – Debt for additional information.
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
As discussed above, the Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its ODR-related service-type receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and applies a loss rates to each class. Loss rates are determined based on historical loss experiences with customers, the consideration of a customer’s financial condition, current market economic conditions and a forecast of future economic conditions when appropriate. When the Company becomes aware of a customer's inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected.
As part of the Company’s analysis of expected credit losses, it may analyze receivables with customers on an individual basis in situations where such accounts receivables exhibit unique risk characteristics and are not expected to experience similar losses to the rest of their class.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements.
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
In addition, in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this update refine the scope for certain optional expedients and exceptions for contract modifications and hedge accounting to apply to derivative contracts and certain hedging relationships affected by the discounting transition. As a result of ASU 2022-06, an entity may now elect to apply the amendments in this update from the beginning of an interim period beginning as of March 12, 2020, through December 31, 2024. The Company has evaluated the impact of adopting the reference rate reform guidance (both ASU 2020-04 and ASU 2021-01) on its consolidated financial statements and has determined that these pronouncements did not have a significant impact. As discussed in Note 7, the A&R Credit Agreement removed LIBOR as a benchmark rate and now utilizes SOFR (as defined in the A&R Credit Agreement) as its replacement. During the second quarter of 2023, the Company entered into the Second A&R Credit Agreement, which also utilizes SOFR as a benchmark rate. In addition, the Company’s interest rate swap utilizes SOFR as its benchmark rate.
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

Note 3 – Acquisitions
ACME Transaction
On July 3, 2023 (the “ACME Effective Date”), the Company, LFS and ACME, and the owner of ACME (the “ACME Seller”) entered into a Purchase Agreement (the “ACME Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in ACME from the ACME Seller (the “ACME Transaction”). The ACME Transaction closed on the ACME Effective Date. As a result of the ACME Transaction, ACME became a wholly-owned indirect subsidiary of the Company. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total consideration paid by the Company for the ACME Transaction at closing was $5.0 million (the “ACME Closing Purchase Price”), consisting of cash paid to the ACME Seller, subject to typical adjustments for working capital. Of the consideration paid to the ACME Seller, approximately $0.4 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the ACME Seller may receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the ACME Purchase Agreement, if the gross profit of ACME equals or exceeds (i) $2.0 million in the 12-month period beginning on the ACME Effective Date (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the ACME Effective Date (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”). Notwithstanding the foregoing, if ACME’s Adjusted EBITDA, as defined within the ACME Purchase Agreement, for calendar year 2023 equaled or exceeded $2.5 million then the Company would have been required to pay the ACME Seller $2.5 million, and the ACME Seller would not have been entitled to any further payment. This particular earnout condition was not met as of December 31, 2023.
The Company recorded $0.5 million in acquisition-related expenses associated with professional fees related to the ACME Transaction during the year ended December 31, 2023, which are included in selling, general and administrative expense in the consolidated statements of operations.
Allocation of Purchase Price. The ACME Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the ACME Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $2.3 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtained additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the ACME Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the ACME Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings. The Company finalized its purchase price allocation during the fourth quarter of 2023.
The following table summarizes the allocation of the fair value of the assets and liabilities of the ACME Transaction as of the ACME Effective Date by the Company.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)	Final Purchase Price Allocation
Consideration:
Cash	$5,181	$—	$5,181
Earnout provision	1,121	393	1,514
Total Consideration	6,302	393	6,695

Fair value of assets acquired:
Cash and cash equivalents	298	—	298
Accounts receivable	1,150	—	1,150
Contract assets	414	—	414
Property and equipment	488	—	488
Operating lease right-of-use assets	301	—	301
Intangible assets	2,300	500	2,800
Amount attributable to assets acquired	4,951	500	5,451

Fair value of liabilities assumed:
Accounts payable, including retainage	170	—	170
Current operating lease liabilities	195	—	195
Accrued expenses and other current liabilities	138	—	138
Contract liabilities	373	—	373
Long-term operating lease liabilities	106	—	106
Amount attributable to liabilities assumed	982	—	982
Goodwill	$2,333	$(107)	$2,226
(1)    Measurement period adjustments recorded during the year-ended December 31, 2023 included changes in the purchase price allocation and total consideration, resulting in a net decrease of approximately $0.1 million to goodwill. The measurement period adjustments resulted primarily from valuation inputs pertaining to ACME’s intangible assets and earnout provision attributes based on facts and circumstances that existed, but were not known, as of the ACME acquisition date.
For working capital items, such as cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, ACME's carrying value was assumed to represent the fair value of these assets due to the current nature of the assets and liabilities. There was no difference between the contract value and fair value of accounts receivable acquired. In addition, the estimated fair value of property and equipment, which generally consists of vehicles, machinery, and equipment, was estimated to approximate its net book value.

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

The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. Amortization expense recorded in the consolidated statements of operations for the period from the ACME Effective Date to December 31, 2023 was approximately $0.2 million. The estimated annual amortization expense is approximately $0.3 million for each of the next five years.

Intangible assets, net as of December 31, 2023 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$200	$(19)	$181	4.8
Customer relationships	2,600	(150)	2,450	8.1
Total	$2,800	$(169)	$2,631	7.9

The aforementioned contingent ACME Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the ACME Earnout Payments was approximately $1.5 million at the date of acquisition, inclusive of certain measurement period adjustments, of which the majority of this balance was included in other long-term liabilities in the Company’s consolidated balance sheet. The Company determined the initial fair value of the ACME Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the ACME Effective Date, the ACME Earnout Payments associated with the ACME Transaction were valued utilizing discount rates of 12.96% and 21.64%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the ACME Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the Effective Date, the ACME Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings. See Note 9 for further information.
Industrial Air Transaction
On November 1, 2023 (the “IA Effective Date”), the Company, LFS and Industrial Air, and the owner of Industrial Air (the “IA Seller”) entered into a Purchase Agreement (the “IA Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Industrial Air from the IA Seller (the “Industrial Air Transaction”). The Industrial Air Transaction closed on the IA Effective Date. As a result of the Industrial Air Transaction, Industrial Air became a wholly-owned indirect subsidiary of the Company. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air conditioning and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems. The Industrial Air Transaction provides the Company with a presence in an attractive and growing geographic market, where the acquired entity has a strong ODR customer base and supports the Company’s continued ODR growth strategy.
Total consideration paid by the Company for the Industrial Air Transaction at closing was $13.5 million (the “IA Closing Purchase Price”), consisting of cash paid to the IA Seller, subject to typical adjustments for working capital. Of the consideration paid to the IA Seller, approximately $1.4 million is being held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the IA Seller may receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the Industrial Air Purchase Agreement, if the gross profit of Industrial Air equals or exceeds (i) $7.6 million in the 12-month period beginning on the IA Effective Date (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the IA Effective Date (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). However, if the gross profit of Industrial Air is less than $7.6 million but exceeds $6.6 million during the First IA Earnout Period then the IA Seller shall receive a portion of the deferred payment made on a pro rata basis. Similarly, if the gross profit of Industrial Air is less than $8.8 million but exceeds $7.8 million during the Second IA Earnout Period then the IA Seller shall receive a portion of the deferred payment made on a pro rata basis.
The Company recorded $0.5 million in acquisition-related expenses associated with professional fees related to the Industrial Air Transaction during the year ended December 31, 2023, which are included in selling, general and administrative expense in the consolidated statements of operations.
Allocation of Purchase Price. The Industrial Air Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the IA Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $2.8 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The Company's accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the IA Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company will accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the IA Effective Date. The impact of all changes that do not qualify as measurement period adjustments will be included in current period earnings. The Company expects to finalize its purchase price allocation within one year of the IA Effective Date. The Company continues to analyze and assess relevant information necessary to determine, recognize and record at fair value the assets acquired and liabilities assumed.
The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of the Industrial Air Transaction as of the IA Effective Date by the Company.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$11,527
Earnout provision	3,165
Total Consideration	14,692

Fair value of assets acquired:
Cash and cash equivalents	1,149
Accounts receivable	5,200
Inventory	1,290
Contract assets	220
Other current assets	993
Property and equipment	1,447
Operating lease right-of-use assets(1)	3,756
Intangible assets	8,720
Amount attributable to assets acquired	22,775

Fair value of liabilities assumed:
Accounts payable, including retainage	885
Current operating lease liabilities	475
Contract liabilities	6,900
Accrued expenses and other current liabilities	347
Long-term operating lease liabilities	2,254
Amount attributable to liabilities assumed	10,861
Goodwill	$2,778
(1)    As a result of the Industrial Air Transaction, the Company recognized a $1.0 million below-market lease, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheet as of the IA Effective Date. The below-market lease will be amortized to amortization expense over the remaining lease term.
For working capital items, such as cash and cash equivalents, accounts receivable, inventory, other current assets, accounts payable, and accrued expenses and other current liabilities, Industrial Air's carrying value was assumed to represent the fair value of these assets due to the current nature of the assets and liabilities. There was no difference between the contract value and fair value of accounts receivable acquired. In addition, the estimated fair value of property and equipment, which generally consists of machinery, equipment and leasehold improvements, was estimated to approximate its net book value.
As part of the purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships with third-party customers, the acquired trade name and trademarks, acquired intellectual property, acquired backlog and a below market lease agreement. The fair values of the customer relationships with third-party customers and acquired backlog were determined using the multi-period excess earning method under the income approach. The multi-period excess earnings method is a variation of the discounted cash-flow analysis, which isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting it back to present value. The fair value of the acquired trade name, trademarks and intellectual property intangible assets were determined using an income approach, specifically known as the relief-from-royalty method. This method requires identifying the future revenue that would be generated by the trade name, trademark and intellectual property, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. The fair value of the below-market lease was determined by comparing the difference between the annual lease contract rent over the remaining contractual term to a market rate cash flow stream, discounted to the present value. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs.
The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. Amortization expense recorded in the consolidated statements of operations for the period from the Industrial Air Effective Date to December 31, 2023 was approximately $0.5 million. The estimated annual amortization expense is approximately $2.2 million for 2024 and $0.9 million each of the next four years.
Intangible assets, net as of December 31, 2023 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name, trademarks and intellectual property	$2,710	$(58)	$2,652	7.6
Customer relationships	4,390	(99)	4,291	7.2
Backlog	1,620	(324)	1,296	0.6
Total	$8,720	$(481)	$8,239	6.3
The aforementioned contingent IA Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the IA Earnout Payments was approximately $3.2 million at the date of acquisition, of which the majority of this balance was included in other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2023. The Company determined the initial fair value of the IA Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Industrial Air Effective Date, the IA Earnout Payments associated with the Industrial Air Transaction were valued utilizing a discount rate of 13.68%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the IA Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the IA Effective Date, the IA Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
Note 4 – Revenue from Contracts with Customers
The Company generates revenue from construction type contracts, primarily consisting of fixed-price contracts, to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2023	December 31, 2022	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,247	$33,573	$(4,326)
Retainage receivable	22,443	27,880	(5,437)
Total contract assets	$51,690	$61,453	$(9,763)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the consolidated balance sheets was $19.5 million and $28.5 million as of December 31, 2023 and 2022, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2023	December 31, 2022	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$41,987	$43,806	$(1,819)
Provisions for losses	173	201	(28)
Total contract liabilities	$42,160	$44,007	$(1,847)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Revenue earned on uncompleted contracts	$551,120	$678,014
Less: Billings to date	(563,860)	(688,247)
Net (overbilling) underbilling	$(12,740)	$(10,233)

(in thousands)	December 31, 2023	December 31, 2022
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,247	$33,573
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,987)	(43,806)
Net (overbilling) underbilling	$(12,740)	$(10,233)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain GCR and ODR projects. During the year ended December 31, 2023, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million and two material GCR project gross profit write-downs for a total of $1.3 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2023, the Company recorded a material gross profit write-down on one ODR segment project for a total of $1.0 million. During the year ended December 31, 2022, the Company recorded material gross profit write-ups of $3.0 million on three GCR projects and four material GCR project gross profit write-downs for a total of $2.8 million that had a net gross profit impact of $0.5 million or more. There were no material write-ups or write-downs within the ODR segment during the year ended December 31, 2022.
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
As of December 31, 2023, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's GCR and ODR segment contracts were $186.9 million and $127.3 million, respectively. The Company currently estimates that 83% and 95% of its GCR and ODR segment remaining performance obligations as of December 31, 2023, respectively, will be recognized as revenue during 2024, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangible Assets
Goodwill
Goodwill was $16.4 million and $11.4 million as of December 31, 2023 and 2022, respectively, and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible asset are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
On October 1, 2023, the Company performed a qualitative assessment. In conducting that qualitative assessment, the Company analyzed a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment was used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value. No impairment losses were identified as a result of its qualitative assessment during the year ended December 31, 2023.
During the fourth quarter of 2022, the Company performed a quantitative impairment assessment for its ODR reporting unit in which the Company determined that the fair value of the ODR reporting unit was greater than its respective carrying value. No impairment to goodwill was recorded as a result of the annual assessment.
The following table summarizes the carrying amount of goodwill associated with the Company's segments for the years ended December 31, 2023 and 2022.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2022	$—	$11,370	$11,370
Goodwill as of December 31, 2022	—	11,370	11,370
Goodwill associated with the ACME Transaction(1)	—	2,226	2,226
Goodwill associated with the Industrial Air Transaction	—	2,778	2,778
Goodwill as of December 31, 2023	$—	$16,374	$16,374
(1)    Includes certain adjustments, net, to preliminary estimates of fair value within the measurement period of up to one-year from the date of the ACME Transaction. Measurement period adjustments, net, relate primarily to an increase in certain definite-lived intangible assets, partially offset by an increase in total consideration associated with the earnout provision. See Note 3 – Acquisitions for further information.
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
The Company did not recognize an impairment charge on its indefinite-lived intangible asset for the years ended December 31, 2023 and 2022.
Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2023
Amortized intangible assets:
Customer relationships	$15,320	$(5,249)	$10,071
Backlog	2,560	(1,264)	1,296
Trade name, trademarks and intellectual property	4,250	(578)	3,672
Total amortized intangible assets	22,130	(7,091)	15,039
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$32,090	$(7,091)	$24,999
(1)    The Company has determined that its trade name has an indefinite useful life. The Limbach trade name has been in existence since the Company’s founding in 1901 and therefore is an established brand within the industry.

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2022
Amortized intangible assets:
Customer relationships	$8,330	$(4,288)	$4,042
Backlog	940	(643)	297
Trade name	1,340	(299)	1,041
Total amortized intangible assets	10,610	(5,230)	5,380
Unamortized intangible assets:
Trade name – Limbach	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$20,570	$(5,230)	$15,340

Total amortization expense for the Company’s definite-lived intangible assets was $1.9 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Intangible Asset	Amortization Method	Weighted Average Remaining Useful Life (Years)
Customer relationships	Straight line / Pattern of economic benefit	6.9
Trade name, trademarks and intellectual property	Straight line	6.6
Backlog	Straight line	0.6
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2024	$3,444
2025	2,110
2026	2,081
2027	2,056
2028	1,860
2029 and thereafter	3,488
Total	$15,039
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued payroll and related liabilities	$5,561	$4,545
Accrued bonus and commissions	12,254	9,682
Accrued insurance liabilities	1,007	715
Accrued job costs	2,710	1,913
Assurance-type warranty liabilities	1,500	1,581
Estimated loss contingency	650	2,182
Earnout Payments accrued, current	5,719	2,859
Other accrued liabilities	1,566	1,465
Total	$30,967	$24,942

The Company’s construction-type contracts regularly include warranties to end customers that guarantee the work performed against defects in workmanship and the material it supplies. These standard warranties are assurance-type warranties and do not offer any additional services. Therefore, these assurance-type warranties are not considered separate performance obligations and the expected cost of assurance-type warranties are accrued as an expense within cost of revenue.
The Company’s reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Balance at the beginning of the period	$1,581	$3,310
Accruals for warranties issued	261	302
Accruals related to pre-existing warranties (including changes in estimates)	932	(494)
Settlements made	(1,274)	(1,537)
Balance at the end of the period	$1,500	$1,581
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, the Company allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2023 and 2022.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2023	December 31, 2022
A&R Wintrust Term Loan - term loan payable in quarterly installments of principal, (commencing in December 2021) plus interest through February 2026	$—	$21,453
A&R Wintrust Revolving Loan	10,000	—
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2030	7,347	4,954
Financing liability	5,351	5,351
Total debt	$22,698	$31,758
Less – Current portion of long-term debt	(2,680)	(9,564)
Less – Unamortized discount and debt issuance costs	(387)	(666)
Long-term debt	$19,631	$21,528
Maturities of long-term debt and finance leases at December 31, 2023 are as follows:

(in thousands)
2024	$2,653
2025	2,039
2026	1,650
2027	845
2028 and thereafter	15,512
Total	$22,698
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
In conjunction with the Jake Marshall Transaction, the Company entered into an amendment to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Jake Marshall Earnout Payments under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
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
Prior to its repayment on May 5, 2023 and as of December 31, 2022, the interest rate in effect on the non-hedged portion of the A&R Wintrust Term Loan was 9.25% and 8.50%, respectively. For the period from January 1, 2023 through May 5, 2023, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 8.76%. For the year ended December 31, 2022, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 5.68%.
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
As of December 31, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the year ended December 31, 2023, the maximum outstanding borrowings under either the Company's revolving loan arrangements at any time was $10.0 million and the average daily balance was approximately $6.6 million. For the year ended December 31, 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
As of December 31, 2022, the Company had no borrowings outstanding under the A&R Wintrust Revolving Loan. During the year ended December 31, 2022, the maximum outstanding borrowings under the A&R Wintrust Revolving Loan at any time was $9.4 million and the average daily balance was approximately $0.1 million. For the year ended December 31. 2022, the Company incurred interest on the A&R Wintrust Revolving Loan at a weighted average annual interest rate of 4.78%.
At December 31, 2023, the Company had irrevocable letters of credit in the amount of $4.1 million with its lender to secure obligations under its self-insurance program.
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
As of December 31, 2023, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of December 31, 2023, the financing liability was $5.0 million, net of issuance costs, which was recognized within other long-term debt on the Company's consolidated balance sheets. For the year ended December 31, 2023 and 2022, $0.5 million and less than $0.1 million of interest expense associated with the financing was recognized, respectively.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants. The Company issued certain Merger Warrants and Additional Merger Warrants in conjunction with the Company's business combination with LHLLC in July 2016 (the “Business Combination”). On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms. During 2023, 600,000 $15 Exercise Price Sponsor Warrants and 606,476 Merger Warrants (each defined below) were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into 167,564 and 274,742 shares of the Company's common stock, respectively. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023.
The following table summarizes the underlying shares of common stock with respect to outstanding warrants:

	December 31, 2023	December 31, 2022
$15 Exercise Price Sponsor Warrants(1)(2)	—	600,000
Merger Warrants(3)(4)	—	629,643
Total	—	1,229,643
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
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority was valid through September 29, 2023. Share repurchases may have been executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program did not obligate the Company to acquire any particular amount of common stock, and the program may have been suspended or terminated by the Company at any time at its discretion without prior notice. Through September 29, 2023, the Company has made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. For the years ended December 31, 2023 and 2022, the Company issued 17,661 and 37,490 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during these periods. As of December 31, 2023, 388,956 shares remain available for future issuance under the ESPP.
Note 9 – Fair Value Measurements
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2023 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments, one U.S. Treasury Bill and certain investments in money market funds sponsored by a large financial institution. The Company had no such investments as of December 31, 2022. For the year ended December 31, 2023, the Company recognized interest income in the aggregate of approximately $1.2 million associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,959	$43,959
U.S. Treasury Bills	10,000	10,000	$—	$—
Money market fund	3,750	3,750	—	—
Total	$57,709	$57,709	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of December 31, 2023, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
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
As a part of the total consideration for the ACME Transaction, the Company recognized $1.5 million in contingent consideration on the ACME Effective Date. The fair value of contingent ACME Earnout Payments is based on generating growth rates on the projected gross margins of ACME and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the ACME Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the ACME Earnout Payments associated with the ACME Transaction were valued utilizing discount rates between 12.96% and 21.64%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the ACME Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage.
As a part of the total consideration for the Industrial Air Transaction, the Company recognized $3.2 million in contingent consideration on the IA Effective Date. The fair value of contingent IA Earnout Payments is based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the IA Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the IA Effective Date, the IA Earnout Payments associated with the Industrial Air Transaction were valued utilizing a discount rate of 13.68%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the IA Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.7 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively, which was presented in change in fair value of contingent consideration in the Company's consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.

The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at December 31, 2023 and 2022.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period	$3,000	$—	$—	$3,000
First ACME Earnout Period	429	—	—	429
First IA Earnout Period	2,290	—	$—	2,290
Other long-term liabilities:
Second ACME Earnout Period	1,188	—	—	1,188
Second IA Earnout Period	875	—	—	875
Total	$7,782	$—	$—	$7,782

		Fair Value at Reporting Date Using
	December 31, 2022	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2022 Jake Marshall Earnout Period (1)	$2,859	$—	$—	$2,859
Other long-term liabilities:	—
2023 Jake Marshall Earnout Period	2,515	—	—	2,515
Total	$5,374	$—	$—	$5,374
(1)    In April 2023, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of December 31, 2023, the Company determined that the fair value of the interest rate swap was approximately $0.2 million and is recognized in other assets on the Company's consolidated balance sheets. For the years ended December 31, 2023 and 2022, the Company recognized a loss of $0.1 million and a gain of $0.3 million, respectively, on its consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common shareholders for the years ended December 31, 2023 and 2022:

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2023	December 31, 2022
EPS numerator:
Net income	$20,754	$6,799

EPS denominator:
Weighted average shares outstanding – basic	10,773	10,425
In-the-money warrants	249	—
Nonvested restricted stock units	789	247
Employee stock purchase plan	1	5
Weighted average shares outstanding – diluted	11,812	10,677

EPS:
Basic	$1.93	$0.65
Diluted	$1.76	$0.64
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	For the Years Ended
	December 31, 2023	December 31, 2022
Out-of-the-money warrants	—	1,229,643
Performance and market-based RSUs(1)	95	—
Employee stock purchase plan	1,044	1,573
Total	1,139	1,231,216
(1)    For the year ended December 31, 2022, certain market-based awards were not included in the computation of diluted income per common share because the market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
Note 11 – Income Taxes
The Company is taxed as a C Corporation.

Provision for Income Taxes
The Company’s provision for income taxes relating to continuing operations consists of the following:

	For the Years Ended
(in thousands)	December 31, 2023	December 31, 2022
Current tax provision
U.S. Federal	$5,851	$2,613
State and local	1,845	695
Total current tax provision	7,696	3,308

Deferred tax provision
U.S. Federal	(253)	(584)
State and local	(97)	85
Total deferred tax provision	(350)	(499)
Income tax provision	$7,346	$2,809
The provision for income taxes for the years ended December 31, 2023 and 2022 resulted in effective tax rates on continuing operations of 26.1% and 29.2%, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal tax effect	4.8%	6.4%
Stock based compensation – restricted stock	(1.1)%	1.4%
Return to provision adjustment	(0.2)%	(0.1)%
Permanent differences	1.4%	1.3%
Tax credits	(0.5)%	(0.9)%
Other	0.6%	—%
Effective tax rate	26.1%	29.2%
The Company is subject to taxation in various jurisdictions. The Company’s 2020 through 2022 tax returns are subject to examination by U. S. federal authorities. The Company’s tax returns are subject to examination by various state authorities for the years 2020 and forward.

Deferred Tax Assets (Liabilities)
The significant components of deferred tax assets (liabilities) were as follows:

	As of As of December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$699	$950
Allowance for doubtful accounts	74	60
Intangibles	435	463
Goodwill	3,057	3,301
Startup costs	57	68
Stock-based compensation	1,804	1,066
Research and development expenses	1,276	640
Lease liabilities	6,193	6,280
Accrued bonuses and commissions	424	253
Total deferred tax assets	14,019	13,081

Deferred tax liabilities:
Fixed assets	(3,413)	(3,248)
Right-of-use assets	(4,566)	(4,684)
Percentage of completion	(814)	(241)
Interest	(47)	(79)
Total deferred tax liabilities	(8,840)	(8,252)

Net deferred tax asset	$5,179	$4,829
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company had no net operating loss carryforwards.
Liabilities for Uncertain Tax Positions
The Company had no unrecognized tax benefits as of December 31, 2023 and 2022.
Note 12 – Operating Segments
As discussed in Note 1, the Company operates in two segments (i) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers, and (ii) ODR, in which the Company provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
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
The Company restated segment information for the historical periods presented herein to conform to the current presentation. This change in segment presentation does not affect the Company’s consolidated statements of operations, balance sheets or statements of cash flows.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. For the year ended December 31, 2023, no GCR or ODR segment customers accounted for 10% or more of the Company’s consolidated total revenue. For the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue.
Consolidated segment information for the periods presented is as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022
Statement of Operations Data:
Revenue:
GCR	$254,392	$280,379
ODR	261,958	216,403
Total revenue	516,350	496,782

Gross profit:
GCR	43,200	38,622
ODR	76,090	55,119
Total gross profit	119,290	93,741

Selling, general and administrative (1)	87,397	77,879
Change in fair value of contingent consideration	729	2,285
Amortization of intangibles	1,880	1,567
Operating income	$29,284	$12,010

Interest expense	(2,046)	(2,144)
Interest income	1,217	—
Loss on early termination of operating lease	—	(849)
Loss on early debt extinguishment	(311)	—
(Loss) gain on change in fair value of interest rate swap	(124)	310
Gain on disposition of property and equipment	80	281
Total unallocated amounts	(1,184)	(2,402)
Total consolidated income before income taxes	$28,100	$9,608
(1)    Included within selling, general and administrative expenses was $4.9 million and $2.7 million of stock based compensation expense for the years ended December 31, 2023 and 2022, respectively.
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
On January 23, 2020, plaintiff, Bernards Bros. Inc. (“Bernards”), filed a complaint against the Company in Superior Court of the State of California for the County of Los Angeles. The complaint alleges that the Company’s Southern California business unit refused to honor a proposal made to Bernards to act as a subcontractor on a construction project, and that, as a result of the wrongful failure to honor the proposal, Bernards suffered damages in excess of $3.0 million plus interest, including alleged increased costs for hiring a different subcontractor to perform the work. The Company has vigorously defended the suit. Per the agreement of the Company and Bernards, in January 2022, the Court appointed a private referee to manage the case and adjudicate the dispute. A trial took place before the referee in January 2023, and on April 30, 2023, the referee issued an Amended Statement of Decision awarding Bernards approximately $2.2 million. As of December 31, 2022, the Company had determined that a loss was probable, and, as such, recorded an estimated loss contingency in the amount of $2.2 million, which is included in accrued expenses and other current liabilities reported within the Company’s consolidated balance sheets. In addition, the estimated loss contingency was recorded within selling, general and administrative expenses on the Company’s consolidated statements of operations. In November 2023, the parties settled the Bernard’s matter, resulting in the Company paying Bernards $2.2 million.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure its payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2023, the Company had approximately $90.9 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $3.9 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is determined by establishing a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheets.
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
The components of the self-insurance liability as of December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Current liability — workers' compensation and general liability	$188	$158
Current liability — medical and dental	819	557
Non-current liability	645	343
Total liability	$1,652	$1,058
Restricted cash	$65	$113
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
In conjunction with the closing of the Industrial Air Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of Industrial Air who became a full-time employee of the Company. The lease term of the lease runs through August 31, 2026 and includes an option to extend the lease for two successive periods of three years each through August 2032. Base rent for the term of the lease is $26,500 per month for the first thirty-three months with payment commencing on November 1, 2023. The fixed rent payment is escalated to $27,563 per month for the first three year extension period ending August 31, 2029 and to $28,941 per month for the second three year extension period ending on August 31, 2032. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of December 31, 2023, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the years ended December 31, 2023 and 2022, the Company recorded $1.2 million and $1.1 million of income in selling, general and administrative expenses related to this sublease agreement.
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
The following table summarizes the lease amounts included in the Company’s consolidated balance sheets as of December 31, 2023 and 2022:

(in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2023	December 31, 2022
Assets
Operating	Operating lease right-of-use assets(1)(2)	$19,727	$18,288
Finance	Property and equipment, net(3)(4)	9,561	7,402
Total lease assets		$29,288	$25,690

Liabilities
Current
Operating	Current operating lease liabilities	$3,627	$3,562
Finance	Current portion of long-term debt	2,680	2,135
Noncurrent
Operating	Long-term operating lease liabilities	16,037	15,643
Finance	Long-term debt(5)	10,018	8,170
Total lease liabilities		$32,362	$29,510
(1)    Operating lease assets are recorded net of accumulated amortization of $13.6 million and $12.2 million at December 31, 2023 and 2022, respectively.
(2)    As a result of the Industrial Air Transaction, the Company recognized a $1.0 million below-market lease, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheet at December 31, 2023. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease assets are recorded net of accumulated amortization of $4.5 million and $6.0 million at December 31, 2023 and 2022, respectively.
(4)    Includes approximately $2.4 million and $2.6 million of net property assets associated with the Company's Pontiac Facility at December 31, 2023 and 2022, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 7 for further detail.

The following table summarizes the lease costs included in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022:

(in thousands)	Classification on the Consolidated Statements of Operations	December 31, 2023	December 31, 2022
Operating lease cost	Cost of revenue(1)	$2,184	$2,627
Operating lease cost	Selling, general and administrative(1)	2,550	2,555
Finance lease cost:
Amortization	Cost of revenue(2)	2,753	2,687
Interest	Interest expense, net(2)	384	264
Total lease cost		$7,871	$8,133
(1)    Operating lease costs recorded in cost of revenue includes $0.4 million and $0.5 million of variable lease costs for the years ended December 31, 2023 and 2022, respectively. In addition, $0.5 million of variable lease costs are included in selling, general and administrative expenses for both years ended December 31, 2023 and 2022, respectively. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)    Finance lease costs recorded in cost of revenue includes $3.7 million and $3.8 million of variable leases costs for the years ended December 31, 2023 and 2022, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges. No variable lease costs were recorded in selling, general and administrative expenses for the years ended December 31, 2023 and 2022.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of December 31, 2023 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
2024	$3,041	$515	$3,556	$3,682	$981	$4,663	$912
2025	2,284	528	2,812	3,478	765	4,243	939
2026	1,768	542	2,310	3,383	770	4,153	967
2027	872	555	1,427	2,318	871	3,189	326
2028	122	569	691	1,376	871	2,247	—
Thereafter	48	13,733	13,780	844	4,997	5,841	—
Total minimum lease payments	8,135	16,442	24,576	15,081	9,255	24,336	$3,145
Financing Component (3)	(788)	(11,090)	(11,878)	(2,499)	(2,173)	(4,672)
Net present value of minimum lease payments	7,347	5,351	12,698	12,582	7,082	19,664
Less: current portion of finance and operating lease obligations	(2,680)	—	(2,680)	(3,009)	(618)	(3,627)
Long-term finance and operating lease obligations	$4,667	$5,351	$10,018	$9,573	$6,464	$16,037
(1)    Associated with the aforementioned related party leases entered into with former members of JMLLC, ACME and Industrial Air.
(2)    Associated with the aforementioned third party sublease.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	December 31, 2023	December 31, 2022
Weighted average lease term (in years):
Operating	6.54	6.98
Finance(1)	3.10	2.73

Weighted average discount rate:
Operating	6.74%	4.76%
Finance(1)	5.33%	5.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 7 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year Ended December 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,705	$5,055
Operating cash flows from finance leases	343	264
Financing cash flows from finance leases	2,737	2,734
Right-of-use assets exchanged for lease liabilities
Operating leases	$3,135	$—
Finance leases	5,219	2,634
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$1,112	$2,455
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(93)	$(77)
Note 15 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.6 million for the year ended December 31, 2023, as compared to $2.4 million for the year ended December 31, 2022. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2023 or 2022.
Note 16 – Multiemployer Pension Plans
The Company participates in approximately 40 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2023, approximately 54% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers.

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
If a MEPP has unfunded pension liabilities, the Company could be obligated to make additional payments to a MEPP if the Company either ceases to have an obligation to contribute to the MEPP under a CBA or significantly reduces the Company’s contributions to the MEPP because they reduce the number of employees who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary. The amount of such payments (known as a complete or partial withdrawal liability) would equal the Company’s proportionate share of the MEPPs unfunded vested benefits. Based on the information available to the Company from the MEPPs, the Company believes that some of the MEPPs to which they contribute are underfunded and are in “critical” or “endangered” status as those terms are defined by the PPA. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs’ current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on its financial condition, results of operations or liquidity.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $31.8 million for the year ended December 31, 2023, as compared to $31.3 million for the year ended December 31, 2022. Of these amounts, total contributions to MEPPs accounted for $11.6 million and $12.6 million for the years ended December 31, 2023 and 2022, respectively.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which in certain circumstances is 2022 for the 2023 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)		Contributions greater than 5% of total contributions	Surcharge Imposed	Expiration date of CBA
		2023	2022		2023	2022
Plumbers and Pipefitters Local Union No. 43 Pension Fund	62-6101288 / 001	Green	Green	N/A	$1,500	$1,205	Yes	No	June-24
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Green	Green	N/A	1,439	1,483	No	No	May-26
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Green	Green	N/A	1,255	1,245	Yes	No	May-26

Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Green	Yellow	Implemented	1,175	1,371	Yes	No	May-25
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,140	1,204	No	No	Aug-25
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green	Green	N/A	830	1,232	Yes	No	May 23
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Red	Red	Implemented	633	537	No	No	Apr-26
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	592	596	Yes	No	May-25
United Association National Pension Fund	52-6152779 / 001	Green	Green	N/A	579	525	No	No	Ranging from May-23 - May-27
Sheet Metal Workers' National Pension Fund	52-6112463 / 001	Green	Green	N/A	540	792	No	No	Ranging from May-23 – Apr-26
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	295	609	No	No	Jul-25
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green	Green	N/A	345	393	Yes	No	May-27
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Red	Red	Implemented	330	316	Yes	No	May-26
Ironworkers Local 704 Pension Fund	62-6098036 / 001	Green	Green	N/A	236	46	No	No	Apr-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	178	247	No	No	May-24
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Green	Yellow	N/A	113	8	No	No	Apr-26
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	87	103	No	No	May-26
Refrigeration, Air Conditioning & Service Division (UA-NJ) Pension Plan	22-6109064 / 001	Green	Green	N/A	83	65	No	No	Jul-27
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	65	81	No	No	May-24
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	27	25	No	Yes	Apr-24
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	25	25	No	No	Apr-24

Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	8	74	No	No	Aug-24
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	5	14	No	No	Aug-25
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	4	130	No	No	Aug-26
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Green	Yellow	Implemented	—	139	No	No	Jun-24
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Green	Green	N/A	—	10	No	No	Oct-25
All other plans (13 and 11 as of December 31, 2023 and 2022, respectively)					153	103
				Total Contributions	$11,637	$12,578
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the years ended December 31, 2023 and 2022, the Company recognized $1.5 million and $1.6 million of stock-based compensation expense related to outstanding service-based RSUs, respectively.
The following table summarizes the Company’s service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2022	266,089	$8.45
Granted	184,941	8.97
Vested	(146,151)	7.78
Forfeited	(24,604)	9.43
Unvested at December 31, 2022	280,275	$9.06
Granted	164,413	11.94
Vested	(163,354)	8.58
Forfeited	(42,131)	10.63
Unvested at December 31, 2023	239,203	$11.09
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA, EPS growth and EBITDA margin performance goals over a three-year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the years ended December 31, 2023 and 2022, the Company recognized $3.4 million and $1.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company’s PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2022	280,700	$9.46
Granted	258,363	7.18
Vested	—	—
Forfeited	(41,123)	8.98
Unvested at December 31, 2022	497,940	$8.32
Granted	289,092	12.77
Performance factor adjustment(1)	(121,827)	4.29
Vested	32,327	4.29
Forfeited	(116,911)	9.81
Unvested at December 31, 2023	580,621	$10.85
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
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $4.9 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2023 and 2022 was $3.8 million and $1.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $3.5 million at December 31, 2023. These costs are expected to be recognized over a weighted average period of 1.64 years.
Note 18 – Subsequent Events
On March 13, 2024, LFS, LHLLC, and other designated parties entered into a first amendment to the Second A&R Wintrust Credit Agreement (the “First Amendment to the Second A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The First Amendment to the Second A&R Wintrust Credit Agreement makes certain amendments to the Second A&R Wintrust Credit Agreement, including: (i) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $5.0 million to $10.0 million, (ii) removing the requirement to deliver a Borrowing Base Certificate if outstanding Revolving Loans and Letters of Credit (as such terms are defined in the Second A&R Wintrust Credit Agreement) do not exceed $30.0 million, and (iii) removing certain financial covenants that restrict the Company’s ability to make Unfinanced Capital Expenditures (as defined in the Second A&R Wintrust Credit Agreement).
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2023, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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
Item 9B. Other Information
As previously discussed in our periodic reports, at our 2022 Annual Meeting of Stockholders held on June 22, 2022 (the “2022 Annual Meeting”), our stockholders approved, (i) the election of two Class C members of the Company’s Board of Directors; (ii) the approval of an amendment to the Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan, which included an increase in the number of authorized shares under the plan by 350,000 shares of the Company’s common stock, par value $0.0001 per share; (iii) a non-binding advisory vote on the compensation of the Company’s named executive officers; and (iv) the ratification of the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022 (the “Stockholder Actions”). The Stockholder Actions are described more fully in the Company’s definitive proxy statement for the 2022 Annual Meeting, filed with the Securities and Exchange Commission (“SEC”) on April 29, 2022, and the voting results from the meeting are set forth in the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2022. The record date established for the 2022 Annual Meeting was April 22, 2022, which exceeded by one day the maximum of 60 days by which a record date is permitted to precede a meeting of stockholders under the Delaware General Corporation Law (the “DGCL”) and the Company’s Amended and Restated Bylaws.
On June 29, 2023, a putative purported class action complaint captioned Ayers v. McNally was filed against our Board in the Court of Chancery (the “Court”) of the State of Delaware (the “Action”). The plaintiff alleged violation of Section 213(a) of the DCGL in fixing the record date more than 60 days before the Company’s 2022 Annual Meeting. According to the complaint, because the record date allegedly violated Section 213(a) of the DGCL, the actions taken at the 2022 Annual Meeting were invalid.
As was described in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2023, the Company filed a petition seeking the approval of the Delaware Court of Chancery (the “Court”), pursuant to Section 205 of the DGCL, to validate the Stockholder Actions (the “Section 205 Petition”).
On September 18, 2023, the Court held a hearing on the Section 205 Petition. Following oral argument, the Court entered an Order and Final Judgment declaring valid the 2022 Annual Meeting, along with each of the Stockholder Actions outlined in the Section 205 Petition.
On September 18, 2023, the Court entered a final order approving all of the relief requested by the Company in the Section 205 Petition, including validation of the Stockholder Actions (the “Final Order”). After the Court entered the Final Order, the Court also dismissed a purported putative class action and derivative lawsuit (the “Action”) brought against the Company by Patrick Ayers (the “Plaintiff”). The Action was related to, but independent of, the Section 205 Petition and was dismissed as moot upon validation of the Section 205 Petition. The Action was dismissed with prejudice as to the Plaintiff and is deemed resolved by the Company, other than resolving an anticipated application for an award of attorneys’ fees and reimbursement of expenses from the Action by plaintiff’s attorneys (a “Mootness Fee”). Without admitting any fault or wrongdoing, the Company agreed to pay $0.3 million in attorneys’ fees and expenses to the plaintiff’s counsel in the Action as the Mootness Fee to resolve the matter.
On February 29, 2024, the Court entered an order closing the case (the “February Order”), subject to the Company filing an affidavit with the Court confirming compliance with the Court’s February Order. In entering the February Order, the Court did not review, and did not pass judgment on, the payment of these attorneys’ fees and expenses.
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item is incorporated herein by reference to the material under the captions “Proposal No. 1: Election of Directors – Directors and Executive Officers” and “Board of Directors and Corporate Governance” and “Security Ownership of Certain Owners and Management – Delinquent Section 16(a) Reports” (if applicable) in the Company’s 2024 Proxy Statement. The Company’s 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
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
Item 11. Executive Compensation
The information required to be disclosed by this item is incorporated herein by reference to the material under the captions “Board of Directors and Corporate Governance – Director Compensation,” “Executive Compensation” and “Pay vs. Performance” in the Company’s 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item is incorporated herein by reference to the material under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item is incorporated herein by reference to the material under the captions “Related Person Policy and Transactions” and “Board of Directors and Corporate Governance – Director Independence” in the Company’s 2024 Proxy Statement.
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

10.33
Promotion Letter dated January 17, 2023 – Michael M. McCann (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.34*
Promotion Letter dated January 17, 2023 – Jay Sharp (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.35*
Promotion Letter dated January 17, 2023 – Nick Angerosa (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.36*
Employment Transition Agreement dated January 17, 2023, by and between Limbach Holdings, Inc. and Charles A. Bacon, III (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.37*
Limbach Facility Services LLC Performance Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on February 2, 2023).

10.38
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

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Limbach Holdings, Inc. Clawback Policy (filed herewith)
99.1
Petition Filed by Limbach Holdings, Inc. in the Delaware Court of Chancery on August 2, 2023 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on August 16, 2023).

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

LIMBACH HOLDINGS, INC.

/s/ Michael M. McCann
Michael M. McCann
President and Chief Executive Officer
Date: March 13, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael M. McCann and Jayme L. Brooks and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael M. McCann	President and Chief Executive Officer and Director	March 13, 2024
Michael M. McCann	(principal executive officer)

/s/ Jayme L. Brooks	Executive Vice President and Chief Financial Officer	March 13, 2024
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Gordon G. Pratt	Director and Chairman	March 13, 2024
Gordon G. Pratt

/s/ Michael F. McNally	Director	March 13, 2024
Michael F. McNally

/s/ Norbert W. Young	Director	March 13, 2024
Norbert W. Young

/s/ Laurel J. Krzeminski	Director	March 13, 2024
Laurel J. Krzeminski

/s/ Joshua S. Horowitz	Director	March 13, 2024
Joshua S. Horowitz

/s/ Linda G. Alvarado	Director	March 13, 2024
Linda G. Alvarado