Form 10-Q
period 2024-03-31
Limbach Holdings, Inc.
filed 2024-05-08
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 6, 2024, there were 11,183,076 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of order in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xii) delays and/or defaults in customer payments; (xiii) unsatisfactory safety performance; (xiv) labor disputes with unions representing our employees; (xv) strikes or work stoppages; (xvi) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xvii) our dependence on subcontracts and suppliers of equipment and materials; (xviii) price increases in materials; (xix) changes in energy prices; (xx) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxi) reputational harm arising from our participation in construction joint ventures; (xxii) any difficulties in the financial and surety markets; (xxiii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxiv) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxv) impairment charges for goodwill and intangible assets; (xxvi) unexpected expenses arising from contractual warranty obligations; (xxvii) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxviii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxix) increased debt service obligations due to our variable rate indebtedness; (xxx) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxi) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxii) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxiii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxiv) future climate change; (xxxv) market or regulatory responses to climate change; (xxxvi) increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices; (xxxvii) adverse weather conditions, which may harm our business and financial results; (xxxviii) information technology system failures, network disruptions or cyber security breaches, events or attacks; (xxxix) changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems; (xl) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xli) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlii) costs associated with compliance with environmental, safety and health regulations; (xliii) our failure to comply with immigration laws and labor regulations; and (xliv) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$48,239	$59,833
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $330 and $292 as of March 31, 2024 and December 31, 2023, respectively)	95,855	97,755
Contract assets	47,096	51,690
Other current assets	8,164	7,657
Total current assets	199,419	217,000

Property and equipment, net	22,634	20,830
Intangible assets, net	23,972	24,999
Goodwill	16,433	16,374
Operating lease right-of-use assets	20,749	19,727
Deferred tax asset	5,505	5,179
Other assets	472	330
Total assets	$289,184	$304,439

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,532	$2,680
Current operating lease liabilities	3,678	3,627
Accounts payable, including retainage	51,910	65,268
Contract liabilities	41,107	42,160
Accrued income taxes	446	446
Accrued expenses and other current liabilities	24,720	30,967
Total current liabilities	124,393	145,148
Long-term debt	19,353	19,631
Long-term operating lease liabilities	17,109	16,037
Other long-term liabilities	2,801	2,708
Total liabilities	163,656	183,524
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,447,738 and 11,183,076, respectively, and 11,268,086 and 11,003,424 outstanding, respectively	1	1
Additional paid-in capital	89,555	92,528
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	37,972	30,386
Total stockholders’ equity	125,528	120,915
Total liabilities and stockholders’ equity	$289,184	$304,439
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenue	$118,976	$121,009
Cost of revenue	87,888	94,782
Gross profit	31,088	26,227
Operating expenses:
Selling, general and administrative	22,876	21,050
Change in fair value of contingent consideration	623	141
Amortization of intangibles	1,057	383
Total operating expenses	24,556	21,574
Operating income	6,532	4,653
Other income (expenses):
Interest expense	(475)	(667)
Interest income	562	—
Gain (loss) on disposition of property and equipment	491	(215)
Gain (loss) on change in fair value of interest rate swap	149	(156)
Total other income (expenses)	727	(1,038)
Income before income taxes	7,259	3,615
Income tax (benefit) provision	(327)	622
Net income	$7,586	$2,993

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.68	$0.29
Diluted	$0.64	$0.27
Weighted average number of shares outstanding:
Basic	11,159,849	10,475,364
Diluted	11,894,747	11,040,063
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$7,586	$2,993
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,712	1,922
Provision for credit losses	39	52
Stock-based compensation expense	1,249	1,133
Noncash operating lease expense	1,045	976
Amortization of debt issuance costs	11	38
Deferred income tax provision	(327)	(63)
(Gain) loss on sale of property and equipment	(491)	215
Loss on change in fair value of contingent consideration	623	141
(Gain) loss on change in fair value of interest rate swap	(149)	156
Changes in operating assets and liabilities:
Accounts receivable	1,861	24,581
Contract assets	4,594	(2,737)
Other current assets	(592)	(2,743)
Accounts payable, including retainage	(14,060)	(14,929)
Prepaid income taxes	—	(44)
Accrued taxes payable	—	686
Contract liabilities	(1,052)	868
Operating lease liabilities	(974)	(934)
Accrued expenses and other current liabilities	(5,863)	(3,170)
Other long-term liabilities	(156)	225
Net cash (used in) provided by operating activities	(3,944)	9,366
Cash flows from investing activities:
Proceeds from sale of property and equipment	561	101
Advances from joint ventures	4	—
Purchase of property and equipment	(2,541)	(923)
Net cash used in investing activities	(1,976)	(822)
Cash flows from financing activities:
Payments on A&R Wintrust Term Loans	—	(1,857)
Payments on finance leases	(693)	(639)
Taxes paid related to net-share settlement of equity awards	(5,187)	(847)
Proceeds from contributions to Employee Stock Purchase Plan	206	174
Net cash used in financing activities	(5,674)	(3,169)
(Decrease) increase in cash, cash equivalents and restricted cash	(11,594)	5,375
Cash, cash equivalents and restricted cash, beginning of period	59,898	36,114
Cash, cash equivalents and restricted cash, end of period	$48,304	$41,489
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	2,097	742
Right of use assets obtained in exchange for new finance lease liabilities	308	1,402
Right of use assets disposed or adjusted modifying finance lease liabilities	(41)	(1)
Interest paid	484	657
Cash paid for income taxes	$—	$44

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education, and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has more than 1,300 team members in 19 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Rule 8-03 of Regulation S-X for smaller reporting companies. Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2024.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2024, its results of operations and equity for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 13, 2024, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on its consolidated financial statements.
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
The Company recorded $0.3 million in acquisition-related expenses associated with professional fees related to the ACME Transaction during the year-ended December 31, 2023, which were included in selling, general and administrative expense in the consolidated statement of operations.
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
Allocation of Purchase Price. The Industrial Air Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the IA Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $2.8 million of goodwill, all of which was allocated to the ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The Company's accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions are subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the IA Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the IA Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings. The Company finalized its purchase price allocation during the first quarter of 2024.
The following table summarizes the allocation of the fair value of the assets and liabilities of the Industrial Air Transaction as of the IA Effective Date by the Company.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)	Final Purchase Price Allocation
Consideration:
Cash	$11,527	$—	$11,527
Earnout provision	3,165	—	3,165
Total Consideration	14,692	—	14,692

Fair value of assets acquired:
Cash and cash equivalents	1,149	—	1,149
Accounts receivable	5,200	—	5,200
Inventory	1,290	(59)	1,231
Contract assets	220	—	220
Other current assets	993	—	993
Property and equipment	1,447	—	1,447
Operating lease right-of-use assets(2)	3,756	—	3,756
Intangible assets	8,720	—	8,720
Amount attributable to assets acquired	22,775	(59)	22,716

Fair value of liabilities assumed:
Accounts payable, including retainage	885	—	885
Current operating lease liabilities	475	—	475
Contract liabilities	6,900	—	6,900
Accrued expenses and other current liabilities	347	—	347
Long-term operating lease liabilities	2,254	—	2,254
Amount attributable to liabilities assumed	10,861	—	10,861
Goodwill	$2,778	$59	$2,837
(1)    Measurement period adjustments recorded during the quarter ending March 31, 2024 included adjustments to certain working capital items resulting in an increase of approximately $0.1 million to goodwill. The measurement period adjustments resulted primarily from information that existed, but was not known, as of Industrial Air's acquisition date.
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

Contract assets
Contract assets include amounts due under retainage provisions and costs and estimated earnings in excess of billings on uncompleted contracts. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2024	December 31, 2023	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,006	$29,247	$(4,241)
Retainage receivable	22,090	22,443	(353)
Total contract assets	$47,096	$51,690	$(4,594)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $19.3 million and $19.5 million as of March 31, 2024 and December 31, 2023, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2024	December 31, 2023	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$41,061	$41,987	$(926)
Provisions for losses	46	173	(127)
Total contract liabilities	$41,107	$42,160	$(1,053)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Revenue earned on uncompleted contracts	$540,169	$551,120
Less: Billings to date	(556,224)	(563,860)
Net (overbilling) underbilling	$(16,055)	$(12,740)

(in thousands)	March 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$25,006	$29,247
Billings in excess of costs and estimated earnings on uncompleted contracts	(41,061)	(41,987)
Net (overbilling) underbilling	$(16,055)	$(12,740)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended March 31, 2024, the Company recorded material gross profit write-ups on two ODR projects for a total of $2.0 million that had a net gross profit impact of $0.5 million or more. There were no material gross profit write-downs recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
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
As of March 31, 2024, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $139.5 million and $163.0 million, respectively. The Company currently estimates that 83% and 68% of its ODR and GCR segment remaining performance obligations as of March 31, 2024, respectively, will be recognized as revenue during the remainder of 2024, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $16.4 million as of March 31, 2024 and December 31, 2023 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three months ended March 31, 2024 and March 31, 2023.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the three months ended March 31, 2024 and for the year ended December 31, 2023.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2023	$—	$11,370	$11,370
Goodwill associated with the ACME Transaction(1)	—	2,226	2,226
Goodwill associated with the Industrial Air Transaction	—	2,778	2,778
Goodwill as of December 31, 2023	—	16,374	16,374
Measurement period adjustments - Industrial Air Transaction(2)	$—	59	59
Goodwill as of March 31, 2024	$—	$16,433	$16,433
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
(2)    Includes certain adjustments to preliminary estimates of fair value within the measurement period of up to one-year from the date of the Industrial Air Transaction. Measurement period adjustments related to certain working capital adjustments. See Note 3 – Acquisitions for further information.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2024
Amortized intangible assets:
Customer relationships	$15,320	$(5,645)	$9,675
Backlog	2,560	(1,750)	810
Trade name, trademarks and intellectual property	4,250	(723)	3,527
Total amortized intangible assets	22,130	(8,118)	14,012
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$32,090	$(8,118)	$23,972
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
Total amortization expense for the Company's definite-lived intangible assets was $1.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	6,917	7,347
Financing liability	5,351	5,351
Total debt	22,268	22,698
Less - Current portion of long-term debt	(2,532)	(2,680)
Less - Unamortized discount and debt issuance costs	(383)	(387)
Long-term debt	$19,353	$19,631
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
In conjunction with the Company's acquisitions of JMLLC and CSLLC (the “Jake Marshall Transaction”), the Company entered into an amendment and restatement to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Jake Marshall Earnout Payments (as defined in Note 8) under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
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
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Refer to Note 8 for further information regarding this interest rate swap.
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
As of March 31, 2024 and December 31, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the three months ended March 31, 2024, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million. For the three months ended March 31, 2024, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement. During the three months ended March 31, 2023, the Company had no borrowings against the A&R Wintrust Revolving Loan.
At March 31, 2024, the Company had irrevocable letters of credit in the amount of $5.2 million with its lender to secure obligations under its self-insurance program.
The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of March 31, 2024, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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

As of March 31, 2024, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For each of the three months ended March 31, 2024 and 2023, approximately $0.1 million of interest expense associated with the financing was recognized.
Note 7 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants. The Company issued certain Merger Warrants and Additional Merger Warrants in conjunction with the Company's business combination with LHLLC in July 2016 (the “Business Combination”). On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms. During 2023, 600,000 warrants exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”) and 606,476 warrants exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”) were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into 167,564 and 274,742 shares of the Company's common stock, respectively. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023.
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
Share Repurchase Program
In September 2022, the Company announced that its Board of Directors approved a share repurchase program (the “Share Repurchase Program”) to repurchase shares of its common stock for an aggregate purchase price not to exceed $2.0 million. The share repurchase authority was valid through September 29, 2023. Share repurchases may have been executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. The Share Repurchase Program did not obligate the Company to acquire any particular amount of common stock, and the program may have been suspended or terminated by the Company at any time at its discretion without prior notice. Through September 29, 2023, the Company made share repurchases of approximately $2.0 million under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a common share at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2024, the Company issued 2,989 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2023. In January 2023, the Company issued a total of 10,997 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2022. As of March 31, 2024, 385,967 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2024 and December 31, 2023 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments, one U.S. Treasury Bill and certain investments in money market funds sponsored by a large financial institution. For the three months ending March 31, 2024, the Company recognized interest income in the aggregate of approximately $0.6 million associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds. No interest income was recognized during the three months ended March 31, 2023. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$35,337	$35,337	$—	$—
U.S. Treasury Bills	10,000	10,000	—	—
Money market fund	3,750	3,750	—	—
Total	$49,087	$49,087	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,959	$43,959	$—	$—
U.S. Treasury Bills	10,000	10,000	—	—
Money market fund	3,750	3,750	—	—
Total	$57,709	$57,709	$—	$—

Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of March 31, 2024, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC may receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 12-month period from closing through December 31, 2022 (the “2022 Jake Marshall Earnout Period”) or (ii) fiscal year 2023 (the “2023 Jake Marshall Earnout Period”), respectively (collectively, the “Jake Marshall Earnout Payments”). To the extent, however, that the gross profit of the acquired companies is less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Jake Marshall Earnout Period or 2023 Jake Marshall Earnout Period, the $3.0 million amount will be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheets on December 2, 2021. The fair value of contingent Jake Marshall Earnout Payments is based on generating growth rates on the projected gross margins of the acquired entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2023 and 2024, the Company made two separate payments in the amount of $3.0 million to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period and the 2023 Jake Marshall Earnout Period, respectively.
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
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.6 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, which was presented in change in fair value of contingent consideration in the Company's consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at March 31, 2024 and December 31, 2023.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period(1)	$3,000	$—	$—	$3,000
First ACME Earnout Period	487	—	—	487
First IA Earnout Period	2,606	—	$—	2,606
Other long-term liabilities:
Second ACME Earnout Period	1,278	—	—	1,278
Second IA Earnout Period	1,035	—	—	1,035
Total	$8,406	$—	$—	$8,406

		Fair Value at Reporting Date Using
	December 31, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period	$3,000	$—	$—	$3,000
First ACME Earnout Period	429	—	—	429
First IA Earnout Period	2,290	—	$—	2,290
Other long-term liabilities:
Second ACME Earnout Period	1,188	—	—	1,188
Second IA Earnout Period	875	—	—	875
Total	$7,782	$—	$—	$7,782
(1)    In April 2024, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2023 Jake Marshall Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of March 31, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.3 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three months ended March 31, 2024, the Company recognized a gain of approximately $0.1 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three months ended March 31, 2023, the Company recognized a loss of approximately $0.2 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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

The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
EPS numerator:
Net income	$7,586	$2,993

EPS denominator:
Weighted average shares outstanding – basic	11,160	10,475
Impact of dilutive securities	735	565
Weighted average shares outstanding – diluted	11,895	11,040

EPS:
Basic	$0.68	$0.29
Diluted	$0.64	$0.27
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per common share:

	Three Months Ended March 31,
	2024	2023
Out-of-the-money warrants (see Note 7)	—	600,000
Performance based RSUs	261	—
Employee Stock Purchase Plan	—	1,561
Total	261	601,561
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
The following table presents our income tax (benefit) provision and our income tax rate for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Income tax (benefit) provision	$(327)	$622
Income tax rate	(4.5)%	17.2%
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2024 and 2023. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period over period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the quarters ended March 31, 2024 and 2023 are materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the quarter. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting.
No valuation allowance was required as of March 31, 2024 or December 31, 2023.
Note 11 – Operating Segments
As discussed in Note 1, the Company operates in two segments, (i) ODR, in which the Company provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. These segments are reflective of how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at branches into one ODR reportable segment and all of the GCR work performed at branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Statement of Operations Data:
Revenue:
ODR	$74,256	$58,718
GCR	44,720	62,291
Total revenue	118,976	121,009

Gross profit:
ODR	22,161	15,909
GCR	8,927	10,318
Total gross profit	31,088	26,227

Selling, general and administrative(1)	22,876	21,050
Change in fair value of contingent consideration	623	141
Amortization of intangibles	1,057	383
Operating income	$6,532	$4,653

Interest expense	(475)	(667)
Interest income	562	—
Gain (loss) on disposition of property and equipment	491	(215)
Gain (loss) on change in fair value of interest rate swap	149	(156)
Total unallocated amounts	727	(1,038)
Income before income taxes	$7,259	$3,615
(1)    Included within selling, general and administrative expenses was $1.2 million and $1.1 million of stock based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of March 31, 2024, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For both the three months ended March 31, 2024 and 2023, the Company recorded approximately $0.3 million of income in selling, general and administrative expenses related to this sublease agreement.

The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets(1)(2)	$20,749	$19,727
Finance	Property and equipment, net(3)(4)	9,170	9,561
Total lease assets		$29,919	$29,288

Liabilities
Current
Operating	Current operating lease liabilities	$3,678	$3,627
Finance	Current portion of long-term debt	2,532	2,680
Noncurrent
Operating	Long-term operating lease liabilities	17,109	16,037
Finance	Long-term debt(5)	9,736	10,018
Total lease liabilities		$33,055	$32,362
(1)     Operating lease assets are recorded net of accumulated amortization of $14.8 million at March 31, 2024 and $13.6 million at December 31, 2023.
(2)    Includes approximately $1.0 million at both March 31, 2024 and December 31, 2023 related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $4.9 million at March 31, 2024 and $4.5 million at December 31, 2023.
(4)    Includes approximately $2.5 million and $2.4 million of net property assets associated with the Company's Pontiac Facility as of March 31, 2024 and December 31, 2023, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2024	2023
Operating lease cost	Cost of revenue(1)	$588	$561
Operating lease cost	Selling, general and administrative(1)	726	645
Finance lease cost
Amortization	Cost of revenue(2)	740	631
Interest	Interest expense, net(2)	119	66
Total lease cost		$2,173	$1,903
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for both the three months ended March 31, 2024 and 2023, respectively. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended March 31, 2024 and 2023, respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.0 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of March 31, 2024 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2024	$2,269	$387	$2,656	$2,860	$736	$3,596	$688
2025	2,331	528	2,859	3,703	765	4,468	939
2026	1,815	542	2,357	3,614	770	4,384	967
2027	927	555	1,482	2,556	871	3,427	326
2028	180	569	749	1,621	871	2,492	—
Thereafter	117	13,733	13,850	1,467	4,997	6,464	—
Total minimum lease payments	7,639	16,314	23,953	15,821	9,010	24,831	$2,920
Financing Component (3)	(722)	(10,963)	(11,685)	(1,965)	(2,079)	(4,044)
Net present value of minimum lease payments	6,917	5,351	12,268	13,856	6,931	20,787
Less: current portion of finance and operating lease obligations	(2,532)	—	(2,532)	(3,104)	(574)	(3,678)
Long-term finance and operating lease obligations	$4,385	$5,351	$9,736	$10,752	$6,357	$17,109
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
The following is a summary of the lease terms and discount rates as of:

	March 31, 2024	December 31, 2023
Weighted average lease term (in years):
Operating	6.46	6.54
Finance (1)	3.05	3.10

Weighted average discount rate:
Operating	5.61%	6.74%
Finance (1)	6.75%	5.33%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,250	$1,164
Operating cash flows from finance leases	121	66
Financing cash flows from finance leases	695	639
Right-of-use assets exchanged for lease liabilities:
Operating leases	2,097	742
Finance leases	308	1,402
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$(41)	(1)

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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2024, the Company had approximately $90.0 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of March 31, 2024 and December 31, 2023 are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Current liability — workers’ compensation and general liability	$163	$188
Current liability — medical and dental	517	819
Non-current liability	489	645
Total liability	$1,169	$1,652
Restricted cash	$65	$65
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company's service-based RSU activity for the three months ended March 31, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	239,203	$11.09
Granted	53,640	45.47
Vested	(138,334)	11.16
Forfeited	(113)	45.47
Unvested at March 31, 2024	154,396	$22.94
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA and EBITDA margin performance goals over a three year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For both the three months ended March 31, 2024 and 2023, the Company recognized $0.7 million of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the three months ended March 31, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	580,621	$10.85
Granted	84,299	45.47
Performance factor adjustment(1)	54,067	12.78
Vested	(211,634)	12.78
Forfeited	(226)	45.47
Unvested at March 31, 2024	507,127	$15.99
(1)     Performance-based awards covering the three year period ended December 31, 2023 were paid out in the first quarter of 2024 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 134.3% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 54,067 shares as additional awards associated with the original grant.
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2024 and 2023 was $16.8 million and $3.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting was $8.3 million at March 31, 2024. These costs are expected to be recognized over a weighted average period of 2.05 years.

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
Overview
The Company is a building systems solution firm that partners with building owners and facilities managers who have mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has more than 1,300 team members in 19 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
The Company operates in two segments, (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from each of the Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”) (together with JMLLC, the Jake Marshall Transaction), the ACME Transaction and the Industrial Air Transaction. As a part of the total consideration for the Jake Marshall, ACME and Industrial Air transactions, the Company initially recognized $3.1 million, $1.5 million and $3.2 million, respectively, in contingent consideration associated with their respective earnout payments. The carrying values of the Jake Marshall, ACME and IA Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, gains or losses associated with the disposition of property and equipment, changes in fair value of interest rate swaps, and interest income earned from its overnight repurchase agreements, money market investments, U.S. Treasury Bills and the Company's interest rate swap agreement. Deferred financing costs are amortized to interest expense using the effective interest method.
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
Divestitures
In February 2022, the Company announced its strategic decision to wind down its Southern California GCR and ODR operations. The decision was made to better align the Company’s customer geographic focus and to reduce losses related to unprofitable locations. During 2023, the Company executed the closeout phases on its remaining Southern California business unit projects and has fully exited the Southern California region aside from certain operational warranty obligations. However, the Company is party to the terms of a sublease agreement for its leased premises in Southern California through April 2027 and remains obligated under the original lease for such office space in the event the sublessee fails to satisfy its obligations under the sublease agreement. See Note 12 – Leases in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Southern California Sublease.
Operating Segments
The Company manages and measures the performance of its business in two operating segments: GCR and ODR. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM comprises its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at branches into one ODR reportable segment and all of the GCR work performed at branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

Comparison of Results of Operations for the three months ended March 31, 2024 and 2023
The following table presents operating results for the three months ended March 31, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended March 31,
	2024			2023
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$74,256	62.4%		$58,718	48.5%
GCR	44,720	37.6%		62,291	51.5%
Total revenue	118,976	100.0%		121,009	100.0%

Gross profit:
ODR	22,161	29.8%	(1)	15,909	27.1%	(1)
GCR	8,927	20.0%	(2)	10,318	16.6%	(2)
Total gross profit	31,088	26.1%		26,227	21.7%

Selling, general and administrative(3)	22,876	19.2%		21,050	17.4%
Change in fair value of contingent consideration	623	0.5%		141	0.1%
Amortization of intangibles	1,057	0.9%		383	0.3%
Total operating income	6,532	5.5%		4,653	3.8%

Other income (expenses)	727	0.6%		(1,038)	(0.9)%
Total consolidated income before income taxes	7,259	6.1%		3,615	3.0%
Income tax (benefit) provision	(327)	(0.3)%		622	0.5%
Net income	$7,586	6.4%		$2,993	2.5%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.2 million and $1.1 million of stock based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
Revenue

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$74,256	$58,718	$15,538	26.5%
GCR	44,720	62,291	(17,571)	(28.2)%
Total revenue	$118,976	$121,009	$(2,033)	(1.7)%
Revenue for the three months ended March 31, 2024 decreased by $2.0 million compared to the three months ended March 31, 2023. ODR revenue increased by $15.5 million, or 26.5%, while GCR revenue decreased by $17.6 million, or 28.2%. The increase in period over period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the three months ended March 31, 2023.

Gross Profit

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$22,161	$15,909	$6,252	39.3%
GCR	8,927	10,318	(1,391)	(13.5)%
Total gross profit	$31,088	$26,227	$4,861	18.5%

Total gross profit as a percentage of consolidated total revenue	26.1%	21.7%
The Company's gross profit for the three months ended March 31, 2024 increased by $4.9 million compared to the three months ended March 31, 2023. ODR gross profit increased $6.3 million, or 39.3%, due to the combination of an increase in revenue and higher margins driven by contract mix. GCR gross profit decreased $1.4 million, or 13.5%, primarily due to lower revenue despite higher margins on project work period over period. The total gross profit percentage increased from 21.7% for the three months ended March 31, 2023 to 26.1% for the same period ended in 2024, mainly driven by the mix of higher margin ODR segment work, becoming more selective when pursuing GCR work, and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the three months ended March 31, 2023.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended March 31, 2024, the Company recorded material gross profit write-ups on two ODR projects for a total of $2.0 million that had a net gross profit impact of $0.5 million or more. There were no material gross profit write-downs recognized during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$22,876	$21,050	$1,826	8.7%

Total selling, general and administrative as a percentage of consolidated total revenue	19.2%	17.4%
The Company's SG&A expense for the three months ended March 31, 2024 increased by approximately $1.8 million compared to the three months ended March 31, 2023. The increase in SG&A expense was primarily due to approximately $1.1 million of SG&A expenses incurred within the ACME and Industrial Air entities during the three months ended March 31, 2024 that were not acquired entities of the Company during the three months ended March 31, 2023. The Company’s SG&A expense for the three months ended March 31, 2024 also increased due to a $0.4 million increase in professional fees, a $0.3 million increase in travel and entertainment expenses and a $0.2 million increase associated with payroll related expenses. As a result of these factors, SG&A expense as a percentage of revenue increased to 19.2% for the three months ended March 31, 2024 as compared to 17.4% for the three months ended March 31, 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.6 million and a $0.1 million loss for the three months ended March 31, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of March 31, 2024 and 2023.

Amortization of Intangibles

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles (Corporate)	$1,057	$383	$674	176.0%
Total amortization expense for the three months ended March 31, 2024 and 2023 was $1.1 million and $0.4 million, respectively. As a result of the ACME and Industrial Air transactions, the Company acquired certain intangible assets in which it recognized approximately $0.8 million of amortization expense for the three months ended March 31, 2024. See Note 5 - Goodwill and Intangible Assets for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended March 31,
	2024	2023	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(475)	$(667)	$192	(28.8)%
Interest income	562	—	562	100.0%
Gain (loss) on disposition of property and equipment	491	(215)	706	(328.4)%
Gain (loss) on change in fair value of interest rate swap	149	(156)	305	(195.5)%
Total other income (expenses)	$727	$(1,038)	$1,765	170.0%
Total other income for the three months ended March 31, 2024 was $0.7 million as compared to total other expenses of $1.0 million for the three months ended March 31, 2023. The increase in total other income (expenses) was primarily driven by a $0.6 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds. Interest expense for the three months ended March 31, 2024 and 2023 decreased by $0.2 million, which was the result of lower overall outstanding debt balance period-over-period. In addition, during the three months ended March 31, 2024, the Company recognized a gain of $0.5 million related to the sale of certain property and equipment compared to a $0.2 million loss recognized in 2023.
Income Taxes
The Company recorded an income tax benefit of $0.3 million for the three months ended March 31, 2024 compared to an income tax provision of $0.6 million for the three months ended March 31, 2023. The effective tax rate was (4.5)% and 17.2% for the three months ended March 31, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period over period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the quarters ended March 31, 2024 and 2023 are materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the quarter. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting.
ODR and GCR Backlog Information
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
The Company's ODR backlog as of March 31, 2024 was $158.8 million compared to $147.0 million at December 31, 2023. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 92% of its ODR backlog as of March 31, 2024 will be recognized as revenue over the remainder of 2024. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
In addition, the Company's GCR backlog as of March 31, 2024 was $163.0 million compared to $186.9 million at December 31, 2023. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 68% of its GCR backlog as of March 31, 2024 will be recognized as revenue over the remainder of 2024. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including global economic conditions, the inflationary cost environment, elevated labor costs and disruption in its supply chain. The Company continued to experience elevated levels of cost inflation during 2023, which has continued into 2024, although at lower levels than experienced in 2023. These headwinds have been partially mitigated in 2023 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation also have resulted in central banks raising short-term interest rates, which have remained at increased levels. Therefore, the Company has continued to experience an elevation in its interest expense relative to its outstanding borrowings. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty and the conflict in the Middle East may add to these issues.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to the Company’s results of operations and financial condition. During fiscal years 2023 and 2022, the Company experienced higher cost of materials on specific projects and delays in its supply chain for equipment and service vehicles from the manufacturers, and these higher costs and delays in its supply chain persisted in 2024. When appropriate, the Company includes cost escalation factors into its bids and proposals, as well as limit the acceptance time of its bid. In addition, the Company is often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on its projects. Notwithstanding these efforts, if the Company experiences significant disruptions to its supply chain, it may need to delay certain projects that would otherwise be accretive to its business, and this may also impact the conversion rate of its current backlog into revenue.

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
The following table presents summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net cash (used in) provided by:
Operating activities	$(3,944)	$9,366
Investing activities	(1,976)	(822)
Financing activities	(5,674)	(3,169)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,594)	$5,375

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$2,097	$742
Right of use assets obtained in exchange for new finance lease liabilities	308	1,402
Right of use assets disposed or adjusted modifying finance lease liabilities	(41)	(1)
Interest paid	484	657
Cash paid for income taxes	$—	$44
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of March 31, 2024 and December 31, 2023, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted GCR revenue for one year from the date of the financial statement issuance. The Company's current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	March 31, 2024	December 31, 2023
Current assets	$199,419	$217,000
Current liabilities	(124,393)	(145,148)

Net working capital	$75,026	$71,852
Current ratio (1)	1.60	1.50
(1)    Current ratio is calculated by dividing current assets by current liabilities.

As discussed above and in Note 6, as of March 31, 2024, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant (uses) sources of cash from operating activities:

	Three Months Ended March 31,
(in thousands)	2024	2023	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$7,586	$2,993	$4,593
Non-cash operating activities(1)	4,712	4,570	142
Changes in operating assets and liabilities:
Accounts receivable	1,861	24,581	(22,720)
Contract assets	4,594	(2,737)	7,331
Other current assets	(592)	(2,743)	2,151
Accounts payable, including retainage	(14,060)	(14,929)	869
Prepaid income taxes	—	(44)	44
Accrued taxes payable	—	686	(686)
Contract liabilities	(1,052)	868	(1,920)
Operating lease liabilities	(974)	(934)	(40)
Accrued expenses and other current liabilities	(5,863)	(3,170)	(2,693)
Other long-term liabilities	(156)	225	(381)
Cash (used in) provided by working capital	(16,242)	1,803	(18,045)
Net cash (used in) provided by operating activities	$(3,944)	$9,366	$(13,310)
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses, stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, changes in fair value of contingent consideration and changes in the fair value of the Company's interest rate swap.
During the three months ended March 31, 2024, the Company used $3.9 million in cash for its operating activities, which consisted of cash used in working capital of $16.2 million, partly offset by non-cash adjustments of $4.7 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $7.6 million. During the three months ended March 31, 2023, the Company generated $9.4 million from its operating activities, which consisted of cash provided by working capital of $1.8 million, $4.6 million of non-cash adjustments (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $3.0 million.
The decrease in operating cash flows during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to a $22.7 million period-over-period cash outflow related to the change in accounts receivable, which was due to the timing of cash receipts. This cash outflow was partially offset by a $5.4 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities and a $0.9 million change in accounts payable, including retainage. The increase in the Company's overbilled position was due to the timing of contract billings and the recognition of contract revenue, as well as the successful resolution of certain outstanding claims. The cash inflow associated with the Company's accounts payable was due to the timing of cash payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $2.0 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities for the three months ended March 31, 2024 included $2.5 million, which was primarily associated with the purchase of certain rental equipment to expand customer service offerings, partially offset by $0.6 million in proceeds from the sale of property and equipment. For the three months ended March 31, 2023, $0.9 million was used to purchase property and equipment, partially offset by $0.1 million in proceeds from the sale of property and equipment.

Aside from the rental equipment purchased during the first quarter of 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $5.7 million for the three months ended March 31, 2024 compared to $3.2 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company paid approximately $5.2 million in taxes related to net share settlement of equity awards and $0.7 million for payments on finance leases. These cash financing outflows were partially offset by $0.2 million associated with proceeds from contributions to the ESPP.
For the three months ended March 31, 2023, the Company made A&R Wintrust Term Loan principal payments of $1.9 million, consisting of monthly installment payments of $0.6 million, $0.8 million in taxes related to net share settlement of equity awards and $0.6 million for payments on finance leases, partially offset by $0.2 million associated with proceeds from contributions to the ESPP.
The following table reflects our available funding capacity, subject to covenant restrictions, as of March 31, 2024:

(in thousands)
Cash & cash equivalents(1)		$48,239
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(5,165)
Net credit agreement capacity available		34,835
Total available funding capacity		$83,074
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2024 consisted of certain overnight repurchase agreements, as well as money market investments and one U.S. Treasury Bill.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the three months ended March 31, 2024. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $48.2 million as of March 31, 2024, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $34.8 million of availability as of March 31, 2024) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	6,917	7,347
Financing liability	5,351	5,351
Total debt	22,268	22,698
Less - Current portion of long-term debt	(2,532)	(2,680)
Less - Unamortized discount and debt issuance costs	(383)	(387)
Long-term debt	$19,353	$19,631
See Note 6 for further discussion.

Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of March 31, 2024 and December 31, 2023, the Company had approximately $90.0 million and $90.9 million in surety bonds outstanding, respectively. The Company believes that its $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves, income tax valuation allowances, fair value of contingent consideration arrangements and contingencies. If the underlying estimates and assumptions upon which the condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.
Management believes there have been no significant changes during the three months ended March 31, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); therefore, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2024, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 13, 2024, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 13, 2023).

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
Date: May 8, 2024