Form 10-Q
period 2024-06-30
Limbach Holdings, Inc.
filed 2024-08-06
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 2, 2024, there were 11,273,101 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

LIMBACH HOLDINGS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company,” “Limbach” “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,”, “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Quarterly Report on Form 10-Q that are not based upon historical facts are forward-looking statements and represent our best judgment as to what may occur in the future.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company's views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of orders in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xii) delays and/or defaults in customer payments; (xiii) unsatisfactory safety performance; (xiv) labor disputes with unions representing our employees; (xv) strikes or work stoppages; (xvi) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xvii) our dependence on subcontracts and suppliers of equipment and materials; (xviii) price increases in materials; (xix) changes in energy prices; (xx) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxi) reputational harm arising from our participation in construction joint ventures; (xxii) any difficulties in the financial and surety markets; (xxiii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxiv) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxv) impairment charges for goodwill and intangible assets; (xxvi) unexpected expenses arising from contractual warranty obligations; (xxvii) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxviii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxix) increased debt service obligations due to our variable rate indebtedness; (xxx) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxi) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxii) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxiii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxiv) future climate change; (xxxv) market or regulatory responses to climate change; (xxxvi) increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices; (xxxvii) adverse weather conditions, which may harm our business and financial results; (xxxviii) information technology system failures, network disruptions or cyber security breaches, events or attacks; (xxxix) changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems; (xl) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xli) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlii) costs associated with compliance with environmental, safety and health regulations; (xliii) our failure to comply with immigration laws and labor regulations; and (xliv) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$59,534	$59,833
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $357 and $292 as of June 30, 2024 and December 31, 2023, respectively)	97,168	97,755
Contract assets	47,975	51,690
Income tax receivable	601	—
Other current assets	7,946	7,657
Total current assets	213,289	217,000

Property and equipment, net	24,731	20,830
Intangible assets, net	22,970	24,999
Goodwill	16,433	16,374
Operating lease right-of-use assets	20,780	19,727
Deferred tax asset	5,286	5,179
Other assets	454	330
Total assets	$303,943	$304,439

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,531	$2,680
Current operating lease liabilities	3,824	3,627
Accounts payable, including retainage	53,311	65,268
Contract liabilities	46,461	42,160
Accrued income taxes	181	446
Accrued expenses and other current liabilities	24,270	30,967
Total current liabilities	130,578	145,148
Long-term debt	19,659	19,631
Long-term operating lease liabilities	17,080	16,037
Other long-term liabilities	3,664	2,708
Total liabilities	170,981	183,524
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,449,652 and 11,183,076, respectively, and 11,270,000 and 11,003,424 outstanding, respectively	1	1
Additional paid-in capital	91,026	92,528
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	43,935	30,386
Total stockholders’ equity	132,962	120,915
Total liabilities and stockholders’ equity	$303,943	$304,439
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$122,235	$124,882	$241,211	$245,891
Cost of revenue	88,727	96,369	176,615	191,151
Gross profit	33,508	28,513	64,596	54,740
Operating expenses:
Selling, general and administrative	23,176	20,416	46,052	41,466
Change in fair value of contingent consideration	1,111	162	1,734	303
Amortization of intangibles	1,031	383	2,088	766
Total operating expenses	25,318	20,961	49,874	42,535
Operating income	8,190	7,552	14,722	12,205
Other income (expenses):
Interest expense	(432)	(511)	(907)	(1,178)
Interest income	546	247	1,108	247
Gain (loss) on disposition of property and equipment	66	175	557	(40)
Loss on early debt extinguishment	—	(311)	—	(311)
(Loss) gain on change in fair value of interest rate swap	(12)	193	137	37
Total other income (expenses)	168	(207)	895	(1,245)
Income before income taxes	8,358	7,345	15,617	10,960
Income tax provision	2,395	2,025	2,068	2,647
Net income	$5,963	$5,320	$13,549	$8,313

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.53	$0.50	$1.21	$0.79
Diluted	$0.50	$0.46	$1.13	$0.73
Weighted average number of shares outstanding:
Basic	11,268,465	10,644,423	11,214,157	10,560,381
Diluted	11,966,917	11,507,311	11,974,133	11,336,474
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528
Stock-based compensation	—	—	—	1,471	—	—	1,471
Shares issued related to vested restricted stock units	1,914	—	—	—	—	—	—
Net income	—	—	—	—	—	5,963	5,963
Balance at June 30, 2024	11,449,652	(179,652)	$1	$91,026	$(2,000)	$43,935	$132,962

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237
Stock-based compensation	—	—	—	1,101	—	—	1,101
Shares issued related to the exercise of warrants	213,361	—	—	—	—	—	—
Net income	—	—	—	—	—	5,320	5,320
Balance at June 30, 2023	10,946,316	(179,652)	$1	$89,712	$(2,000)	$17,945	$105,658

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$13,549	$8,313
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,520	3,859
Provision for credit losses	90	116
Stock-based compensation expense	2,720	2,234
Noncash operating lease expense	2,089	1,882
Amortization of debt issuance costs	21	58
Deferred income tax provision	(107)	(170)
(Gain) loss on sale of property and equipment	(557)	40
Loss on change in fair value of contingent consideration	1,734	303
Loss on early debt extinguishment	—	311
Gain on change in fair value of interest rate swap	(137)	(37)
Changes in operating assets and liabilities:
Accounts receivable	496	37,096
Contract assets	3,715	2,029
Other current assets	(376)	(1,861)
Accounts payable, including retainage	(12,195)	(21,747)
Prepaid income taxes	(601)	(719)
Accrued taxes payable	(266)	(383)
Contract liabilities	4,301	(325)
Operating lease liabilities	(1,961)	(1,836)
Accrued expenses and other current liabilities	(3,639)	(1,806)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,687)	(1,224)
Other long-term liabilities	(149)	159
Net cash provided by operating activities	12,560	26,292
Cash flows from investing activities:
Proceeds from sale of property and equipment	598	275
Advances from joint ventures	7	—
Purchase of property and equipment	(5,836)	(1,499)
Net cash used in investing activities	(5,231)	(1,224)
Cash flows from financing activities:
Payments on A&R Wintrust Term Loans	—	(21,452)
Proceeds from Wintrust Revolving Loan	—	10,000
Payment of contingent consideration liability up to acquisition-date fair value	(1,313)	(1,776)
Payments on finance leases	(1,407)	(1,302)
Payments of debt issuance costs	—	(50)
Taxes paid related to net-share settlement of equity awards	(5,187)	(847)
Proceeds from contributions to Employee Stock Purchase Plan	279	239
Net cash used in financing activities	(7,628)	(15,188)
(Decrease) increase in cash, cash equivalents and restricted cash	(299)	9,880
Cash, cash equivalents and restricted cash, beginning of period	59,898	36,114
Cash, cash equivalents and restricted cash, end of period	$59,599	$45,994
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	3,200	742
Right of use assets obtained in exchange for new finance lease liabilities	1,341	3,392
Right of use assets disposed or adjusted modifying finance lease liabilities	2	(30)
Interest paid	918	1,181
Cash paid for income taxes	$3,041	$3,919

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education, and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has more than 1,200 team members in 19 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2024, its results of operations and equity for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
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
Total consideration paid by the Company for the ACME Transaction at closing was $5.0 million (the “ACME Closing Purchase Price”), consisting of cash paid to the ACME Seller, subject to typical adjustments for working capital. Of the consideration paid to the ACME Seller, approximately $0.4 million was held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the ACME Seller may receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the ACME Purchase Agreement, if the gross profit of ACME equals or exceeds (i) $2.0 million in the 12-month period beginning on the ACME Effective Date (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the ACME Effective Date (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”). Notwithstanding the foregoing, if ACME’s Adjusted EBITDA, as defined within the ACME Purchase Agreement, for calendar year 2023 equaled or exceeded $2.5 million then the Company would have been required to pay the ACME Seller $2.5 million, and the ACME Seller would not have been entitled to any further payment. This particular earnout condition was not met as of December 31, 2023.
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
Total consideration paid by the Company for the Industrial Air Transaction at closing was $13.5 million (the “IA Closing Purchase Price”), consisting of cash paid to the IA Seller, subject to typical adjustments for working capital. Of the consideration paid to the IA Seller, approximately $1.4 million was transferred into an escrow account for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the IA Seller may receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the Industrial Air Purchase Agreement, if the gross profit of Industrial Air equals or exceeds (i) $7.6 million in the 12-month period beginning on the IA Effective Date (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the IA Effective Date (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). However, if the gross profit of Industrial Air is less than $7.6 million but exceeds $6.6 million during the First IA Earnout Period then the IA Seller would receive a portion of the deferred payment made on a pro rata basis. Similarly, if the gross profit of Industrial Air is less than $8.8 million but exceeds $7.8 million during the Second IA Earnout Period then the IA Seller would receive a portion of the deferred payment made on a pro rata basis.
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

Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2024	December 31, 2023	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,105	$29,247	$(2,142)
Retainage receivable	20,870	22,443	(1,573)
Total contract assets	$47,975	$51,690	$(3,715)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $14.2 million and $19.5 million as of June 30, 2024 and December 31, 2023, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2024	December 31, 2023	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$46,377	$41,987	$4,390
Provisions for losses	84	173	(89)
Total contract liabilities	$46,461	$42,160	$4,301
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

The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Revenue earned on uncompleted contracts	$558,048	$551,120
Less: Billings to date	(577,320)	(563,860)
Net (overbilling) underbilling	$(19,272)	$(12,740)

(in thousands)	June 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,105	$29,247
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,377)	(41,987)
Net (overbilling) underbilling	$(19,272)	$(12,740)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended June 30, 2024, the Company recorded material gross profit write-ups on two ODR projects and two GCR projects for a total of $1.5 million and $1.5 million, respectively, that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.7 million, respectively, that had a net gross profit impact of $0.5 million or more. During the three and six months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
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
As of June 30, 2024, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $158.5 million and $151.6 million, respectively. The Company currently estimates that 83% and 60% of its ODR and GCR segment remaining performance obligations as of June 30, 2024, respectively, will be recognized as revenue during the remainder of 2024, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $16.4 million as of June 30, 2024 and December 31, 2023 and is entirely associated with the Company's ODR segment. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and six months ended June 30, 2024 and June 30, 2023.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the six months ended June 30, 2024 and for the year ended December 31, 2023.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2023	$—	$11,370	$11,370
Goodwill associated with the ACME Transaction(1)	—	2,226	2,226
Goodwill associated with the Industrial Air Transaction	—	2,778	2,778
Goodwill as of December 31, 2023	—	16,374	16,374
Measurement period adjustments - Industrial Air Transaction(2)	$—	59	59
Goodwill as of June 30, 2024	$—	$16,433	$16,433
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
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2024
Amortized intangible assets:
Customer relationships	$15,320	$(6,015)	$9,305
Backlog	2,560	(2,236)	324
Trade name, trademarks and intellectual property	4,250	(869)	3,381
Total amortized intangible assets	22,130	(9,120)	13,010
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$32,090	$(9,120)	$22,970
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

Total amortization expense for the Company's definite-lived intangible assets was $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	7,218	7,347
Financing liability	5,351	5,351
Total debt	22,569	22,698
Less - Current portion of long-term debt	(2,531)	(2,680)
Less - Unamortized discount and debt issuance costs	(379)	(387)
Long-term debt	$19,659	$19,631
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
On May 5, 2022, the Company, LFS and LHLLC entered into a first amendment and waiver to the A&R Wintrust Credit Agreement (the “First Amendment to the A&R Wintrust Credit Agreement”) with the lenders party thereto and Wintrust, as administrative agent. The First Amendment to the A&R Wintrust Credit Agreement modifies certain definitions within the A&R Wintrust Credit Agreement, and makes other corresponding changes, including: (i) the definition of “EBITDA” to allow for the recognition of certain restructuring charges and lease breakage costs not previously specified, (ii) the definition of “Excess Cash Flow” to exclude the aggregate amount of the Earnout Payments paid in cash, (iii) the definition of “Total Funded Debt” to exclude certain capitalized lease obligations for real estate based on the approval of each lender and (iv) the definition of “Disposition” to include a clause for the sale and leaseback of certain real property based on the approval of each lender.
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
Prior to its repayment on May 5, 2023, the interest rate in effect on the non-hedged portion of the A&R Wintrust Term Loan was 9.25%. For the period from April 1, 2023 through May 5, 2023 and from January 1, 2023 through May 5, 2023, the Company incurred interest on the A&R Wintrust Term Loan at a weighted average annual interest rate of 9.00% and 8.76%, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the three and six months ended June 30, 2024, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million. For the three and six months ended June 30, 2024, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72% for both periods, inclusive of the net impact associated with the Company's interest rate swap arrangement. During the three and six months ended June 30, 2023, the maximum outstanding borrowings under either the Company's revolving loan arrangements at any time was $10.0 million during both periods and the average daily balance was approximately $6.3 million and $3.1 million, respectively. For the three and six months ended June 30, 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72% for both periods, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At June 30, 2024, the Company had irrevocable letters of credit in the amount of $4.3 million with its lender to secure obligations under its self-insurance program.
The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of June 30, 2024, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of June 30, 2024, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For the three and six months ended June 30, 2024, approximately $0.1 million and $0.3 million of interest expense associated with the financing was recognized, respectively. For the three and six months ended June 30, 2023, $0.1 million and $0.2 million of interest expense associated with the financing was recognized, respectively.
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
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company's common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1 and July 1 of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2024, the Company issued 2,989 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2023. In January 2023, the Company issued a total of 10,997 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2022. As of June 30, 2024, 385,967 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2024 and December 31, 2023 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments, one U.S. Treasury Bill and certain investments in money market funds sponsored by a large financial institution. For the three and six months ending June 30, 2024, the Company recognized interest income in the aggregate of approximately $0.5 million and $1.1 million, respectively, associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds. For both the three and six months ending June 30, 2023, the Company recognized interest income in the aggregate of approximately $0.2 million. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,885	$43,885	$—	$—
U.S. Treasury Bills	10,000	10,000	—	—
Money market fund	3,750	3,750	—	—
Total	$57,635	$57,635	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,959	$43,959	$—	$—
U.S. Treasury Bills	10,000	10,000	—	—
Money market fund	3,750	3,750	—	—
Total	$57,709	$57,709	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of June 30, 2024, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC were eligible to receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 12-month period from closing through December 31, 2022 (the “2022 Jake Marshall Earnout Period”) or (ii) fiscal year 2023 (the “2023 Jake Marshall Earnout Period”), respectively (collectively, the “Jake Marshall Earnout Payments”). To the extent, however, that the gross profit of the acquired companies was less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Jake Marshall Earnout Period or 2023 Jake Marshall Earnout Period, the $3.0 million amount was to be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s condensed consolidated balance sheets on December 2, 2021. The fair value of contingent Jake Marshall Earnout Payments is based on generating growth rates on the projected gross margins of the acquired entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2023 and 2024, the Company made two separate payments in the amount of $3.0 million to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period and the 2023 Jake Marshall Earnout Period, respectively.
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
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $1.1 million and $1.7 million for the three and six months ended June 30, 2024, respectively, which was presented in the change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. For the three and six months ended June 30, 2023, the Company recorded a net increase in the estimated fair value of such liabilities of $0.2 million and $0.3 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at June 30, 2024 and December 31, 2023.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First ACME Earnout Period	$500	$—	$—	$500
First IA Earnout Period	2,846	—	$—	2,846
Other long-term liabilities:
Second ACME Earnout Period	1,423	—	—	1,423
Second IA Earnout Period	1,748	—	—	1,748
Total	$6,517	$—	$—	$6,517

		Fair Value at Reporting Date Using
	December 31, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period(1)	$3,000	$—	$—	$3,000
First ACME Earnout Period	429	—	—	429
First IA Earnout Period	2,290	—	$—	2,290
Other long-term liabilities:
Second ACME Earnout Period	1,188	—	—	1,188
Second IA Earnout Period	875	—	—	875
Total	$7,782	$—	$—	$7,782
(1)    In April 2024, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2023 Jake Marshall Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of June 30, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.3 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and six months ended June 30, 2024, the Company recognized a loss of less than $0.1 million and a gain of approximately $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three and six months ended

June 30, 2023, the Company recognized a gain of approximately $0.2 million and less than $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
Note 9 – Earnings per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per share of the Company's common stock applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of shares of the Company's common stock outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants, shares issued in conjunction with the Company’s ESPP and RSUs, all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
EPS numerator:
Net income	$5,963	$5,320	$13,549	$8,313

EPS denominator:
Weighted average shares outstanding – basic	11,268	10,644	11,214	10,560
Impact of dilutive securities	698	863	760	776
Weighted average shares outstanding – diluted	11,967	11,507	11,974	11,336

EPS:
Basic	$0.53	$0.50	$1.21	$0.79
Diluted	$0.50	$0.46	$1.13	$0.73
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service-based RSUs (See Note 14)	73	1	59	26
Performance based RSUs	109	15	81	60
Employee Stock Purchase Plan	72	643	393	2,426
Total	254	659	533	2,512
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
The following table presents our income tax provision and our income tax rate for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Income tax provision	$2,395	$2,025	$2,068	$2,647
Income tax rate	28.7%	27.6%	13.2%	24.2%
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2024 and 2023. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the six months ended June 30, 2024 and 2023 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting of its equity incentive awards.
No valuation allowance was required as of June 30, 2024 or December 31, 2023.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Statement of Operations Data:
Revenue:
ODR	$82,754	$58,780	$157,010	$117,498
GCR	39,481	66,102	84,201	128,393
Total revenue	122,235	124,882	241,211	245,891

Gross profit:
ODR	25,362	17,241	47,523	33,150
GCR	8,146	11,272	17,073	21,590
Total gross profit	33,508	28,513	64,596	54,740

Selling, general and administrative(1)	23,176	20,416	46,052	41,466
Change in fair value of contingent consideration	1,111	162	1,734	303
Amortization of intangibles	1,031	383	2,088	766
Operating income	$8,190	$7,552	$14,722	$12,205

Interest expense	(432)	(511)	(907)	(1,178)
Interest income	546	247	1,108	247
Gain (loss) on disposition of property and equipment	66	175	557	(40)
Loss on early debt extinguishment	—	(311)	0	(311)
(Loss) gain on change in fair value of interest rate swap	(12)	193	137	37
Total unallocated amounts	168	(207)	895	(1,245)
Income before income taxes	$8,358	$7,345	$15,617	$10,960
(1)    Included within selling, general and administrative expenses was $1.5 million and $1.1 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $2.7 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
Related Party Lease Agreements. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who became a full-time employee of the

Company. The lease term is 10 years and includes an option to extend the lease for two successive periods of two years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years 6 through 10 of the lease term. Fixed rent payments for the extension term are increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
In conjunction with the closing of the ACME Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of ACME who became a full-time employee of the Company. The lease term of the lease runs through December 31, 2024 and includes an option to extend the lease for one successive period of one year through December 2025. Base rent for the term of the lease is $17,000 per month for the first six months with payment commencing on July 1, 2023. The fixed rent payment is escalated to $18,000 per month for the twelve-month period ending December 31, 2024. Fixed rent payments for the extension term are increased to $19,000. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
In conjunction with the closing of the Industrial Air Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of Industrial Air who became a full-time employee of the Company. The lease term of the lease runs through August 31, 2026 and includes an option to extend the lease for two successive periods of three years each through August 2032. Base rent for the term of the lease is $26,500 per month for the first thirty-three months with payment commencing on November 1, 2023. The fixed rent payment is escalated to $27,563 per month for the first three-year extension period ending August 31, 2029 and to $28,941 per month for the second three year extension period ending on August 31, 2032. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of June 30, 2024, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For both the three and six months ended June 30, 2024 and 2023, the Company recorded approximately $0.3 million and $0.6 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets(1)(2)	$20,780	$19,727
Finance	Property and equipment, net(3)(4)	9,436	9,561
Total lease assets		$30,216	$29,288

Liabilities
Current
Operating	Current operating lease liabilities	$3,824	$3,627
Finance	Current portion of long-term debt	2,531	2,680
Noncurrent
Operating	Long-term operating lease liabilities	17,080	16,037
Finance	Long-term debt(5)	10,038	10,018
Total lease liabilities		$33,473	$32,362
(1)     Operating lease assets are recorded net of accumulated amortization of $12.0 million at June 30, 2024 and $13.6 million at December 31, 2023.
(2)    Includes approximately $1.0 million at both June 30, 2024 and December 31, 2023 related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.5 million at June 30, 2024 and $4.5 million at December 31, 2023.
(4)    Includes approximately $2.4 million of net property assets associated with the Company's Pontiac Facility at both June 30, 2024 and December 31, 2023, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both June 30, 2024 and December 31, 2023. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2024	2023	2024	2023
Operating lease cost	Cost of revenue(1)	$743	$522	$1,331	$1,083
Operating lease cost	Selling, general and administrative(1)	599	612	1,325	1,257
Finance lease cost
Amortization	Cost of revenue(2)	754	667	1,494	1,298
Interest	Interest expense, net(2)	116	86	235	152
Total lease cost		$2,212	$1,887	$4,385	$3,790
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for both the three months ended June 30, 2024 and 2023, and $0.2 million for each of the six months ended June 30, 2024 and 2023. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended June 30, 2024 and 2023, and $0.2 million for each of the six months ended June 30, 2024 and 2023. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.0 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of June 30, 2024 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2024	$1,582	$259	$1,841	$2,010	$491	$2,501	$462
2025	2,545	528	3,073	3,984	765	4,749	939
2026	2,029	542	2,571	3,906	770	4,676	967
2027	1,141	555	1,696	2,802	871	3,673	326
2028	394	569	963	1,857	871	2,728	—
Thereafter	290	13,733	14,023	1,547	4,997	6,544	—
Total minimum lease payments	7,981	16,186	24,167	16,106	8,765	24,871	$2,694
Financing Component (3)	(763)	(10,835)	(11,598)	(1,979)	(1,988)	(3,967)
Net present value of minimum lease payments	7,218	5,351	12,569	14,127	6,777	20,904
Less: current portion of finance and operating lease obligations	(2,531)	—	(2,531)	(3,297)	(527)	(3,824)
Long-term finance and operating lease obligations	$4,687	$5,351	$10,038	$10,830	$6,250	$17,080
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
The following is a summary of the lease terms and discount rates as of:

	June 30, 2024	December 31, 2023
Weighted average lease term (in years):
Operating	6.00	6.54
Finance (1)	3.00	3.10

Weighted average discount rate:
Operating	5.74%	6.74%
Finance (1)	6.64%	5.33%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,534	$2,294
Operating cash flows from finance leases	237	152
Financing cash flows from finance leases	1,406	1,302
Right-of-use assets exchanged for lease liabilities:
Operating leases	3,200	742
Finance leases	1,341	3,392
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$2	(30)

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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2024, the Company had approximately $79.2 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of June 30, 2024 and December 31, 2023 are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Current liability — workers’ compensation and general liability	$229	$188
Current liability — medical and dental	509	819
Non-current liability	494	645
Total liability	$1,232	$1,652
Restricted cash	$65	$65
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 14 – Management Incentive Plans
The Company initially adopted the Omnibus Incentive Plan on July 20, 2016 for the purpose of: (a) encouraging the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) giving participants an incentive for excellence in individual performance; (c) promoting teamwork among participants; and (d) giving the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Omnibus Incentive Plan, and such subsequent amendments to the Omnibus Incentive Plan, provides that the Company may grant options, stock appreciation rights, restricted shares, RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards or any combination of the foregoing.
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the three months ended June 30, 2024 and 2023, the Company recognized $0.6 million and $0.3 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs. For the six months ended June 30, 2024 and 2023, the Company recognized $1.1 million and $0.7 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company's service-based RSU activity for the six months ended June 30, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	239,203	$11.09
Granted	54,466	45.69
Vested	(140,248)	11.62
Forfeited	(1,201)	45.47
Unvested at June 30, 2024	152,220	$22.70
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA and EBITDA margin performance goals generally over a three-year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended June 30, 2024 and 2023, the Company recognized $0.9 million and $0.8 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the six months ended June 30, 2024 and 2023, the Company recognized $1.6 million and $1.5 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the six months ended June 30, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	580,621	$10.85
Granted	84,299	45.47
Performance factor adjustment(1)	54,067	12.78
Vested	(211,634)	12.78
Forfeited	(2,402)	45.47
Unvested at June 30, 2024	504,951	$15.87
(1)     Performance-based awards covering the three-year period ended December 31, 2023 were paid out in the first quarter of 2024 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 134.3% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 54,067 shares of the Company's common stock as additional awards associated with the original grant.
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.5 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized stock-based compensation expense of $2.7 million and $2.2 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2024 and 2023 was $16.9 million and $3.4 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $8.2 million at June 30, 2024. These costs are expected to be recognized over a weighted average period of 1.91 years.

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
Overview
The Company is a building systems solution firm that partners with building owners and facilities managers who have mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has more than 1,200 team members in 19 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
During 2023, the Company acquired two companies for total cash consideration of $15.3 million, net of cash acquired and inclusive of certain measurement period adjustments. On July 3, 2023, the Company completed an acquisition of Chattanooga, TN-based specialty industrial contractor, ACME, for a purchase price at closing of $5.0 million in cash. The transaction also provides for an earnout of up to $2.5 million potentially being paid out over the next two years. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. On November 1, 2023, the Company completed an acquisition of Greensboro, NC-based specialty mechanical contractor, Industrial Air, for a purchase price at closing of $13.5 million in cash. The transaction also provides for an earnout of up to $6.5 million potentially being paid out over the next two years. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air condition and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems.
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
Operating Segments
The Company manages and measures the performance of its business in two operating segments: ODR and GCR. These segments are reflective of how the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM comprises its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at branches into one ODR reportable segment and all of the GCR work performed at branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

Comparison of Results of Operations for the three months ended June 30, 2024 and 2023
The following table presents operating results for the three months ended June 30, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended June 30,
	2024			2023
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$82,754	67.7%		$58,780	47.1%
GCR	39,481	32.3%		66,102	52.9%
Total revenue	122,235	100.0%		124,882	100.0%

Gross profit:
ODR	25,362	30.6%	(1)	17,241	29.3%	(1)
GCR	8,146	20.6%	(2)	11,272	17.1%	(2)
Total gross profit	33,508	27.4%		28,513	22.8%

Selling, general and administrative(3)	23,176	19.0%		20,416	16.3%
Change in fair value of contingent consideration	1,111	0.9%		162	0.1%
Amortization of intangibles	1,031	0.8%		383	0.3%
Total operating income	8,190	6.7%		7,552	6.0%

Other income (expenses)	168	0.1%		(207)	(0.2)%
Total income before income taxes	8,358	6.8%		7,345	5.9%
Income tax provision	2,395	2.0%		2,025	1.6%
Net income	$5,963	4.9%		$5,320	4.3%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.5 million and $1.1 million of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively.
Revenue

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$82,754	$58,780	$23,974	40.8%
GCR	39,481	66,102	(26,621)	(40.3)%
Total revenue	$122,235	$124,882	$(2,647)	(2.1)%
Revenue for the three months ended June 30, 2024 decreased by $2.6 million compared to the three months ended June 30, 2023. ODR revenue increased by $24.0 million, or 40.8%, while GCR revenue decreased by $26.6 million, or 40.3%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the three months ended June 30, 2023. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR.

Gross Profit

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$25,362	$17,241	$8,121	47.1%
GCR	8,146	11,272	(3,126)	(27.7)%
Total gross profit	$33,508	$28,513	$4,995	17.5%

Total gross profit as a percentage of total revenue	27.4%	22.8%
The Company's gross profit for the three months ended June 30, 2024 increased by $5.0 million compared to the three months ended June 30, 2023. ODR gross profit increased $8.1 million, or 47.1%, due to the combination of an increase in revenue and higher margins driven by contract mix. GCR gross profit decreased $3.1 million, or 27.7%, primarily due to lower revenue despite higher margins on project work period-over-period. The total gross profit percentage increased from 22.8% for the three months ended June 30, 2023 to 27.4% for the same period ended in 2024, mainly driven by the mix of higher margin ODR segment work, the Company becoming more selective when pursuing GCR work, and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the three months ended June 30, 2023.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended June 30, 2024, the Company recorded material gross profit write-ups on two ODR projects and two GCR projects for a total of $1.5 million and $1.5 million, respectively, that had a net gross profit impact of $0.5 million or more. During the three months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$23,176	$20,416	$2,760	13.5%

Total selling, general and administrative as a percentage of total revenue	19.0%	16.3%
The Company's SG&A expense for the three months ended June 30, 2024 increased by approximately $2.8 million compared to the three months ended June 30, 2023. The increase in SG&A expense was primarily due to approximately $1.5 million of collective SG&A related expenses incurred within the ACME and Industrial Air entities during the three months ended June 30, 2024 that were not acquired entities of the Company during the three months ended June 30, 2023. The Company’s SG&A expense for the three months ended June 30, 2024 also increased due to a $1.7 million increase in payroll related expenses, a $0.4 million increase in stock-based compensation expenses and a $0.2 million increase in travel and entertainment expenses. Partly offsetting the increase in SG&A expense was a $0.6 million decrease related to professional services fees. As a result of these factors, SG&A expense as a percentage of revenue increased to 19.0% for the three months ended June 30, 2024 as compared to 16.3% for the three months ended June 30, 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $1.1 million and a $0.2 million loss for the three months ended June 30, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of June 30, 2024 and 2023. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.

Amortization of Intangibles

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,031	$383	$648	169.2%
Total amortization expense for the three months ended June 30, 2024 and 2023 was $1.0 million and $0.4 million, respectively. As a result of the ACME and Industrial Air transactions, the Company acquired certain intangible assets in which it recognized approximately $0.8 million of amortization expense for the three months ended June 30, 2024. See Note 5 - Goodwill and Intangible Assets for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended June 30,
	2024	2023	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(432)	$(511)	$79	(15.5)%
Interest income	546	247	299	121.1%
Gain on disposition of property and equipment	66	175	(109)	(62.3)%
(Loss) gain on change in fair value of interest rate swap	(12)	193	(205)	(106.2)%
Loss on early debt extinguishment	—	(311)	311	(100.0)%
Total other income (expenses)	$168	$(207)	$375	181.2%
Total other income for the three months ended June 30, 2024 was $0.2 million as compared to total other expenses of $0.2 million for the three months ended June 30, 2023. The change period-over-period was primarily driven by a $0.3 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds and a $0.3 million loss on early debt extinguishment recognized during 2023. Interest expense for the three months ended June 30, 2024 decreased by $0.1 million, which was primarily driven by interest expense on the Company's former A&R Wintrust Term Loan which was extinguished in May 2023. In addition, the Company recognized a $0.2 million loss period-over-period associated with its interest rate swap arrangement.
Income Taxes
The Company recorded an income tax provision of $2.4 million for the three months ended June 30, 2024 compared to $2.0 million for the three months ended June 30, 2023. The effective tax rate was 28.7% and 27.6% for the three months ended June 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.

Comparison of Results of Operations for the six months ended June 30, 2024 and 2023
The following table presents operating results for the six months ended June 30, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six Months Ended June 30,
	2024			2023
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$157,010	65.1%		$117,498	47.8%
GCR	84,201	34.9%		128,393	52.2%
Total revenue	241,211	100.0%		245,891	100.0%

Gross profit:
ODR	47,523	30.3%	(1)	33,150	28.2%	(1)
GCR	17,073	20.3%	(2)	21,590	16.8%	(2)
Total gross profit	64,596	26.8%		54,740	22.3%

Selling, general and administrative(3)	46,052	19.1%		41,466	16.9%
Change in fair value of contingent consideration	1,734	0.7%		303	0.1%
Amortization of intangibles	2,088	0.9%		766	0.3%
Total operating income	14,722	6.1%		12,205	5.0%

Other income (expenses)	895	0.4%		(1,245)	(0.5)%
Total income before income taxes	15,617	6.5%		10,960	4.5%
Income tax provision	2,068	0.9%		2,647	1.1%
Net income	$13,549	5.6%		$8,313	3.4%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $2.7 million and $2.2 million of stock-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.
Revenue

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$157,010	$117,498	$39,512	33.6%
GCR	84,201	128,393	(44,192)	(34.4)%
Total revenue	$241,211	$245,891	$(4,680)	(1.9)%
Revenue for the six months ended June 30, 2024 decreased by $4.7 million compared to the six months ended June 30, 2023. ODR revenue increased by $39.5 million, or 33.6%, while GCR revenue decreased by $44.2 million, or 34.4%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the six months ended June 30, 2023. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR.

Gross Profit

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$47,523	$33,150	$14,373	43.4%
GCR	17,073	21,590	(4,517)	(20.9)%
Total gross profit	$64,596	$54,740	$9,856	18.0%

Total gross profit as a percentage of total revenue	26.8%	22.3%
The Company's gross profit for the six months ended June 30, 2024 increased by $9.9 million compared to the six months ended June 30, 2023. ODR gross profit increased $14.4 million, or 43.4%, due to the combination of an increase in revenue and higher margins driven by contract mix. GCR gross profit decreased $4.5 million, or 20.9%, primarily due to lower revenue despite higher margins on project work period-over-period. The total gross profit percentage increased from 22.3% for the six months ended June 30, 2023 to 26.8% for the same period ended in 2024, mainly driven by the mix of higher margin ODR segment work, the Company becoming more selective when pursuing GCR work, and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the six months ended June 30, 2023.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the six months ended June 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.7 million, respectively, that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2023, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$46,052	$41,466	$4,586	11.1%

Total selling, general and administrative as a percentage of total revenue	19.1%	16.9%
The Company's SG&A expense for the six months ended June 30, 2024 increased by approximately $4.6 million compared to the six months ended June 30, 2023. The increase in SG&A expense was primarily due to approximately $2.6 million of collective SG&A related expenses incurred within the ACME and Industrial Air entities during the six months ended June 30, 2024 that were not acquired entities of the Company during the six months ended June 30, 2023. The Company’s SG&A expense for the six months ended June 30, 2024 also increased due to a $1.9 million increase in payroll related expenses, a $0.5 million increase in stock-based compensation expenses and a $0.5 million increase in travel and entertainment expenses. Partly offsetting the increase in SG&A expense was a $0.4 million decrease related to professional services fees. As a result of these factors, SG&A expense as a percentage of revenue increased to 19.1% for the six months ended June 30, 2024 as compared to 16.9% for the six months ended June 30, 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $1.7 million and a $0.3 million loss for the six months ended June 30, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of June 30, 2024 and 2023. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.

Amortization of Intangibles

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$2,088	$766	$1,322	172.6%
Total amortization expense for the six months ended June 30, 2024 and 2023 was $2.1 million and $0.8 million, respectively. As a result of the ACME and Industrial Air transactions, the Company acquired certain intangible assets in which it recognized approximately $1.6 million of amortization expense for the six months ended June 30, 2024. See Note 5 - Goodwill and Intangible Assets for further information on the Company's intangible assets.
Other Expenses

	Six Months Ended June 30,
	2024	2023	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(907)	$(1,178)	$271	(23.0)%
Interest income	1,108	247	861	348.6%
Gain (loss) on disposition of property and equipment	557	(40)	597	(1,492.5)%
Gain on change in fair value of interest rate swap	137	37	100	270.3%
Loss on early debt extinguishment	—	(311)	311	(100.0)%
Total other income (expenses)	$895	$(1,245)	$2,140	171.9%
Total other income for the six months ended June 30, 2024 was $0.9 million as compared to total other expenses of $1.2 million for the six months ended June 30, 2023. The change period-over-period was primarily driven by a $0.9 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds and a $0.3 million decrease in interest expense, which was the result of lower overall outstanding debt. In addition, during the six months ended June 30, 2024, the Company recognized a gain of $0.6 million related to the sale of certain property and equipment compared to a less than $0.1 million loss recognized in 2023.
Income Taxes
The Company recorded an income tax provision of $2.1 million for the six months ended June 30, 2024 compared to $2.6 million for the six months ended June 30, 2023. The effective tax rate was 13.2% and 24.2% for the six months ended June 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the six months ended June 30, 2024 and 2023 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting of equity incentive awards.
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
The Company's ODR backlog as of June 30, 2024 was $177.7 million compared to $147.0 million at December 31, 2023. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 80% of its ODR backlog as of June 30, 2024 will be recognized as revenue over the remainder of 2024. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
In addition, the Company's GCR backlog as of June 30, 2024 was $151.6 million compared to $186.9 million at December 31, 2023. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 60% of its GCR backlog as of June 30, 2024 will be recognized as revenue over the remainder of 2024. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
Although the Company has been experiencing strong demand, certain events continue to impact its business, including global economic conditions, the inflationary cost environment, elevated labor costs and disruption in its supply chain. The Company continued to experience elevated levels of cost inflation during 2023, which has continued into 2024, although at lower levels than experienced in 2023. These headwinds have been partially mitigated in 2023 and 2024 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation also have resulted in central banks raising short-term interest rates, which have remained at increased levels. Therefore, the Company has continued to experience an elevation in its interest expense relative to its outstanding borrowings. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty and the conflict in the Middle East may add to these issues.
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
In focusing on improved profitability and generating quality growth in its operation, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of services provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For 2024, the Company reaffirms its focus on expanding the number and breadth of owner relationships that it serves on a direct basis and leveraging these expanded owner-direct relationships to deliver a broad suite of services. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners to maximize their investments in their mission-critical assets. In addition, the Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its service offerings to better serve its clients. Employee development underpins the Company’s efforts to execute its 2024 strategy. The Company is actively concentrating managerial and sales resources on training and hiring experienced employees to sell and profitably perform ODR-related services. In many locations, the Company has added or enhanced its capabilities and the Company believes its investments and efforts have provided customer value and stimulated growth. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
The following table presents summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2024	2023
(in thousands)
Net cash provided by (used in):
Operating activities	$12,560	$26,292
Investing activities	(5,231)	(1,224)
Financing activities	(7,628)	(15,188)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(299)	$9,880

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$3,200	$742
Right of use assets obtained in exchange for new finance lease liabilities	1,341	3,392
Right of use assets disposed or adjusted modifying finance lease liabilities	2	(30)
Interest paid	918	1,181
Cash paid for income taxes	$3,041	$3,919
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of June 30, 2024 and December 31, 2023, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted revenue for one year from the date of the financial statement issuance. The Company's current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	June 30, 2024	December 31, 2023
Current assets	$213,289	$217,000
Current liabilities	(130,578)	(145,148)

Net working capital	$82,711	$71,852
Current ratio (1)	1.63	1.50
(1)    Current ratio is calculated by dividing current assets by current liabilities.

As discussed above and in Note 6, as of June 30, 2024, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Six Months Ended June 30,
(in thousands)	2024	2023	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$13,549	$8,313	$5,236
Non-cash operating activities(1)	11,373	8,596	2,777
Changes in operating assets and liabilities:
Accounts receivable	496	37,096	(36,600)
Contract assets	3,715	2,029	1,686
Other current assets	(376)	(1,861)	1,485
Accounts payable, including retainage	(12,195)	(21,747)	9,552
Prepaid income taxes	(601)	(719)	118
Accrued taxes payable	(266)	(383)	117
Contract liabilities	4,301	(325)	4,626
Operating lease liabilities	(1,961)	(1,836)	(125)
Accrued expenses and other current liabilities	(3,639)	(1,806)	(1,833)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,687)	(1,224)	(463)
Other long-term liabilities	(149)	159	(308)
Cash (used in) provided by working capital	(12,362)	9,383	(21,745)
Net cash provided by operating activities	$12,560	$26,292	$(13,732)
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
During the six months ended June 30, 2024, the Company generated $12.6 million in cash for its operating activities, which consisted of net income of $13.5 million and certain non-cash adjustments of $11.4 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration), partly offset by cash used in working capital of $12.4 million. During the six months ended June 30, 2023, the Company generated $26.3 million from its operating activities, which consisted of cash provided by working capital of $9.4 million, $8.6 million of non-cash adjustments (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $8.3 million.
The decrease in operating cash flows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to a $36.6 million period-over-period cash outflow related to the change in accounts receivable, which was due to the timing of cash receipts. This cash outflow was partially offset by a $6.3 million cash inflow period-over-period related to the aggregate change in our contract assets and liabilities and a $9.6 million change in accounts payable, including retainage. The increase in the Company's overbilled position was due to the timing of contract billings and the recognition of contract revenue, as well as the successful resolution of certain outstanding claims. The cash inflow associated with the Company's accounts payable was due to the timing of cash payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $5.2 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. Cash used in investing activities for the six months ended June 30, 2024 included a $5.8 million cash outflow related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer service offerings, partially offset by $0.6 million in proceeds from the sale of property and equipment. For the six months ended June 30, 2023, $1.5 million was used to purchase property and equipment, which was partially offset by $0.3 million in proceeds from the sale of property and equipment.

Aside from the rental equipment purchased during the first half of 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $7.6 million for the six months ended June 30, 2024 compared to $15.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company paid approximately $5.2 million in taxes related to the net share settlement of equity awards, $1.4 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2023 Earnout Period, of which $1.3 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $0.3 million associated with proceeds from employee contributions to the ESPP.
For the six months ended June 30, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $1.3 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period, of which $1.7 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.2 million associated with proceeds from contributions to the ESPP.
The following table reflects our available funding capacity, subject to covenant restrictions, as of June 30, 2024:

(in thousands)
Cash & cash equivalents(1)		$59,534
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,265)
Net credit agreement capacity available		35,735
Total available funding capacity		$95,269
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2024 consisted of certain overnight repurchase agreements, as well as money market investments and one U.S. Treasury Bill.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the six months ended June 30, 2024. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $59.5 million as of June 30, 2024, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $35.7 million of availability as of June 30, 2024) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	7,218	7,347
Financing liability	5,351	5,351
Total debt	22,569	22,698
Less - Current portion of long-term debt	(2,531)	(2,680)
Less - Unamortized discount and debt issuance costs	(379)	(387)
Long-term debt	$19,659	$19,631
See Note 6 for further discussion.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of June 30, 2024 and December 31, 2023, the Company had approximately $79.2 million and $90.9 million in surety bonds outstanding, respectively. The Company believes that its $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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
Management believes there have been no significant changes during the three months ended June 30, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2024, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 13 to the Condensed Consolidated Financial Statements for information regarding legal proceedings.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1*	Certification of the Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
Date: August 6, 2024