Form 10-Q
period 2024-09-30
Limbach Holdings, Inc.
filed 2024-11-05
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 1, 2024, there were 11,273,101 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$51,163	$59,833
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $425 and $292 as of September 30, 2024 and December 31, 2023, respectively)	101,014	97,755
Contract assets	56,937	51,690
Other current assets	7,965	7,657
Total current assets	217,144	217,000

Property and equipment, net	25,088	20,830
Intangible assets, net	32,830	24,999
Goodwill	21,246	16,374
Operating lease right-of-use assets	22,312	19,727
Deferred tax asset	5,618	5,179
Other assets	179	330
Total assets	$324,417	$304,439

LIABILITIES
Current liabilities:
Current portion of long-term debt	$2,626	$2,680
Current operating lease liabilities	3,964	3,627
Accounts payable, including retainage	51,776	65,268
Contract liabilities	46,997	42,160
Accrued income taxes	1,758	446
Accrued expenses and other current liabilities	31,084	30,967
Total current liabilities	138,205	145,148
Long-term debt	20,497	19,631
Long-term operating lease liabilities	18,569	16,037
Other long-term liabilities	4,947	2,708
Total liabilities	182,218	183,524
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,452,753 and 11,183,076, respectively, and 11,273,101 and 11,003,424 outstanding, respectively	1	1
Additional paid-in capital	92,779	92,528
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	51,419	30,386
Total stockholders’ equity	142,199	120,915
Total liabilities and stockholders’ equity	$324,417	$304,439
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$133,920	$127,768	$375,131	$373,659
Cost of revenue	97,806	96,524	274,421	287,675
Gross profit	36,114	31,244	100,710	85,984
Operating expenses:
Selling, general and administrative	23,748	20,967	69,800	62,433
Change in fair value of contingent consideration	610	161	2,344	464
Amortization of intangibles	868	288	2,956	1,054
Total operating expenses	25,226	21,416	75,100	63,951
Operating income	10,888	9,828	25,610	22,033
Other (expenses) income:
Interest expense	(468)	(437)	(1,375)	(1,615)
Interest income	626	377	1,734	624
Gain on disposition of property and equipment	99	68	656	28
Loss on early debt extinguishment	—	—	—	(311)
(Loss) gain on change in fair value of interest rate swap	(267)	116	(130)	153
Total other (expenses) income	(10)	124	885	(1,121)
Income before income taxes	10,878	9,952	26,495	20,912
Income tax provision	3,394	2,760	5,462	5,407
Net income	$7,484	$7,192	$21,033	$15,505

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.66	$0.66	$1.87	$1.45
Diluted	$0.62	$0.61	$1.75	$1.33
Weighted average number of shares outstanding:
Basic	11,272,798	10,962,622	11,233,847	10,695,973
Diluted	12,027,021	11,789,137	11,998,750	11,671,819
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528
Stock-based compensation	—	—	—	1,471	—	—	1,471
Shares issued related to vested restricted stock units	1,914	—	—	—	—	—	—
Net income	—	—	—	—	—	5,963	5,963
Balance at June 30, 2024	11,449,652	(179,652)	$1	$91,026	$(2,000)	$43,935	$132,962
Stock-based compensation	—	—	—	1,603	—	—	1,603
Shares issued related to employee stock purchase plan	3,101	—	—	150	—		150
Net income	—	—	—	—	—	7,484	7,484
Balance at September 30, 2024	11,452,753	(179,652)	$1	$92,779	$(2,000)	$51,419	$142,199

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Stock-based compensation	—	—	—	1,133	—	—	1,133
Shares issued related to vested restricted stock units	250,548	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	10,997	—	—	97	—	—	97
Net income	—	—	—	—	—	2,993	2,993
Balance at March 31, 2023	10,732,955	(179,652)	$1	$88,611	$(2,000)	$12,625	$99,237
Stock-based compensation	—	—	—	1,101	—	—	1,101
Shares issued related to the exercise of warrants	213,361	—	—	—	—	—	—
Net income	—	—	—	—	—	5,320	5,320
Balance at June 30, 2023	10,946,316	(179,652)	$1	$89,712	$(2,000)	$17,945	$105,658
Stock-based compensation	—	—	—	1,140	—	—	1,140
Shares issued related to vested restricted stock units	1,151	—	—	—	—	—	—
Shares issued related to employee stock purchase plan	6,664	—	—	140	—		140
Shares issued related to the exercise of warrants	228,945	—	—	—	—		—
Net income	—	—	—	—	—	7,192	7,192
Balance at September 30, 2023	11,183,076	(179,652)	$1	$90,992	$(2,000)	$25,137	$114,130

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$21,033	$15,505
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,261	5,751
Provision for credit losses	159	186
Stock-based compensation expense	4,323	3,374
Noncash operating lease expense	3,092	2,843
Amortization of debt issuance costs	32	69
Deferred income tax provision	(439)	(1)
Gain on sale of property and equipment	(656)	(28)
Loss on change in fair value of contingent consideration	2,344	464
Loss on early debt extinguishment	—	311
Gain on change in fair value of interest rate swap	130	(153)
Changes in operating assets and liabilities:
Accounts receivable	4,283	21,896
Contract assets	(1,115)	14,014
Other current assets	(395)	(1,459)
Accounts payable, including retainage	(18,418)	(18,703)
Prepaid income taxes	—	95
Accrued taxes payable	1,311	(1,386)
Contract liabilities	10	2,312
Operating lease liabilities	(2,895)	(2,803)
Accrued expenses and other current liabilities	(1,446)	1,997
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,175)	(1,224)
Other long-term liabilities	55	400
Net cash provided by operating activities	17,494	43,460
Cash flows from investing activities:
Kent Island Transaction, net of cash acquired	(12,716)	—
ACME Transaction, net of cash acquired	—	(4,883)
Proceeds from sale of property and equipment	1,171	370
Advances from joint ventures	7	—
Purchase of property and equipment	(6,187)	(1,720)
Net cash used in investing activities	(17,725)	(6,233)
Cash flows from financing activities:
Payments on A&R Wintrust Term Loans	—	(21,452)
Proceeds from Wintrust Revolving Loan	—	10,000
Payment of contingent consideration liability up to acquisition-date fair value	(1,325)	(1,776)
Payments on finance leases	(2,296)	(1,991)
Payments of debt issuance costs	—	(50)
Taxes paid related to net-share settlement of equity awards	(5,187)	(847)
Proceeds from contributions to Employee Stock Purchase Plan	369	313
Net cash used in financing activities	(8,439)	(15,803)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,670)	21,424
Cash, cash equivalents and restricted cash, beginning of period	59,898	36,114
Cash, cash equivalents and restricted cash, end of period	$51,228	$57,538
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout liability associated with the Kent Island Transaction	$4,381	$—
Earnout liability associated with the ACME Transaction	—	1,121
Right of use assets obtained in exchange for new operating lease liabilities	4,776	1,043
Right of use assets obtained in exchange for new finance lease liabilities	3,095	4,062
Right of use assets disposed or adjusted modifying operating lease liabilities	988	(643)
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(77)
Interest paid	1,413	1,482
Cash paid for income taxes	$4,700	$6,718

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
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), and Kent Island Mechanical, LLC (“Kent Island”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2024, its results of operations and equity for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.
The Condensed Consolidated Balance Sheet as of December 31, 2023 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 13, 2024, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The guidance is effective for all entities for fiscal years beginning after March 31, 2024, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this pronouncement on its condensed consolidated financial statements.
Note 3 – Acquisitions
Kent Island Transaction
On September 3, 2024 (the “Kent Island Effective Date”), the Company, LFS, Kent Island, and the owner of Kent Island (the “Kent Island Seller”) entered into a Purchase Agreement (the “Kent Island Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Kent Island from the Kent Island Seller (the “Kent Island Transaction”). The Kent Island Transaction closed on the Kent Island Effective Date. As a result of the Kent Island Transaction, Kent Island became a wholly-owned indirect subsidiary of the Company. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total consideration paid by the Company for the Kent Island Transaction at closing was $15.0 million (the “Kent Island Closing Purchase Price”), which was funded by cash on hand. The payment is subject to typical adjustments for working capital. Of the consideration paid to the Kent Island Seller, approximately $0.4 million was held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Kent Island Seller may receive up to an aggregate of $5.0 million in cash, consisting of two individual tranches of $2.5 million pursuant to the terms of the Kent Island Purchase Agreement, if the gross profit of Kent Island equals or exceeds approximately (i) $3.3 million in the 12-month period beginning on the Kent Island Effective Date (the “First Kent Island Earnout Period”) or (ii) $0.2 million in the 12-

month period beginning on the first anniversary of the Kent Island Effective Date (the “Second Kent Island Earnout Period” and together with the First Kent Island Earnout Period, the “Kent Island Earnout Payments”).
Preliminary Allocation of Purchase Price. The Kent Island Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Kent Island Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $4.8 million of goodwill, which was allocated between the Company's ODR and GCR segments and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of the Kent Island Transaction as of the Kent Island Effective Date by the Company.

(in thousands)	Preliminary Purchase Price Allocation
Consideration:
Cash	$14,603
Earnout provision	4,381
Total Consideration	18,984

Fair value of assets acquired:
Cash and cash equivalents	1,887
Accounts receivable, including retainage	10,376
Contract assets	1,457
Property and equipment	434
Intangible assets	10,700
Amount attributable to assets acquired	24,854

Fair value of liabilities assumed:
Accounts payable, including retainage	4,586
Accrued expenses and other current liabilities	1,269
Contract liabilities	4,828
Amount attributable to liabilities assumed	10,683
Goodwill	$4,813
As of September 30, 2024, the allocation of the purchase price has not been finalized with respect to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, goodwill and tax related matters. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Kent Island Effective Date.
For working capital items, such as cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, the carrying value was assumed to represent the fair value of these assets and liabilities due to their current nature. There was no difference between the contract value and fair value of accounts receivable acquired.
The estimated fair value of property and equipment, generally consisting of machinery, and equipment, was estimated using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the property and equipment represented a Level 3 fair value measurement.
As part of the preliminary purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships with third-party customers, acquired backlog and the acquired trade name and trademarks. The fair value of the customer relationships with third-party customers and acquired backlog was determined using the multi-period excess earning method under the income approach. The multi-period excess earnings method is a variation of the discounted cash-flow analysis, which isolates the cash flows that can be associated with a single intangible asset and measures fair value by discounting it back to present value. The fair value of the acquired trade name and trademarks intangible asset was determined using an income approach, specifically known as the relief-from-royalty method. This method requires identifying the future revenue that would be generated by the trademark, multiplying it by a royalty rate deemed to be avoided through ownership of the asset and discounting the projected royalty savings amounts back to the acquisition date. The royalty rate used in the valuation was based on a consideration of market rates for similar categories of assets. Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability, which represent Level 3 inputs.
The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. The estimated annual amortization expense for the remainder of 2024 is approximately $1.2 million, $3.5 million for 2025 and $1.1 million for each of the next four years.
Intangible assets, net as of September 30, 2024 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$200	$—	$200	1.0
Customer relationships - ODR	2,625	—	2,625	6.8
Customer relationships - GCR	4,875	—	4,875	6.8
Backlog - ODR	1,050	—	1,050	1.3
Backlog - GCR	1,950	—	1,950	1.3
Total	$10,700	$—	$10,700	5.1
The aforementioned contingent Kent Island Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the Kent Island Earnout Payments was approximately $4.4 million at the date of acquisition, of which $2.2 million of this balance was included in other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2024. The Company determined the initial fair value of the Kent Island Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the Kent Island Earnout Payments associated with the Kent Island Transaction were valued utilizing discount rates of 14.9%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Kent Island Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the Kent Island Effective Date, the Kent Island Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
ACME Transaction
On July 3, 2023 (the “ACME Effective Date”), the Company, LFS, ACME, and the owner of ACME (the “ACME Seller”) entered into a Purchase Agreement (the “ACME Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in ACME from the ACME Seller (the “ACME Transaction”). The ACME Transaction closed on the ACME Effective Date. As a result of the ACME Transaction, ACME became a wholly-owned indirect subsidiary of the Company. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing clients, and is a leading mechanical solutions provider for hydroelectric producers. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
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
Industrial Air Transaction
On November 1, 2023 (the “IA Effective Date”), the Company, LFS, Industrial Air, and the owner of Industrial Air (the “IA Seller”) entered into a Purchase Agreement (the “IA Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Industrial Air from the IA Seller (the “Industrial Air Transaction”). The Industrial Air Transaction closed on the IA Effective Date. As a result of the Industrial Air Transaction, Industrial Air became a wholly-owned indirect subsidiary of the Company. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air conditioning and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems. The Industrial Air Transaction provides the Company with a presence in an attractive and growing geographic market, where the acquired entity has a strong ODR customer base and supports the Company’s continued ODR growth strategy.
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
Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2024	December 31, 2023	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,140	$29,247	$4,893
Retainage receivable	22,797	22,443	354
Total contract assets	$56,937	$51,690	$5,247
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $12.1 million and $19.5 million as of September 30, 2024 and December 31, 2023, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2024	December 31, 2023	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$46,908	$41,987	$4,921
Provisions for losses	89	173	(84)
Total contract liabilities	$46,997	$42,160	$4,837
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Revenue earned on uncompleted contracts	$630,199	$551,120
Less: Billings to date	(642,967)	(563,860)
Net (overbilling) underbilling	$(12,768)	$(12,740)

(in thousands)	September 30, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,140	$29,247
Billings in excess of costs and estimated earnings on uncompleted contracts	(46,908)	(41,987)
Net (overbilling) underbilling	$(12,768)	$(12,740)
Revisions in Contract Estimates

The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended September 30, 2024, the Company did not record any gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2024, the Company recorded gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.5 million, respectively, and one GCR project gross profit write-down for a total of $0.6 million that had a net gross profit impact of $0.5 million or more.
During the three months ended September 30, 2023, the Company recorded gross profit write-ups on three GCR projects for a total of $3.1 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one GCR project gross profit write-down for $0.7 million and one ODR project gross profit write-down for $0.6 million. During the nine months ended September 30, 2023, the Company recorded gross profit write-ups on two GCR projects for a total of $2.2 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one GCR project gross profit write-down for $0.5 million and one ODR project gross profit write-down for $0.7 million.
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
As of September 30, 2024, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $188.7 million and $161.5 million, respectively. The Company currently estimates that 39% and 31% of its ODR and GCR segment remaining performance obligations as of September 30, 2024, respectively, will be recognized as revenue during the remainder of 2024, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $21.2 million and $16.4 million as of September 30, 2024 and December 31, 2023, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and nine months ended September 30, 2024 and September 30, 2023.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2023	$—	$11,370	$11,370
Goodwill associated with the ACME Transaction(1)	—	2,226	2,226
Goodwill associated with the Industrial Air Transaction	—	2,778	2,778
Goodwill as of December 31, 2023	—	16,374	16,374
Measurement period adjustments - Industrial Air Transaction(2)	—	59	59
Goodwill associated with the Kent Island Transaction(3)	3,725	1,088	4,813
Goodwill as of September 30, 2024	$3,725	$17,521	$21,246

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
(3)    In connection with the Kent Island Transaction, the Company recorded preliminary goodwill of $4.8 million. The acquisition accounting is subject to change as the Company obtains additional information about the facts and circumstances that existed as of the acquisition date during the measurement period, not to exceed one year from the Kent Island Effective Date.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2024
Amortized intangible assets:
Customer relationships	$22,820	$(6,385)	$16,435
Backlog	5,560	(2,560)	3,000
Trade name, trademarks and intellectual property	4,450	(1,015)	3,435
Total amortized intangible assets	32,830	(9,960)	22,870
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$42,790	$(9,960)	$32,830
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
Total amortization expense for the Company's definite-lived intangible assets was $0.9 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2023, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	8,146	7,347
Financing liability	5,351	5,351
Total debt	23,497	22,698
Less - Current portion of long-term debt	(2,626)	(2,680)
Less - Unamortized discount and debt issuance costs	(374)	(387)
Long-term debt	$20,497	$19,631
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
As of September 30, 2024 and December 31, 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the three and nine months ended September 30, 2024, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million. For the three and nine months ended September 30, 2024, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72% for both periods, inclusive of the net impact associated with the Company's interest rate swap arrangement. During the three and nine months ended September 30, 2023, the maximum outstanding borrowings under either the Company's revolving loan arrangements at any time was $10.0 million during both periods and the average daily balance was approximately $10.0 million and $5.5 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72% for both periods, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At September 30, 2024, the Company had irrevocable letters of credit in the amount of $4.3 million with its lender to secure obligations under its self-insurance program.
The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of September 30, 2024, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of September 30, 2024, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, approximately $0.1 million and $0.4 million of interest expense associated with the financing was recognized, respectively. For the three and nine months ended September 30, 2023, $0.1 million and $0.4 million of interest expense associated with the financing was recognized, respectively.
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

Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2024 and July 2024, the Company issued 2,989 and 3,101 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2023 and June 30, 2024, respectively. In January 2023 and July 2023, the Company issued a total of 10,997 and 6,664 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2022 and June 30, 2023, respectively. As of September 30, 2024, 382,866 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments and certain investments in money market funds sponsored by a large financial institution. Cash equivalents as of December 31, 2023 consisted of overnight repurchase agreements, short term investments, one U.S. Treasury Bill and certain investments in money market funds. For the three and nine months ending September 30, 2024, the Company recognized interest income in the aggregate of approximately $0.6 million and $1.7 million, respectively, associated with its overnight repurchase agreements, U.S. Treasury Bills and money market funds. For the three and nine months ending September 30, 2023, the Company recognized interest income in the aggregate of approximately $0.4 million and $0.6 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$50,933	$50,933	$—	$—
Money market fund	4,000	4,000	—	—
Total	$54,933	$54,933	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,959	$43,959	$—	$—
U.S. Treasury Bills	10,000	10,000	—	—
Money market fund	3,750	3,750	—	—
Total	$57,709	$57,709	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of September 30, 2024, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
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
As a part of the total consideration for the ACME Transaction, the Company recognized $1.5 million in contingent consideration on the ACME Effective Date. The fair value of contingent ACME Earnout Payments is based on generating growth rates on the projected gross margins of ACME and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the ACME Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the ACME Effective Date, the ACME Earnout Payments associated with the ACME Transaction were valued utilizing discount rates between 12.96% and 21.64%. The discount rates were calculated using the build-up method with a risk-free rate commensurate with the term of the ACME Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. In September 2024, the Company made a payment in the amount of $0.5 million to the former owner of ACME related to the First ACME Earnout Period.
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
As a part of the total consideration for the Kent Island Transaction, the Company recognized $4.4 million in contingent consideration on the Kent Island Effective Date. The fair value of contingent Kent Island Earnout Payments is based on generating growth rates on the projected gross margins of Kent Island and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the Kent Island Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Kent Island Effective Date, the Kent Island Earnout Payments associated with the Kent Island Transaction were valued utilizing a discount rate of 14.9%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Kent Island Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.6 million and $2.3 million for the three and nine months ended September 30, 2024, respectively, which was presented in the change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, the Company recorded a net increase in the estimated fair value of such liabilities of $0.1 million and $0.5 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at September 30, 2024 and December 31, 2023.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period	$2,962	$—	$—	$2,962
First Kent Island Earnout Period	2,230	—	—	2,230
Second ACME Earnout Period	1,567	—	—	1,567
Other long-term liabilities:
Second IA Earnout Period	2,098	—	—	2,098
Second Kent Island Earnout Period	2,151	—	—	2,151
Total	$11,008	$—	$—	$11,008

		Fair Value at Reporting Date Using
	December 31, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period(1)	$3,000	$—	$—	$3,000
First ACME Earnout Period	429	—	—	429
First IA Earnout Period	2,290	—	$—	2,290
Other long-term liabilities:
Second ACME Earnout Period	1,188	—	—	1,188
Second IA Earnout Period	875	—	—	875
Total	$7,782	$—	$—	$7,782
(1)    In April 2024, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2023 Jake Marshall Earnout Period.

Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of September 30, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.3 million and $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three and nine months ended September 30, 2023, the Company recognized a gain of approximately $0.1 million and $0.2 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
EPS numerator:
Net income	$7,484	$7,192	$21,033	$15,505

EPS denominator:
Weighted average shares outstanding – basic	11,273	10,963	11,234	10,696
Impact of dilutive securities	754	826	765	976
Weighted average shares outstanding – diluted	12,027	11,789	11,999	11,672

EPS:
Basic	$0.66	$0.66	$1.87	$1.45
Diluted	$0.62	$0.61	$1.75	$1.33
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service-based RSUs (See Note 14)	—	—	64	49
Performance based RSUs	—	—	131	153
Employee Stock Purchase Plan	319	33	313	1,114
Total	319	33	508	1,316
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
The following table presents our income tax provision and our income tax rate for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Income tax provision	$3,394	$2,760	$5,462	$5,407
Income tax rate	31.2%	27.7%	20.6%	25.9%
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2024 and 2023. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the nine months ended September 30, 2024 and 2023 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting of its equity incentive awards.
No valuation allowance was required as of September 30, 2024 or December 31, 2023.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Statement of Operations Data:
Revenue:
ODR	$93,007	$65,832	$250,017	$183,330
GCR	40,913	61,936	125,114	190,329
Total revenue	133,920	127,768	375,131	373,659

Gross profit:
ODR	29,647	19,274	77,170	52,424
GCR	6,467	11,970	23,540	33,560
Total gross profit	36,114	31,244	100,710	85,984

Selling, general and administrative(1)	23,748	20,967	69,800	62,433
Change in fair value of contingent consideration	610	161	2,344	464
Amortization of intangibles	868	288	2,956	1,054
Operating income	$10,888	$9,828	$25,610	$22,033

Other (expenses) income:
Interest expense	(468)	(437)	(1,375)	(1,615)
Interest income	626	377	1,734	624
Gain on disposition of property and equipment	99	68	656	28
Loss on early debt extinguishment	—	—	—	(311)
(Loss) gain on change in fair value of interest rate swap	(267)	116	(130)	153
Total other (expenses) income	(10)	124	885	(1,121)
Income before income taxes	$10,878	$9,952	$26,495	$20,912
(1)    Included within selling, general and administrative expenses was $1.6 million and $1.1 million of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $4.3 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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
Southern California Sublease. In June, 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of September 30, 2024, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the three and nine months ended September 30, 2024, the Company recorded approximately $0.3 million and $0.9 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement. For the three and nine months ended September 30, 2023, the Company recorded approximately $0.3 million and $0.5 million, respectively, of income in selling, general and administrative expenses related to this sublease agreement.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets(1)(2)	$22,312	$19,727
Finance	Property and equipment, net(3)(4)	10,279	9,561
Total lease assets		$32,591	$29,288

Liabilities
Current
Operating	Current operating lease liabilities	$3,964	$3,627
Finance	Current portion of long-term debt	2,626	2,680
Noncurrent
Operating	Long-term operating lease liabilities	18,569	16,037
Finance	Long-term debt(5)	10,871	10,018
Total lease liabilities		$36,030	$32,362
(1)     Operating lease assets are recorded net of accumulated amortization of $13.0 million at September 30, 2024 and $13.6 million at December 31, 2023.
(2)    Includes approximately $0.9 million and $1.0 million at September 30, 2024 and December 31, 2023, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.7 million at September 30, 2024 and $4.5 million at December 31, 2023.
(4)    Includes approximately $2.4 million of net property assets associated with the Company's Pontiac Facility at both September 30, 2024 and December 31, 2023, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both September 30, 2024 and December 31, 2023. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2024	2023	2024	2023
Operating lease cost	Cost of revenue(1)	$785	$543	$2,116	$1,626
Operating lease cost	Selling, general and administrative(1)	523	635	1,848	1,892
Finance lease cost
Amortization	Cost of revenue(2)	816	714	2,310	2,012
Interest	Interest expense, net(2)	128	113	363	265
Total lease cost		$2,252	$2,005	$6,637	$5,795
(1)    Operating lease costs recorded in cost of revenue included $0.2 million and $0.1 million of variable lease costs for the three months ended September 30, 2024 and 2023, and $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023. In addition, $0.1 million and $0.2 million of variable lease costs are included in selling, general and administrative for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for each of the nine months ended September 30, 2024 and 2023, respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.0 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $2.7 million for the nine months ended September 30, 2024 and 2023, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of September 30, 2024 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2024	$803	$131	$934	$1,035	$245	$1,280	$231
2025	2,916	528	3,444	4,397	765	5,162	939
2026	2,399	542	2,941	4,480	770	5,250	967
2027	1,448	555	2,003	3,389	871	4,260	326
2028	720	569	1,289	2,457	871	3,328	—
Thereafter	411	13,733	14,144	2,542	4,997	7,539	—
Total minimum lease payments	8,697	16,058	24,755	18,300	8,519	26,819	$2,463
Financing Component (3)	(551)	(10,707)	(11,258)	(2,386)	(1,900)	(4,286)
Net present value of minimum lease payments	8,146	5,351	13,497	15,914	6,619	22,533
Less: current portion of finance and operating lease obligations	(2,626)	—	(2,626)	(3,483)	(481)	(3,964)
Long-term finance and operating lease obligations	$5,520	$5,351	$10,871	$12,431	$6,138	$18,569
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
The following is a summary of the lease terms and discount rates as of:

	September 30, 2024	December 31, 2023
Weighted average lease term (in years):
Operating	6.10	6.54
Finance (1)	3.39	3.10

Weighted average discount rate:
Operating	5.94%	6.74%
Finance (1)	6.40%	5.33%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,778	$3,478
Operating cash flows from finance leases	361	227
Financing cash flows from finance leases	2,179	2,032
Right-of-use assets exchanged for lease liabilities:
Operating leases	4,776	1,043
Finance leases	3,095	4,062
Right-of-use assets disposed or adjusted modifying operating leases liabilities	988	(643)
Right-of-use assets disposed or adjusted modifying finance leases liabilities	—	(77)
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2024, the Company had approximately $62.8 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of September 30, 2024 and December 31, 2023 are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Current liability — workers’ compensation and general liability	$209	$188
Current liability — medical and dental	556	819
Non-current liability	699	645
Total liability	$1,464	$1,652
Restricted cash	$65	$65
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended September 30, 2024 and 2023, the Company recognized $0.5 million of stock-based compensation expense related to outstanding service-based RSUs. For the nine months ended September 30, 2024 and 2023, the Company recognized $1.6 million and $1.2 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company's service-based RSU activity for the nine months ended September 30, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	239,203	$11.09
Granted	54,747	45.77
Vested	(140,248)	11.62
Forfeited	(1,314)	45.47
Unvested at September 30, 2024	152,388	$22.76
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

The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended September 30, 2024 and 2023, the Company recognized $1.1 million and $0.7 million, respectively, of stock-based compensation expense related to outstanding PRSUs. For the nine months ended September 30, 2024 and 2023, the Company recognized $2.7 million and $2.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company's PRSU activity for the nine months ended September 30, 2024:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	580,621	$10.85
Granted	84,869	45.58
Performance factor adjustment(1)	54,067	12.78
Vested	(211,634)	12.78
Forfeited	(2,628)	45.47
Unvested at September 30, 2024	505,295	$15.90
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
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $1.6 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $4.3 million and $3.4 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2024 and 2023 was $16.9 million and $3.8 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $6.6 million at September 30, 2024. These costs are expected to be recognized over a weighted average period of 1.77 years.

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
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from each of the Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”) (together with JMLLC, the Jake Marshall Transaction), the ACME Transaction, the Industrial Air Transaction and the Kent Island Transaction. As a part of the total consideration for the Jake Marshall, ACME, Industrial Air and Kent Island transactions, the Company initially recognized $3.1 million, $1.5 million, $3.2 million and $4.4 million, respectively, in contingent consideration associated with their respective earnout payments. The carrying values of the Jake Marshall, ACME, Industrial Air and Kent Island Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships. As a result of the Jake Marshall Transaction, the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. As a result of the ACME Transaction, the Company recognized, in the aggregate, an additional $2.8 million of intangible assets associated with customer relationships with third-party customers and the acquired trade name, inclusive of the impact of certain measurement period adjustments. In addition, as a result of the Industrial Air Transaction, the Company recognized, in the aggregate, an additional $8.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name, trademarks and intellectual property and the acquired backlog. Lastly, as a result of the Kent Island Transaction, the Company recognized, in the aggregate, an additional $10.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and the acquired backlog. Each of the Jake Marshall, ACME, Industrial Air and Kent Island-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 5 – Goodwill and Intangible Assets for further information on the Company’s intangible assets.
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
On September 3, 2024, the Company completed an acquisition of Laurel, MD-based specialty mechanical contractor, Kent Island Mechanical, for a purchase price at closing of $15.0 million. The transaction also provides for an earnout of up to $5.0 million potentially being paid out over the next two years. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
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

Comparison of Results of Operations for the three months ended September 30, 2024 and 2023
The following table presents operating results for the three months ended September 30, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2024			2023
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$93,007	69.4%		$65,832	51.5%
GCR	40,913	30.6%		61,936	48.5%
Total revenue	133,920	100.0%		127,768	100.0%

Gross profit:
ODR	29,647	31.9%	(1)	19,274	29.3%	(1)
GCR	6,467	15.8%	(2)	11,970	19.3%	(2)
Total gross profit	36,114	27.0%		31,244	24.5%

Selling, general and administrative(3)	23,748	17.7%		20,967	16.4%
Change in fair value of contingent consideration	610	0.5%		161	0.1%
Amortization of intangibles	868	0.6%		288	0.2%
Total operating income	10,888	8.1%		9,828	7.7%

Other (expenses) income	(10)	—%		124	0.1%
Total income before income taxes	10,878	8.1%		9,952	7.8%
Income tax provision	3,394	2.5%		2,760	2.2%
Net income	$7,484	5.6%		$7,192	5.6%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.6 million and $1.1 million of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively.
Revenue

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$93,007	$65,832	$27,175	41.3%
GCR	40,913	61,936	(21,023)	(33.9)%
Total revenue	$133,920	$127,768	$6,152	4.8%
Revenue for the three months ended September 30, 2024 increased by $6.2 million compared to the three months ended September 30, 2023. ODR revenue increased by $27.2 million, or 41.3%, while GCR revenue decreased by $21.0 million, or 33.9%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and, as a result of the Industrial Air Transaction. Industrial Air was not an acquired entity of the Company for the three months ended September 30, 2023. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR.

Gross Profit

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$29,647	$19,274	$10,373	53.8%
GCR	6,467	11,970	(5,503)	(46.0)%
Total gross profit	$36,114	$31,244	$4,870	15.6%

Total gross profit as a percentage of total revenue	27.0%	24.5%
The Company's gross profit for the three months ended September 30, 2024 increased by $4.9 million compared to the three months ended September 30, 2023. ODR gross profit increased $10.4 million, or 53.8%, due to the combination of an increase in revenue and higher margins driven by contract mix. GCR gross profit decreased $5.5 million, or 46.0%, primarily due to lower revenue and lower margins on project work period-over-period. The total gross profit percentage increased from 24.5% for the three months ended September 30, 2023 to 27.0% for the same period ended in 2024, mainly driven by the mix of higher margin ODR segment work, the Company becoming more selective when pursuing GCR work, and as a result of the Industrial Air Transaction. Industrial Air was not an acquired entity of the Company for the three months ended September 30, 2023.
During the three months ended September 30, 2024, the Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the three months ended September 30, 2023, the Company recorded gross profit write-ups on three GCR projects for a total of $3.1 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one GCR project gross profit write-down for $0.7 million and one ODR project gross profit write-down for $0.6 million.
Selling, General and Administrative

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$23,748	$20,967	$2,781	13.3%

Total selling, general and administrative as a percentage of total revenue	17.7%	16.4%
The Company's SG&A expense for the three months ended September 30, 2024 increased by approximately $2.8 million compared to the three months ended September 30, 2023. The increase in SG&A expense was primarily due to approximately $1.0 million of SG&A expenses incurred within the Industrial Air entity during the three months ended September 30, 2024 that was not an acquired entity of the Company during the three months ended September 30, 2023. The Company’s SG&A expense for the three months ended September 30, 2024 also increased due to a $1.1 million increase in payroll related expenses, a $0.5 million increase in stock-based compensation expenses and a $0.4 million increase in professional services fees. As a result of these factors, SG&A expense as a percentage of revenue increased to 17.7% for the three months ended September 30, 2024 as compared to 16.4% for the three months ended September 30, 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $0.6 million and a $0.2 million loss for the three months ended September 30, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of September 30, 2024 and 2023. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$868	$288	$580	201.4%
Total amortization expense for the three months ended September 30, 2024 and 2023 was $0.9 million and $0.3 million, respectively. As a result of the Industrial Air and Kent Island acquisitions, the Company acquired certain intangible assets in which it recognized an increase of approximately $0.6 million of amortization expense period-over-period. See Note 5 - Goodwill and Intangible Assets for further information on the Company's intangible assets.
Other Expenses

	Three Months Ended September 30,
	2024	2023	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(468)	$(437)	$(31)	7.1%
Interest income	626	377	249	66.0%
Gain on disposition of property and equipment	99	68	31	45.6%
(Loss) gain on change in fair value of interest rate swap	(267)	116	(383)	(330.2)%
Total other (expenses) income	$(10)	$124	$(134)	108.1%
Total other expenses for the three months ended September 30, 2024 was less than $0.1 million as compared to total other income of $0.1 million for the three months ended September 30, 2023. The change period-over-period was primarily driven by a $0.4 million loss period-over-period associated with the Company's interest rate swap arrangement, partly offset by a $0.2 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds.
Income Taxes
The Company recorded an income tax provision of $3.4 million for the three months ended September 30, 2024 compared to $2.8 million for the three months ended September 30, 2023. The effective tax rate was 31.2% and 27.7% for the three months ended September 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.

Comparison of Results of Operations for the nine months ended September 30, 2024 and 2023
The following table presents operating results for the nine months ended September 30, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine Months Ended September 30,
	2024			2023
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$250,017	66.6%		$183,330	49.1%
GCR	125,114	33.4%		190,329	50.9%
Total revenue	375,131	100.0%		373,659	100.0%

Gross profit:
ODR	77,170	30.9%	(1)	52,424	28.6%	(1)
GCR	23,540	18.8%	(2)	33,560	17.6%	(2)
Total gross profit	100,710	26.8%		85,984	23.0%

Selling, general and administrative(3)	69,800	18.6%		62,433	16.7%
Change in fair value of contingent consideration	2,344	0.6%		464	0.1%
Amortization of intangibles	2,956	0.8%		1,054	0.3%
Total operating income	25,610	6.8%		22,033	5.9%

Other income (expenses)	885	0.2%		(1,121)	(0.3)%
Total income before income taxes	26,495	7.1%		20,912	5.6%
Income tax provision	5,462	1.5%		5,407	1.4%
Net income	$21,033	5.6%		$15,505	4.1%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $4.3 million and $3.4 million of stock-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.
Revenue

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$250,017	$183,330	$66,687	36.4%
GCR	125,114	190,329	(65,215)	(34.3)%
Total revenue	$375,131	$373,659	$1,472	0.4%
Revenue for the nine months ended September 30, 2024 increased by $1.5 million compared to the nine months ended September 30, 2023. ODR revenue increased by $66.7 million, or 36.4%, while GCR revenue decreased by $65.2 million, or 34.3%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the ACME and Industrial Air acquisitions. Certain of these entities were not acquired entities of the Company during the full nine months ended September 30, 2023. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR.

Gross Profit

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$77,170	$52,424	$24,746	47.2%
GCR	23,540	33,560	(10,020)	(29.9)%
Total gross profit	$100,710	$85,984	$14,726	17.1%

Total gross profit as a percentage of total revenue	26.8%	23.0%
The Company's gross profit for the nine months ended September 30, 2024 increased by $14.7 million compared to the nine months ended September 30, 2023. ODR gross profit increased $24.7 million, or 47.2%, due to the combination of an increase in revenue and higher margins driven by contract mix. GCR gross profit decreased $10.0 million, or 29.9%, primarily due to lower revenue despite higher margins on project work period-over-period. The total gross profit percentage increased from 23.0% for the nine months ended September 30, 2023 to 26.8% for the same period ended in 2024, mainly driven by the mix of higher margin ODR segment work, the Company becoming more selective when pursuing GCR work, and as a result of the ACME and Industrial Air acquisitions.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the nine months ended September 30, 2024, the Company recorded gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.5 million, respectively, and one GCR project gross profit write-down for a total of $0.6 million that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2023, the Company recorded gross profit write-ups on two GCR projects for a total of $2.2 million, inclusive of a $1.2 million write-up related to the settlement of a past claim, and one GCR project gross profit write-down for $0.5 million and one ODR project gross profit write-down for $0.7 million.
Selling, General and Administrative

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$69,800	$62,433	$7,367	11.8%

Total selling, general and administrative as a percentage of total revenue	18.6%	16.7%
The Company's SG&A expense for the nine months ended September 30, 2024 increased by approximately $7.4 million compared to the nine months ended September 30, 2023. The increase in SG&A expense was primarily due to approximately $3.7 million of collective SG&A expenses incurred within the ACME and Industrial Air entities during the nine months ended September 30, 2024 that were not acquired entities of the Company during the full nine months ended September 30, 2023. The Company’s SG&A expense for the nine months ended September 30, 2024 also increased due to a $2.9 million increase in payroll related expenses and a $0.9 million increase in stock-based compensation expenses. As a result of these factors, SG&A expense as a percentage of revenue increased to 18.6% for the nine months ended September 30, 2024 as compared to 16.7% for the nine months ended September 30, 2023.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was a $2.3 million and a $0.5 million loss for the nine months ended September 30, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of September 30, 2024 and 2023. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.

Amortization of Intangibles

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$2,956	$1,054	$1,902	180.5%
Total amortization expense for the nine months ended September 30, 2024 and 2023 was $3.0 million and $1.1 million, respectively. As a result of the ACME, Industrial Air and Kent Island acquisitions, the Company acquired certain intangible assets in which it recognized an increase of approximately $2.3 million of amortization expense period-over-period. See Note 5 - Goodwill and Intangible Assets for further information on the Company's intangible assets.
Other Expenses

	Nine Months Ended September 30,
	2024	2023	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(1,375)	$(1,615)	$240	(14.9)%
Interest income	1,734	624	1,110	177.9%
Gain (loss) on disposition of property and equipment	656	28	628	2,242.9%
(Loss) gain on change in fair value of interest rate swap	(130)	153	(283)	(185.0)%
Loss on early debt extinguishment	—	(311)	311	(100.0)%
Total other income (expenses)	$885	$(1,121)	$2,006	178.9%
Total other income for the nine months ended September 30, 2024 was $0.9 million as compared to total other expenses of $1.1 million for the nine months ended September 30, 2023. The change period-over-period was primarily driven by a $1.1 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds, a $0.3 million loss on early debt extinguishment recognized during 2023 and a $0.2 million decrease in interest expense, which was the result of lower overall outstanding debt. In addition, during the nine months ended September 30, 2024, the Company recognized a gain of $0.7 million related to the sale of certain property and equipment compared to a less than $0.1 million loss recognized in 2023.
Income Taxes
The Company recorded an income tax provision of $5.5 million for the nine months ended September 30, 2024 compared to $5.4 million for the nine months ended September 30, 2023. The effective tax rate was 20.6% and 25.9% for the nine months ended September 30, 2024 and 2023, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the nine months ended September 30, 2024 and 2023 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting of equity incentive awards.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. In addition to the Company's backlog, it has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. Additional information related to the Company’s remaining performance obligations is provided in Note 4.
The Company's ODR backlog as of September 30, 2024 was $209.8 million compared to $147.0 million at December 31, 2023. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of our service contracts and projects. Based on historical trends, the Company currently estimates that 37% of its ODR backlog as of September 30, 2024 will be recognized as revenue over the remainder of 2024. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
In addition, the Company's GCR backlog as of September 30, 2024 was $161.5 million compared to $186.9 million at December 31, 2023. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the GC/CM of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 31% of its GCR backlog as of September 30, 2024 will be recognized as revenue over the remainder of 2024. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than historically, as well as its focus on smaller, higher margin owner direct projects.
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
The following table presents summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
(in thousands)
Net cash provided by (used in):
Operating activities	$17,494	$43,460
Investing activities	(17,725)	(6,233)
Financing activities	(8,439)	(15,803)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,670)	$21,424

Noncash investing and financing transactions:
Earnout liability associated with the Kent Island Transaction	$4,381	$—
Earnout liability associated with the ACME Transaction	—	1,121
Right of use assets obtained in exchange for new operating lease liabilities	4,776	1,043
Right of use assets obtained in exchange for new finance lease liabilities	3,095	4,062
Right of use assets disposed or adjusted modifying operating lease liabilities	988	(643)
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(77)
Interest paid	1,413	1,482
Cash paid for income taxes	$4,700	$6,718
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of September 30, 2024 and December 31, 2023, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide substantial coverage of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, it has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	September 30, 2024	December 31, 2023
Current assets	$217,144	$217,000
Current liabilities	(138,205)	(145,148)

Net working capital	$78,939	$71,852
Current ratio (1)	1.57	1.50
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of September 30, 2024, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$21,033	$15,505	$5,528
Non-cash operating activities(1)	17,246	12,816	4,430
Changes in operating assets and liabilities:
Accounts receivable	4,283	21,896	(17,613)
Contract assets	(1,115)	14,014	(15,129)
Other current assets	(395)	(1,459)	1,064
Accounts payable, including retainage	(18,418)	(18,703)	285
Prepaid income taxes	—	95	(95)
Accrued taxes payable	1,311	(1,386)	2,697
Contract liabilities	10	2,312	(2,302)
Operating lease liabilities	(2,895)	(2,803)	(92)
Accrued expenses and other current liabilities	(1,446)	1,997	(3,443)
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,175)	(1,224)	(951)
Other long-term liabilities	55	400	(345)
Cash (used in) provided by working capital	(20,785)	15,139	(35,924)
Net cash provided by operating activities	$17,494	$43,460	$(25,966)
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
During the nine months ended September 30, 2024, the Company generated $17.5 million in cash for its operating activities, which consisted of net income of $21.0 million and certain non-cash adjustments of $17.2 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration), partly offset by cash used in working capital of $20.8 million. During the nine months ended September 30, 2023, the Company generated $43.5 million from its operating activities, which consisted of cash provided by working capital of $15.1 million, $12.8 million of non-cash adjustments (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $15.5 million.
The decrease in operating cash flows during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to a $17.4 million period-over-period cash outflow related to the aggregate change in the Company's contract assets and liabilities and a $17.6 million change in accounts receivable. The decrease in the Company's overbilled position was due to the timing of contract billings and the recognition of contract revenue, as well as the successful resolution of certain prior year outstanding claims. The change in accounts receivable period-over-period was due to the timing of cash receipts. These cash outflows were partially offset by a $5.5 million increase in net income and a $4.4 million increase on non-cash operating activities, primarily related to depreciation and amortization and the changes in fair value on the Company's contingent consideration arrangements.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $17.7 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively. Cash used in investing activities for the nine months ended September 30, 2024 included a cash outflow of $12.7 million associated with the Kent Island Transaction, net of cash acquired, and $6.2 million in cash outflows related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer service offerings. These cash outflows were partially offset by $1.2 million in proceeds from the sale of property and equipment. Cash used in investing activities for the nine months ended September 30, 2023 of $4.9 million represented cash outflows associated with the ACME Transaction, net of cash acquired. In addition, cash used in investing activities for the nine months ended September 30, 2023 included $1.7 million, which was used to purchase property and equipment, partially offset by $0.4 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchased during 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $8.4 million for the nine months ended September 30, 2024 compared to $15.8 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company paid approximately $5.2 million in taxes related to the net share settlement of equity awards, $2.3 million for payments on finance leases and made $3.5 million in aggregate payments to the former owners of JMLLC, CSLLC and ACME related to their respective 2023 earnout arrangements, of which $1.3 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $0.4 million associated with proceeds from employee contributions to the ESPP.
For the nine months ended September 30, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $2.0 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Earnout Period, of which $1.7 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.4 million associated with proceeds from contributions to the ESPP.
The following table reflects our available funding capacity, subject to covenant restrictions, as of September 30, 2024:

(in thousands)
Cash & cash equivalents(1)		$51,163
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,265)
Net credit agreement capacity available		35,735
Total available funding capacity		$86,898
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2024 consisted of certain overnight repurchase agreements and money market investments.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2024. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.

Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $51.2 million as of September 30, 2024, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $35.7 million of availability as of September 30, 2024) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2024	December 31, 2023
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	8,146	7,347
Financing liability	5,351	5,351
Total debt	23,497	22,698
Less - Current portion of long-term debt	(2,626)	(2,680)
Less - Unamortized discount and debt issuance costs	(374)	(387)
Long-term debt	$20,497	$19,631
See Note 6 for further discussion.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of September 30, 2024 and December 31, 2023, the Company had approximately $62.8 million and $90.9 million in surety bonds outstanding, respectively. The Company believes that its $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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
Management believes there have been no significant changes during the three months ended September 30, 2024, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2024, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 13, 2024, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 13, 2024).

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
Date: November 5, 2024