Form 10-K
period 2024-12-31
Limbach Holdings, Inc.
filed 2025-03-10
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $579.0 million.
As of March 6, 2025, the number of shares outstanding of the registrant’s common stock was 11,353,379.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risks Related to Our Business and Industry
•Intense competition on our industry could reduce our market share and profit.
•If we do not effectively manage the size and cost of our operations, our existing infrastructure may become either strained or overly-burdened, and we may be unable to increase revenue growth.
•Failure to achieve and maintain a high level of building systems solutions in our ODR segment could damage our reputation with customers and negatively impact our results.
•Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.
•Since we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses, if costs increase above estimates.
•Our failure to obtain new agreements and renew existing agreements could have a material adverse effect on our business, financial condition and results of operations.
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
•Recent and potential changes in U.S. trade policies, including changes to existing trade agreements and any resulting changes in international trade relations, and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.
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
•A pandemic, epidemic or outbreak of an infectious disease, such as the coronavirus (“COVID-19”), in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
•Future climate change could adversely affect us.
•We may be affected by market or regulatory responses to climate change, including potential policy shifts under the current presidential administration.
•Increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to reputational or other risks.
•We are susceptible to adverse weather conditions and the increasing frequency and severity of extreme weather events, which may harm our business and financial results.
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

•Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

Part I
Item 1.    Business
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solution firm that partners with building owners and facilities managers with mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company works with building owners primarily in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company has approximately 1,400 team members in 20 offices across the eastern United States and operates primarily in the eastern and midwest regions of the United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
2024 Highlights
In 2024, the Company:
•Generated $36.8 million of net cash provided by operating activities.
•Expanded its consolidated gross profit margins by 470 bps to 27.8%.
•Increased its revenue generated from the ODR segment (as defined below) by 31.9% (versus 2023), achieving its 2024 ODR segment revenue target of 65%-70% of total consolidated revenue at 66.6%.
•Increased diluted earnings per share by 46% (versus 2023) to $2.57.
•Produced record annual gross profit and gross profit margins.
•Successfully completed the acquisitions of Kent Island Mechanical, LLC (“Kent Island”) and Consolidated Mechanical, LLC (“Consolidated Mechanical”) (as described in more detail below).
Segments
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects to existing buildings direct to, or assigned by, building owners or property managers, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, electrical, and/or plumbing (“MEP”) services awarded to the Company by general contractors or construction managers.
ODR Segment. The Company’s key business initiative for its ODR segment is to position itself as a value-added, indispensable partner to building owners in mission-critical markets, providing full life-cycle capabilities from concept design and engineering through system commissioning and around-the-clock service and maintenance primarily to their existing buildings. The Company remains focused on the scalability of its organic business through partnering directly with building owners. The Company believes that its ODR services offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. In addition, by establishing successful, long-term partnerships with building owners, the Company has positioned itself to provide reoccurring maintenance services, which it believes improves revenue predictability and could increase economic resilience. The Company provides its ODR business services through the following project delivery methodologies and other service offerings:
•Integrated Facility Planning. The Company provides professional and consultative services to building owners, helping them proactively plan future investments, anticipate opportunities, and align facility needs with long-term business goals. These services include engineer-led facility assessments, identification and support of capital planning needs for new and existing facilities through the analysis of existing facility data, as well as program management support.
•Replacements & Retrofit. The Company provides system and/or facility assessments to determine the best solution for the building owner’s assets. Based on the assessments performed, the Company tailors MEP equipment upgrades for its customers’ system and/or facility. Examples of MEP equipment upgrades and products include providing installed equipment solutions, equipment retrofitting/restoration, off-site equipment skids, temporary equipment fixes and comprehensive system replacements.
•Rental Equipment. The Company provides turnkey rental equipment solutions to support building owners during planned replacements, emergency repairs, and construction outages. These services go beyond simply supplying temporary equipment, they include system design, ensuring existing system compatibility, managing all necessary connections, as well as overseeing installation, maintenance, and removal.
•Maintenance and Repairs. The Company provides comprehensive inspection, troubleshooting, repair, and services to ensure the safe, efficient, and reliable operation of building systems. Ongoing maintenance and operations are essential for building functionality, safety, and energy efficiency. The Company’s skilled technicians specialize in servicing all critical building systems, addressing root causes of issues, and delivering tailored maintenance solutions through “evergreen” contracts. The Company’s predictive maintenance solutions include:
•24/7 emergency service and repairs;
•on-site asset valuation;
•engineer-led assessments;
•staff augmentation;
•proactive preventative maintenance;
•building automation consultation;
•hydro-jetting; and
•facility team training.
•Energy Efficiency Solutions. The Company provides customized solutions to help building owners achieve energy goals, secure funding, reduce operating costs, and maintain energy-efficient facilities. By enhancing visibility into facility and asset performance, the Company delivers significant energy savings. The Company’s tailored approach includes sourcing funding through energy rebates and incentives, energy engineer-led facility assessments and benchmarking, energy-efficient equipment upgrades, and optimizing and maintaining building systems.
•Decarbonization Roadmaps. The Company provides customized strategies to help building owners achieve their carbon reduction goals in a cost-effective manner. Through consulting and energy engineer-led assessments, it develops tailored solutions and long-term roadmaps focused on reducing carbon emissions while optimizing energy efficiency and system performance.
Due to the Company’s ongoing relationships with certain building owners established through certain of its service offerings, the Company believes it is well positioned with those owners when they initiate capital construction projects. As a result, the ongoing relationship with the customer, along with the maintenance, time-and-materials, building automation upgrades, critical system repair work, and data driven insights often lead, drive and support the revenue associated with owner direct projects.
GCR Segment. The Company provides its GCR segment services through the following project delivery methodologies:
•     Plan & Spec Bidding. Plan & Spec bidding is a competitive bid process among multiple contractors bidding on nearly or fully complete design documents based on a lump sum price for delivery of the project. The Company believes price is the predominant selection criteria in this process.
•     Design/Build or Design/Assist. Design/Build or Design/Assist is a process in which a specialty contractor is selected among competing contractors using best value methodology. In best value, the Company believes the selection is made primarily upon qualifications and project approach, and secondarily upon select cost factors. Cost factors are usually limited to a fixed fee, expense estimate and an estimate of the cost of work. With Design/Assist, the specialty contractor is typically contracted early in the design process to provide design and preconstruction input as needed to assist the customer in maintaining the established budget and completing design and drawings. This delivery option includes lump-sum or guaranteed maximum price on a fixed fee basis.
For additional financial information about the Company’s operating segments, see Note 12 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements.

Strategy
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. As part of its strategy, the Company utilizes a three pillar approach to scale its business; 1) to improve profitability and generate quality growth in its operations by shifting to the ODR segment; 2) to expand margins through evolved offerings, and 3) to scale the business through acquisitions. To accomplish these objectives, the Company currently is executing the following initiatives:
ODR Growth. In focusing on improved profitability and generating quality growth in its operations, the Company has dedicated and continues to dedicate its resources toward the growth of its ODR segment as the scope of offerings provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For fiscal year 2024, the Company further expanded its growth within the ODR segment where it generated 66.6% of its total consolidated revenue, achieving its 2024 ODR segment revenue target of 65%-70%. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners. The Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its offerings to better serve its customers. In addition, the Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams, leveraging its professional services capabilities to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
The Company’s ODR revenue increased by 31.9% to $345.5 million for the year ended December 31, 2024 as compared to $262.0 million for the year ended December 31, 2023. The increase in year-over-year ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business. In addition, ODR segment revenue increased in the aggregate by approximately $31.5 million due to the ACME Industrial Piping, LLC (“ACME”) and Industrial Air, LLC (“Industrial Air”) transactions. These entities were not acquired entities of the Company for the full year ending December 31, 2023. ODR gross profit increased $31.7 million, or 41.6%, due to the combination of an increase in revenue, higher margins driven by contract mix and as a result of the ACME and Industrial Air transactions. ODR gross profit percentage increased to 31.2% for the year ended December 31, 2024 from 29.0% for the year ended December 31, 2023, mainly driven by the mix of higher margin ODR segment work and net material gross profit write-ups.
Improved GCR Segment Margins. In the GCR segment, the Company’s efforts continue to focus on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration than the opportunities historically and where it can leverage its captive design and engineering services. The Company believes that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations, and therefore, the Company continues to take steps to actively reduce these risks as it looks at future project selection and as it completes current projects.
The Company’s GCR revenue decreased by 31.9% to $173.3 million for the year ended December 31, 2024 as compared to $254.4 million for the year ended December 31, 2023. The decrease in GCR revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR. GCR gross profit decreased $6.7 million, or 15.5%, primarily due to lower revenue despite higher margins. Gross profit improved to 21.1% for the year ended December 31, 2024 from 17.0% for the year ended December 31, 2023 primarily due to the Company becoming more selective when pursuing GCR projects.
Maintain a Diverse Customer, Geographic and Project Base. The Company has a distribution of revenue across end-use sectors that it believes reduces its exposure to negative developments in any given sector. Currently, the Company also has significant geographical diversification across regions that are generally located in the eastern parts of the United States, again reducing its exposure to negative developments in any single given region. The Company’s core market sectors consist of the following customer base with mission-critical systems:
•Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups;
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
•Higher education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including entertainment facilities (including casinos) and amusement rides and parks.
The Company also partners with building owners across other market sectors and believes that it is imperative that the partnerships formed between the Company and its building owners share similar core values.
Investment in Its Team Members. Employee development underpins the Company’s efforts to execute its strategy. The Company continues to actively concentrate managerial and sales resources on training and hiring experienced team members to sell and profitably perform ODR-related services. In many locations, the Company has added or upgraded its capabilities and the Company believes its investments and efforts have provided customer value and stimulated growth within the segment. The Company seeks to attract and retain quality team members by providing them an enhanced career path that offers a stable income, attractive benefits packages and excellent advancement opportunities. The Company invests in its team members through safety and wellness programs, robust internal communication, career development and training programs, recognition programs and succession planning initiatives.
Margin Expansion Through Evolved Offerings. The Company continues to focus on expanding its margins by evolving and enhancing its current offerings to building owners. This initiative reflects its commitment to driving sustainable growth, increasing operational efficiency and delivering greater value to its stakeholders. This evolution is designed to align more closely with current market demands, emerging customer preferences and operational efficiencies, which together contribute to margin expansion. The Company aims to differentiate itself from its competitors by being a one-stop-shop for building owners, capable of providing a full life-cycle of engineered solutions and craft expertise. By meeting diverse customer needs under one roof, the Company deepens customer loyalty. The Company believes that building owners value the convenience and reliability of a single point of contact, which fosters long-term partnerships and reoccurring business and may open doors to larger capital projects. In addition, by evolving its offerings, the Company is able to capture a greater share of the value chain.
Growth Through Acquisitions. The Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its offerings to better serve its customers. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company’s ODR growth strategy, expands and/or supplements the Company’s current breadth of offerings and is culturally compatible. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s most recent acquisition activity.
Acquisitions
The Kent Island Transaction. On September 3, 2024 (the “Kent Island Effective Date”), Limbach Facility Services LLC (“LFS”), a Delaware limited liability company and wholly-owned subsidiary of the Company, Kent Island, and the owner of Kent Island (the “Kent Island Seller”) entered into a Purchase Agreement (the “Kent Island Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Kent Island from the Kent Island Seller (the “Kent Island Transaction”). The Kent Island Transaction closed on the Kent Island Effective Date. As a result of the Kent Island Transaction, Kent Island became a wholly-owned indirect subsidiary of the Company. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
The Consolidated Mechanical Transaction. On December 2, 2024 (the “Consolidated Mechanical Effective Date”), LFS, Consolidated Mechanical, and the owner of Consolidated Mechanical (the “Consolidated Mechanical Seller”) entered into a Purchase Agreement (the “Consolidated Mechanical Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Consolidated Mechanical from the Consolidated Mechanical Seller (the “Consolidated Mechanical Transaction”). The Consolidated Mechanical Transaction closed on the Consolidated Mechanical Effective Date. As a result of the Consolidated Mechanical Transaction, Consolidated Mechanical became a wholly-owned indirect subsidiary of the Company. Consolidated Mechanical serves the heavy industrial, power and commercial markets. Consolidated Mechanical is a premier provider of mechanical, millwright, steel fabrication, plumbing construction, maintenance, and outage services to owners of complex process systems in the industrial sector. The acquisition extends the Company’s reach into the industrial sector, with new exposure to the power generation, food processing, manufacturing, and metal markets in Kentucky, Illinois and Michigan.

See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Kent Island and the Consolidated Mechanical transactions.
Customers
The Company’s customer base primarily consists of building owners and their third-party representatives, general contractors and construction managers. As stated previously, one of the Company’s strategic goals relate to the continued focus on the growth of its direct relationships with building owners. The Company believes that its ODR service offerings provide a distribution channel through which it can continue to deliver an expanded offering of value-added services direct to building owners that further reinforces its value proposition and differentiated capabilities. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers. This also positions the Company to deliver additional products and services in the future. The Company maintains hundreds of building owner relationships through its contracts for program management, maintenance and critical system repairs. For the years ended December 31, 2024, 2023 and 2022, no ODR customer accounted for more than 10% of the Company’s consolidated revenue.
The Company believes it has strong relationships with many national commercial general contractors and construction managers. As one of its core risk management processes, the Company is selective in choosing to work with general contractors and construction managers that have similar core values, that have a solid payment history, that have experienced and available project management labor, and that value the Company’s services and reputation. Most of the Company’s branches also maintain strong relationships with local and regional general contractors and construction managers that fit its selection criteria. For the years ended December 31, 2024 and 2023, no GCR segment customer accounted for more than 10% of the Company’s consolidated revenue. For the year ended December 31, 2022, one GCR segment customer accounted for approximately 11% of consolidated total revenue.
ODR and GCR Backlog
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. In addition to backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also Item 1A. “Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s ODR backlog was $225.3 million and $147.0 million as of December 31, 2024 and 2023, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of the Company’s service contracts and projects. Based on historical trends, the Company estimates that 86% of its ODR backlog as of December 31, 2024 will be recognized as revenue during 2025. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company’s GCR backlog was $140.0 million and $186.9 million as of December 31, 2024 and 2023, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor/construction manager of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 72% of its GCR backlog as of December 31, 2024 will be recognized as revenue during 2025. Additionally, the reduction in GCR backlog has been intentional as the Company continues to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Competition
The mechanical, plumbing, electrical, and maintenance industry is highly competitive and fragmented, with a range of participants including small regional businesses, large national companies, and specialized subcontractors. The geographic markets in which the Company competes has numerous companies that provide similar services. The Company competes on various factors, including; cost efficiency, reputation and quality of service, technical expertise and innovation, geographic reach and scale, knowledge of local markets and conditions, financial strength, surety bonding capacity, availability and experience of craft labor, and customer relationships. The Company’s competitors range from smaller local businesses offering highly specialized services to large multinational corporations with broader service offerings. While some competitors may have greater financial resources or local market presence, the Company believes its comprehensive services portfolio, commitment to safety and quality, and focus on customer satisfaction position it to compete effectively. Additionally, the mechanical service industry is also subject to evolving trends such as increased demand for energy-efficient systems, sustainability initiatives, and advancements in automation. Adapting to these trends remains critical to maintaining a competitive advantage.
Materials and Equipment
The Company’s operations rely on a wide range of materials and equipment essential for providing mechanical contracting services. The Company procures materials and equipment from a network of suppliers and manufacturers. The Company’s supply chain strategy emphasizes maintaining strong relationships with key vendors to ensure consistent quality and timely delivery. While we source the majority of materials domestically, some components are sourced internationally, subject to import regulations and tariffs. The cost and availability of materials and equipment can fluctuate based on market conditions, global supply chain disruptions, and changes in commodity pricing. The Company actively monitors these factors and employs strategies such as effectively managing its business through enhanced labor planning and project scheduling, increased pricing to the extent contractually permitted, and by leveraging its relationships with its suppliers and customers. The Company ensures that all materials and equipment meet applicable environmental and regulatory requirements. Additionally, the Company is increasingly incorporating sustainable and energy efficient materials into its projects to meet customer demands and comply with evolving industry standards. See Item 1A. “Risk Factors — An increase in the cost or the availability of materials and commodities could affect our profitability.” in this Annual Report on Form 10-K.
In February 2025, the United States government announced a number of tariffs on imports, including imports on steel and aluminum. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or other countries, could result in further increased costs, shifts in competitive positions and a decreased supply of steel, resins and aluminum as well as additional imported components and materials. The Company’s ODR segment focus often allows for these increased costs to be passed onto the customer due to the short sales cycle; however, the Company may not be able to pass certain price increases on to its customers and may not be able to secure adequate alternative sources of materials on a timely basis. While retaliatory tariffs imposed by other countries on the United States have not yet had a significant impact, the Company cannot predict further developments. At this time, it is difficult to accurately measure the impact these tariffs, or potential future tariffs, will have on the Company.
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
Team members. As of December 31, 2024, the Company had approximately 1,400 team members, including approximately 500 full-time salaried team members who support its customers directly and indirectly, such as project managers, account managers, engineers and superintendents, and approximately 900 technician and craft team members, some of whom are represented by various labor unions. The Company believes it has a good relationship with its team members and has developed several strong partnerships with local unions to have access to an experienced, talented technician and craft workforce.
Core Values and Core Purpose. From the technicians in the field to the management team, the Company focuses on caring for its people. The Company’s core purpose “is to create great opportunities for people.” The Company has implemented internal development programs, which allow it to attract, develop and retain talent and emphasize the importance of promoting from within. The Company believes its core values reflect who it is. The Company cares about its people and believes its approach provides a competitive advantage. Since 2021, the Company has reduced its salaried attrition rate by 43% through the effective implementation of its human capital strategies.
The Company’s culture is driven by its core values:
•We CARE: We care about safety and having our team members return home injury-free every day. We care about the environment, which is why we explore the life-cycle and total cost of ownership on every project. We care about our communities, which is why we support social and community-based programs and encourage our team members to make a difference by giving back.
•We Act with INTEGRITY: Our business is driven by doing the right thing for our team members and customers. We pride ourselves on delivering on our commitments.
•We Are INNOVATIVE: We are a collaborative team with diverse technical expertise that equips us to tackle our customers’ toughest challenges. Our culture supports and encourages our team members to speak up to express their ideas, track future trends, and breathe life into new concepts, all aimed at improving our company and making our customers’ lives easier. By creating an environment of continuous learning, we empower our people with the proper training and competencies to deliver innovative solutions tailored to address our customers’ evolving needs.
•We Are ACCOUNTABLE: We are a company with drive and discipline. We set goals and hold each other responsible for the outcomes. We utilize the Entrepreneurial Operating System (“EOS”) as our way of managing and leading the organization for top performance. The EOS assists our management team by clarifying, simplifying and achieving our business vision through providing a structured approach to management of operations and ensuring that everyone in the Company is aligned and working towards the same goals.
The Company believes its team members are essential to its continued success and the Company seeks to provide every team member with the foundation and environment needed to achieve the team members’ goals. This objective begins with the Company's commitment to inclusion. We CARE, one of the Company’s core values, is the foundation of its efforts to create a fair and inclusive organization. Building a culture where all of its team members feel a sense of belonging is important to the Company.
In addition, the Company screens leadership hires and measures team member performance against these core values, and regularly measures team member engagement against these values through the Company’s annual team member engagement survey. The Company’s “We Care” survey, which has been issued for more than twenty years, provides leadership with insights, including constructive ideas on how to improve the overall business for those who work for it. In 2024, the Company was recognized as one of America’s “Most Loved Workplaces,” published by Newsweek Magazine and certified by the Best Practice Institute. Additionally, for the second year in a row, the Company was recognized as one of Forbes’ “Most Successful Small Companies” (in 2024 and 2025).
Training and Team Member Development. Investment in continuous learning is essential to providing industry-leading expertise and service to the Company’s customers, continuous improvement across its organization, and meaningful career development opportunities for its people. From in-person to online courses, formalized and other specialized training, the Company’s team members benefit from opportunities to strengthen their leadership and management competencies, improve communication and interpersonal skills, and advance their technical proficiency. The Company’s team members have access to resources that include a robust learning management system that provides company-wide access for team members to a number of online learning modules and support tools. As a result of its efforts, the Company was recognized as one of the top training organizations in the world earning a Training APEX Award from Training magazine for its third consecutive year (in 2023, 2024 and 2025). Additionally, the Company was recognized in 2024 and 2025 as a winner of the Association of Talent Development’s BEST award, which honors organizations that demonstrate enterprise-wide success as a result of employee talent development. The Company’s team members see the impact of these programs, and in 2023 and 2024, its training programs averaged a participant Net Promoter Score of over 85%. The Company has invested in additional training to support those team members directly working in customer-facing roles across the Company, such as account management training, as it aims to grow its ODR business.
Culture of Belonging. The Company is committed to creating and supporting a fair and inclusive environment for its team members, We Care culture and industry as a whole. The Company actively seeks to foster an environment where every team member’s voice is heard and every team member can reach their full potential. The Company practices its commitment through its core values, selection, development and training, which extends to its senior leadership and Board of Directors. The Company understands that inclusivity is truly a competitive advantage that helps drive growth and innovation.

Embrace Forum. The Company formed the Embrace Forum to continue to evolve its commitment to a culture of belonging. This forum is composed of team members and leaders across the company who have made it their mission to maximize the potential of the Company’s team members by creating great opportunities through a fair and inclusive environment. The Embrace Forum focuses on creating a culture of belonging, community and supporting employee resource groups (“ERGs”).
The Company offers all of its team members the opportunity to join ERGs. These groups foster professional development, social connectivity, and celebrate inclusivity throughout the Company. Each year, new ERGs are evaluated for consideration. Currently, there are four active ERGs at the Company:
•Women in Construction and Service (“WICS”). The Company is committed to promoting and supporting women within its organization throughout their career, including to take on leadership roles, and helping encourage other women to join its industry as a whole. To support this initiative, the Company created the WICS ERG with a vision to create a culturally agile community that respects and empowers women within the Company and industry.
•Unidos. Unidos is an ERG that was created to empower and amplify the Hispanic culture within the Company. The mission of this ERG is to create a supportive environment for Hispanic team members and their allies and provide a more inclusive environment where everyone feels safe, respected and valued.
•Hearts & Hands. Hearts & Hands is an ERG with the core purpose of providing opportunities and encouraging team members to make a difference by giving back to communities in which the Company has an operating footprint.
•Veterans. The Veterans ERG aims to offer resources, foster camaraderie, and promote understanding among Company team members who have served in the military and those who are committed to supporting them.
In addition, to help recruit the next generation of diverse industry leaders, the Company is actively involved with the ACE Mentor Program of America, Inc. (“ACE”). ACE helps mentor high school students and inspires them to pursue careers in design and construction. It is the construction industry’s fastest-growing high school mentoring program, reaching over 8,000 students annually.
Benefits & Wellness. The Company focuses on the most crucial component for its success; its team members. The Company appreciates the fact that it owes its 120+ year existence to team members who work hard to help the Company prosper.
As such, the Company has committed itself to the health, safety and well-being of its team members and their families. One of the ways the Company shows its commitment is through offering competitive team member compensation and benefits packages, specifically designed to meet the unique needs of each individual in its organization, which include:
•Health and Welfare Plans. All full-time team members who do not participate in union plans are offered a range of choices among medical, dental and vision plans, life, accident, dependent and disability insurance, and pre-tax health spending accounts that include employer contributions.
•Retirement Savings. The Company helps provide its team members with financial security by offering a 401(k) Savings Plan, which includes company matching contributions, and an Employee Stock Purchase Plan.
•Employee Assistance Programs. Through the Employee Assistance Program, the Company offers its team members, and their dependents or household members, access to services and counseling on a variety of personal, professional, legal, and financial matters, at no cost.
•Work/Life Programs. Consists of various activities intended to inspire the Company’s team members towards healthy living through personal accountability.
Safety Culture. Safety is integral to the Company’s unique culture and core values. The Company cares about its team members and their families, and it holds each other accountable for working safely. The Company’s safety culture is based on its “Hearts and Minds Commitment to Safety” program, established in 2013 by its senior staff and field professionals via its Hearts and Minds Forum. The Company’s Hearts and Minds Forum asks its team members to take direct responsibility for eliminating and preventing all incidents and injuries at home and in the workplace, which is done by:
•Hiring the Right People. Hiring qualified team members who share its core values.
•Knowing the Details. Thorough planning and having acute awareness of present surroundings, which aids in executing work safely.
•Engaging at All Levels. Setting a great example of completing all tasks safely, at work and at home, by everyone from the management team to craft professionals.

•Mentoring and Coaching. Acting as a mentor and coach to show team members how to practice good safety behavior.
In 2020, this program helped earn the Company’s Ohio business unit the highest honor for which Occupational Safety and Health Administration (“OSHA”) can name a company; OSHA-Voluntary Protection Programs Star Site. This was the first time a union mechanical contractor has earned such an honor in the United States. The Company strives to achieve this honor at its other business units.
Seasonality
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent in the southern climates as well, severe winters can slow the Company’s productivity on construction projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for the Company’s maintenance services, whereas severe weather may increase the demand for its maintenance and time-and-materials services.
Government and Environmental Regulations
The Company is subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. The Company is also subject to compliance with numerous other laws and regulations of federal, state, local agencies, and authorities, including those relating to workplace safety, wage and hour, and other labor issues (including the requirements of the Occupational Safety and Health Act and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of its business. In addition, a relatively limited number of the Company’s construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. A large portion of the Company’s business uses labor that is provided under collective bargaining agreements. As such, the Company is subject to federal laws and regulations related to unionized labor and collective bargaining (including the National Labor Relations Act).
The Company continually monitors its compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected the Company’s operations in the past, and the Company is not aware of any proposed requirements that it anticipates will have a material impact on its operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect the Company’s operations in the future. In addition, while the Company typically passes any costs of compliance on to its customers under the applicable project agreement, either directly or as part of its estimate, depending on the type of contract, there can be no assurance that the Company will not incur compliance expenses in the future that materially adversely affect its results of operations. Furthermore, certain environmental laws impose substantial penalties for non-compliance and other laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and comparable state laws, which impose strict, retroactive, joint and several liability upon persons that contribute to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site.
Climate Change and Sustainability
The Company recognizes its environmental and societal responsibilities and is committed to sustainability and to improving its environmental footprint as well as operating its business in a manner that seeks to protect the health and safety of the Company’s team members and customers, as well as the public. The Company’s focus on environmental stewardship and improving productivity drives not only its efforts to become more energy efficient but also improvements in the Company’s customers’ impact on the climate. Replacing an aging building’s existing systems with modern, energy-efficient systems significantly reduces a building’s energy consumption and carbon footprint while improving cost, air quality and overall system effectiveness.
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
Available Information
The Company’s internet address is https://www.limbachinc.com. The Company makes available, free of charge, on its website the copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K,

and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”).
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
The mechanical, plumbing, electrical, and maintenance industry is highly competitive and fragmented, with a range of participants including small regional businesses, large national companies, and specialized subcontractors. The geographic markets in which we compete in have numerous companies that provide similar services. We compete on the basis of our technical expertise and experience, financial and operational resources, industry reputation and dependability. While we believe our customers consider a number of these factors in awarding available contracts, price is often the principal factor in determining which contractor is selected, especially on smaller, less complex projects. As such, smaller competitors are sometimes able to win bids for such projects based on price alone due to their lower cost and financial return requirements. We expect competition to remain intense for the foreseeable future, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. We also expect competition from the in-house service organizations of our customers who have employees who perform service and maintenance work similar to the services we provide as part of our ODR offering. Vertical consolidation is also expected to intensify competition in the industry. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. In addition, new and emerging technologies and services are expected to significantly impact the industry in coming years. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. In addition, our profitability would be impaired if we have to reduce our prices to remain competitive.
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
Failure to achieve and maintain a high level of building systems solutions in our ODR segment could damage our reputation with customers and negatively impact our results.
As our ODR business continues to expand, our ability to provide building systems solutions at a very high level is very important to the continued success of our business. Additionally, quality issues could harm customer confidence in our company and our brands. If our building systems solutions offerings do not meet applicable safety standards or our customers’ expectations regarding quality, safety or performance, we could experience lost sales and increased costs and we could be exposed to legal, financial and reputational risks. In addition, when our building systems solutions fail to perform as expected, we could be exposed to warranty, product liability, personal injury and other claims.

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
Since we bear the risk of cost overruns in most of our contracts, we may experience reduced profits or, in some cases, losses, if costs increase above estimates.
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
•unexpected labor conditions, shortages, strikes or work stoppages in general causing delays in completion, or acceleration of the contracted work to maintain milestone completion dates, which could cause losses due to not meeting estimated production targets;
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
Our failure to obtain new agreements and renew existing agreements could have a material adverse effect on our business, financial condition and results of operations.
Our business depends on our ability to win new agreements and renew existing agreements with customers. Agreement proposals and negotiations can be complex and frequently involve a lengthy sales and selection process, which is affected by a number of factors. These factors include market conditions, the timing of renewals, the pricing of these arrangements and other matters that are outside of our control. If negative market conditions arise, or we encounter other difficulties in obtaining new or repeat work, we may not be able to pursue certain projects or work, which could have a material adverse effect on our business, financial condition and results of operations.
Timing of the award and performance of new contracts could have an adverse effect on our operating results and cash flow.
The timing of project awards is unpredictable and outside of our control. Project awards often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors, including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions, and overall market and economic conditions. We may not win contracts that we have bid upon for any number of reasons, including price, a customer’s perception of our ability to perform, a competitor’s relationships and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or accept terms and conditions in a contract that we might not deem acceptable. Despite a significant portion of our project revenue being generated from smaller, more risk averse contracts, our results of operations may fluctuate quarterly and annually depending on whether, and when, large project awards occur, as well as the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.
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
The operating results of an individual location may differ from those of another location for a variety of reasons, including market size, local customer base, regional construction practices, competitive landscape, regulatory requirements, state and local laws and local economic conditions. As a result, certain of our locations may experience higher or lower levels of profitability and growth than our other locations.
Acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations.
We have been pursued and may pursue in the future selective acquisitions to expand, complement, or diversify our business as growing by acquisition is part of our stated growth strategy. We cannot provide assurances that we will be able to identify suitable acquisition targets or that we will be able to consummate acquisitions on terms and conditions acceptable to us, or that the acquired businesses will be profitable. Acquisitions may expose us to additional business risks different than those we have traditionally experienced. We also may encounter difficulties or failure to integrate acquired businesses and successfully managing the growth we expect to experience from these acquisitions.

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
•inability to successfully convert acquisitions to our operational business strategy;
•difficulties in the retention of management and other key employees, the assimilation of different cultures and practices, broad and geographically dispersed personnel and operations, and the retention of customers or key employees of an acquired business could negatively impact our business and the acquired business;
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
Due to the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the customers in amounts sufficient to cover expenditures on projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making their payments on a project to which we have devoted resources, it could have a material negative effect on our financial position, results of operations and cash flows.

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
We are a party to collective bargaining agreements covering a majority of our craft workforce. Although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results of operations in the recent past, any such labor actions, or our inability to renew the collective bargaining agreements, could materially and adversely impact our financial position, results of operations and cash flows if they occur in the future.
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
Our business is labor intensive, and many of our operations experience a high rate of employee turnover. It is often difficult to find qualified personnel in certain geographic areas where we operate. Additionally, our business is managed by a small number of key executive and operational officers. Generally, the industry is facing a shortage of trained, skilled, and qualified management, operational, and field personnel. We may be unable to hire and retain the skilled labor force necessary to operate efficiently and to support our growth strategy or to execute our work in backlog. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners, subcontractors and suppliers, may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. Our labor expenses may increase as a result of a shortage in the supply of skilled and other personnel. Labor shortages, increased labor costs or the loss of key personnel could reduce our profitability and negatively impact our business. Further, our relationship with some customers could suffer if we are unable to retain the employees with whom those customers primarily work and have established relationships.
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
Recent labor shortages may also lead to higher wages for employees and higher costs to purchase the services of third-party subcontractors. Increases in labor costs, such as increases in minimum wage requirements, wage inflation and/or increased overtime, reduce our profitability and that of our customers. Increases in such labor costs for a prolonged period of time could have a material adverse effect on the company’s financial condition and results of operations
An increase in the cost or the availability of materials and commodities could affect our profitability.
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
Certain of our projects require construction surety bonds (bid, payment, and performance bonds). Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by surety companies stemming from macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. We cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to bid for certain contracts or successfully contract with some customers. Additionally, even if we continue to be able to access bonding capacity to sufficiently bond future work, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes. Our surety providers are under no commitment to guarantee our access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of our surety providers. If our surety companies were to limit or eliminate our access to bonds, the alternatives would include seeking bonding capacity from other surety companies, increasing business with customers that do not require bonds and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. As such, if we were to experience an interruption or reduction in the availability of bonding capacity, it is likely we would be unable to compete for or work on certain projects.
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
Recent and potential changes in U.S. trade policies, including changes to existing trade agreements and any resulting changes in international trade relations, and retaliatory responses from other countries may significantly increase the costs or limit supplies of raw materials and products used in our operations.
The U.S. federal government has in recent years imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations and the current presidential administration has already proposed or suggested that it will propose additional tariffs going-forward. Foreign governments and trading blocs have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and may, from time to time, consider other measures, including additional retaliatory responses in the form of additional tariffs. The current presidential administration may continue to alter the U.S.’s approach to international trade, which may impact existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The current presidential administration has indicated that they are likely to impose further significant tariffs on imported materials and goods that may be used in connection with our operations. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States.
These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. It is unclear what future actions the U.S. government or foreign governments will or will not take with respect to tariffs or other international trade agreements and policies. Current trade negotiations may fail, which may exacerbate these risks.
In addition to potential increases on tariffs, wars or conflicts could affect our ability to obtain raw materials and products. Ongoing and future conflicts and other geopolitical events may result in sanctions or other export controls imposed by the U.S. or United Nations.
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
The global business environment remains marked by significant political and economic uncertainties, including the ongoing effects of pandemics, international conflicts such as the wars in Ukraine and between Israel and Hamas, persistent inflation, volatile energy prices, fluctuating consumer confidence, and geopolitical tensions. These factors create challenges for our customers, vendors, and us in accurately forecasting and planning business activities.
Economic instability may result in reduced or delayed customer spending on our services, extended business development cycles, increased demands for favorable pricing or contractual terms, and challenges in collecting accounts receivable. Additionally, volatility in global markets may restrict our ability to access capital when needed, potentially limiting our capacity to respond to changing business conditions or seize new opportunities.
If these or other uncertainties persist or worsen, they may materially and adversely impact our operations, revenue, and profitability.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Second A&R Wintrust Credit Agreement (as defined below) are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though any amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, previously, we have entered into an interest rate swap on our Second A&R Wintrust Revolving Loan that involves the exchange of variable for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves. As of December 31, 2024, we had $35.8 million of available borrowing capacity under the Second A&R Wintrust Revolving Loan (as defined below).
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
•increase our vulnerability to general economic and industry conditions; and
•require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our borrowings, thereby reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities.
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
We contribute to approximately 50 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 45% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $10.3 million for the year ended December 31, 2024 and $11.6 million and $12.6 million for the years ended December 31, 2023 and 2022, respectively. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2024 or 2023.
Increases in healthcare costs could adversely affect our financial results.
The costs of providing employee healthcare benefits have steadily increased over a number of years due to, among other things, rising healthcare costs and legislative requirements. Because of the complex nature of healthcare laws, as well as periodic healthcare reform legislations adopted by Congress, state legislatures, and municipalities, we cannot predict with certainty the future effect of these laws on our healthcare costs. Continued increases in healthcare costs or additional costs created by future health care reform laws adopted by Congress, state legislatures, or municipalities could adversely affect our results of operations and financial position.
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
A pandemic, epidemic or outbreak of an infectious disease, such as the coronavirus (“COVID-19”), in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
If a pandemic, epidemic, or outbreak of an infectious disease, or other public health crisis were to affect our markets or facilities or those of our suppliers, or customers, our business could be adversely affected. Consequences of a pandemic, epidemic or other infectious disease may include disruptions in or restrictions on our ability to travel. If such an infectious disease broke out at one or more of our offices, facilities or work sites, our operations may be adversely and materially affected, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and we may incur increased labor and materials costs. If the customers with which we contract are affected by an outbreak of infectious disease, ODR and GCR work may be delayed or cancelled, and we may incur increased labor and materials costs. If our subcontractors with whom we work were affected by an outbreak of infectious disease, our labor supply may be affected and we may incur increased labor costs. In addition, we may experience difficulties with certain suppliers or with vendors in their supply chains, and our business could be affected if we become unable to procure essential equipment, supplies or services in adequate quantities and at acceptable prices. Further, pandemics, epidemics, infectious outbreaks or other public health crisis’ have and could in the future cause disruption to the U.S. economy, or the local economies of the markets in which we operate, and may cause shortages of building materials, increased costs associated with obtaining building materials, affect job growth and consumer confidence, or cause economic changes, including the possibility of an economic recession or inflation, that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic, outbreak of an infectious disease or other public health crisis with respect to our markets or our facilities is difficult to predict and could adversely impact our business.
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
We may be affected by market or regulatory responses to climate change, including potential policy shifts under the current presidential administration.
Public and regulatory focus on climate change continues to evolve, influencing the actions of local, state, national, and international bodies. While previous presidential administrations prioritized climate change initiatives such as rejoining the Paris Agreement, setting GHG emission reduction targets, and finalizing the SEC rules that would require significant climate-related disclosures by public companies, including evaluation and disclosure of material climate-related risks and opportunities, GHG emissions inventory, climate-related targets and goals, and financial impacts of physical and transition risks (the “SEC Climate Rules”), whose implementation, after significant legal challenges, was voluntarily paused by the SEC in April 2024 pending judicial review, the current presidential administration may reverse or significantly alter these regulatory trends. Historically, the current presidential administration pursued policies aimed at reducing regulatory burdens on businesses, including the rollback of environmental regulations, withdrawal from the Paris Agreement, and easing restrictions on fossil fuel production.
If the current presidential administration adopts similar policies, it may lead to reduced enforcement or elimination of federal climate-related regulations, potentially lowering compliance costs for us and our customers, particularly those in fossil fuel or emissions-intensive industries. However, any such deregulatory actions could create uncertainty for businesses already working to meet stricter climate-related rules and commitments, including those required by state, municipal, or international regulations, such as California's mandatory GHG disclosure laws adopted in September 2023.
Additionally, ongoing market and investor pressure for greater sustainability and climate-related disclosures may persist regardless of federal regulatory changes.

If federal deregulatory actions conflict with state or local climate initiatives, such as California's GHG disclosure requirements, it could create a fragmented regulatory environment, increasing operational complexity and compliance costs for us and our customers. Further, uncertainty surrounding federal climate policy may delay or alter customer decision-making on energy transition projects, reducing demand for our services in certain areas.
We cannot predict with certainty the extent to which federal, state, or international climate-related regulations, or their potential rollbacks, will impact our business, financial condition, or operations. However, changes in climate policy or market dynamics under the current presidential administration could materially affect our operations, costs, and profitability.
Increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance (“ESG”) practices may impose additional costs on us or expose us to reputational or other risks.
Investors and customers are placing growing emphasis on the ESG practices of companies across industries, including the environmental impact of operations, human capital management and corporate governance. Many investors rely on third-party benchmarks, ratings, or scores to measure a company’s ESG practices, which can influence investment decisions or lead to engaging with companies to require changes to their practices. Similarly, some customers may evaluate our ESG performance or require us to adopt specific ESG policies as a condition of awarding contracts.
While ESG expectations are evolving, they remain varied and subject to differing standards among investors, customers, and regulators. Under the previous presidential administration, there was a significant push to advance ESG-related regulations, including the SEC Climate Rules, which would have required extensive reporting on climate risks and GHG emissions. However, these rules have been delayed by legal challenges, and the current presidential administration has signaled an intent to reduce regulatory burdens on businesses, which could include altering or eliminating ESG-related requirements. These potential changes could create further uncertainty around the ESG expectations of investors and customers.
Furthermore, organizations that provide ESG ratings or scores may assign us unfavorable ratings, whether due to our own practices, industry trends or insufficient disclosures. Such ratings could negatively influence investor sentiment, divert investment capital to other companies or industries and adversely impact our stock price and cost of capital.
Additionally, even in a deregulatory environment, market and stakeholder pressures around ESG are likely to persist. Responding to these expectations may require increased costs for compliance, reporting, and operational adjustments, or expose us to the risk of stockholder activism, all of which could materially affect our business, operations, and financial condition.
We are susceptible to adverse weather conditions and the increasing frequency and severity of extreme weather events, which may harm our business and financial results.
Our business may be adversely affected by severe weather conditions, including hurricanes, tornadoes, floods, wildfires, extreme heat, and other extreme weather events, particularly in areas where we have significant operations. The increasing frequency and intensity of such events, driven by climate change, exacerbate the risks to our operations. Repercussions of severe weather conditions may include:
•curtailment or suspension of services and operations;
•inability to meet performance schedules in accordance with contracts, potentially leading to liability for liquidated damages or reputational harm;
•injuries or fatalities;
•weather related damage to facilities, equipment, and infrastructure;
•disruption of information systems or communication networks;
•increased insurance premiums, deductibles, or potential lack of adequate insurance coverage for weather-related losses;
•inability to receive machinery, equipment and materials at jobsites; and
•loss of productivity.
Information technology system failures, network disruptions or cybersecurity breaches could adversely affect our business.
We use sophisticated information technology systems, networks, and infrastructure in conducting some of our day-to-day operations and providing services to certain customers, including technology used for building designs, project modeling and scheduling. Information technology system failures, including suppliers’ or vendors’ system failures, could disrupt our operations by causing transaction errors, processing inefficiencies, the loss of customers, other business disruptions, or the loss of employee personal information. In addition, these systems, networks, and infrastructure may in the future be vulnerable to deliberate cyber-attacks that interfere with their functionality or the confidentiality of our data or information or our customers’ data or information. Increasingly advanced cyber-attacks against rapidly evolving computer technologies pose a risk to the security of our systems, networks, information and data. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by introducing new vulnerabilities. Likewise, cyber incidents, including malicious cyber-attacks perpetrated on our employees and cyber incidents caused by third parties surreptitiously accessing our systems by other means, are an on-going risk to the security of the systems, networks, information and data of ours, our customers, subcontractors and suppliers. While we have security, internal control and technology measures in place to protect our systems and networks, confidential business information, personal data of ours, our customers, employees, suppliers and subcontractors, our information technology systems and those of our third-party service providers have been and may in the future be subject to system breaches. System breaches can lead to disclosure, modification and destruction of proprietary business data, personally identifiable information, other sensitive information, production downtime or loss of business, and damage to our reputation, competitiveness and operations. Increased interconnectivity with third-party systems and reliance on cloud-based services further expose us to security risks from vulnerabilities in third-party platforms. In addition, flexible working arrangements at our corporate offices increased as a result of the COVID-19 pandemic, and these arrangements have resulted in a higher extent of remote working. This and other possible changing work practices may adversely impact our ability to maintain the security, proper function and availability of our information technology and systems since remote working by our employees could strain our technology resources and introduce operational risk, including heightened cybersecurity risk. Remote and hybrid working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. Of special note is our risk when implementing new capabilities. The implementation of new systems and information technology could adversely impact our operations by requiring substantial capital expenditures, diverting management’s attention, or causing delays or difficulties in transitioning to new systems. As we implement new systems, many times both new and old systems run in parallel until all processes have successfully transferred to the new system and thorough testing has been performed. These events could impact our customers, suppliers, subcontractors, employees, our financial reporting and our reputation and lead to financial losses from remediation actions, loss of business or potential liability, or an increase in expense, all of which may have a material adverse effect on our business. Our systems implementations may also not result in productivity improvements at the levels anticipated. In addition, current and future laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including, but not limited to SEC rules finalized in 2023 requiring enhanced cybersecurity risk disclosures, may pose complex compliance challenges and result in additional costs. A failure to comply with such laws and regulations could result in penalties or fines, legal liabilities or reputational harm. Continuing and evolving threat of cyber-attacks and increased regulatory focus on cybersecurity risk management and incident reporting, along with potential new federal, state, or international requirements, may require significant additional resources and investment, potentially adversely affecting our results of operations and cash flows.
Artificial intelligence is an emerging area of technology that has the potential to impact various aspects of our business operations.
The development, adoption, and use for generative artificial intelligence (“AI”) technologies are still in their early stages and ineffective or inadequate AI development or deployment practices by the Company or third-party vendors could result in unintended consequences. We contract third-party vendors that use AI in products and/or services they provide and we may not have full control or visibility over the quality, performance, security or compliance of the products and services that incorporate AI-related technology. AI algorithms that our third-party vendors use may be flawed or may be based on datasets that are biased or insufficient. These limitations or failures could result in reputational damage and legal liabilities. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. In addition, the evolving nature of AI may cause new laws and regulations to be enacted which may require significant resources to modify and maintain business practices to comply with the new laws and regulations, the nature of which cannot be determined at this time. Further, inaccurate results generated as a result of our employees’, contractors’ or vendors’ use of generative AI technologies could lead to operational interruptions or reputational harm.
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

These disruptions could increase our operational expenses as well as impact the management of our business operations, which could have a material adverse effect on our financial position, results of operations, cash flows and liquidity.
We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
As of December 31, 2024, our business units operate in 22 states, which exposes us to a variety of state and local laws and regulations, particularly those pertaining to contractor licensing requirements. These laws and regulations govern many aspects of our business, and there are often different standards and requirements in different locations. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal laws and regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, distracting management’s time and attention from other items, and harming our reputation.
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
In certain markets, we rely heavily on our immigrant labor force. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that our management has identified, or will identify in the future, all undocumented immigrants who work for us. Additionally, immigration laws and labor regulations are complex, subject to change, and vary across jurisdictions, which could create challenges for maintaining compliance.
The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, increased enforcement of immigration laws, changes to employment verification requirements, or new legislation or regulations could further heighten these risks and lead to additional compliance costs, operational disruptions, or reputational harm.
Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.
We conduct business across the United States and file income taxes in the federal and various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations in which the ultimate tax determination is uncertain. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities, and liabilities for uncertain tax positions.

Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our operating results and financial condition. Further, the results of tax examinations and audits could have a negative impact on our financial results and cash flows where the results differ from the liabilities recorded in our financial statements.
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
•political and economic conditions;
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of March 6, 2025, we had an aggregate of 11,353,379 shares of our outstanding common stock, of which 1,074,684 shares were held by our current directors and officers. There were no holders of greater than 10% of our common stock as of March 6, 2025. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
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
We are generally not restricted from issuing additional shares of our common stock, up to the 100,000,000 shares of voting common stock authorized by our second amended and restated certificate of incorporation, which could be increased by a vote of the holders of a majority of our shares of common stock. In addition, we may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirement and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2024, we do not have any preferred stock outstanding that has any preferential dividends.
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
•Issuance of undesignated preferred stock. Following the repurchase of all of our previously issued shares of Class A Preferred Stock, our Board of Directors has the authority, without further action by the stockholders, to issue up to 600,000 shares of undesignated preferred stock with rights and preferences, including voting rights, designated time to time by our Board of Directors. The existence of authorized but unissued shares of preferred stock enables our Board of Directors to render more difficult or to discourage an attempt to obtain control of us by merger, tender offer, proxy contest or other means.
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
We have been and will continue to be named as a defendant in legal proceedings claiming damages in connection with the operation of our business. These actions and proceedings may involve claims for, among other things, compensation for alleged personal injury, workers’ compensation, employment law violations and/or discrimination, breach of contract, or property damage. In addition, we may be subject to lawsuits involving allegations of violations of the Fair Labor Standards Act and state wage and hour laws. We may also face allegations of violations of applicable securities laws, including the possibility of class action lawsuits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such actions or proceedings. We also are, and will likely continue to be from time to time, a plaintiff in legal proceedings against customers, or will pursue claims against our customers prior to litigation in which we seek to recover payment of contractual amounts we are owed, as well as claims for increased costs we incur. When appropriate, we will establish provisions against possible exposures, and adjust these provisions from time to time according to ongoing exposure. If the assumptions and estimates related to these exposures prove to be inadequate or inaccurate, we could experience a reduction in our profitability and liquidity and a weakening of our financial condition. In addition, claims, lawsuits and proceedings may harm our reputation or divert management resources away from operating the business. See Note 13 — Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Force majeure events, including natural disasters and terrorist actions, could negatively impact our business, which may affect our financial position, results of operations or cash flows.
Force majeure, or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, terrorist actions, and state and federal government shutdowns, could negatively impact us. We attempt to negotiate contract language seeking to mitigate force majeure events in both public and private customer contracts. When successful, we remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which may have a negative impact on our financial position, results of operations and cash flows.
Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure our employees, contractors, customers or the public and result in liability to us.
Intentional acts of theft, vandalism and destruction could damage or destroy our facilities, as well as the materials and equipment our labor forces are installing, thereby reducing our operational production capacity and requiring us to repair or replace facilities or installed work at substantial cost. Additionally, our employees, contractors and the public could suffer substantial physical injury from acts of terrorism for which we could be liable. Governmental authorities may also impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our financial position, results of operations and cash flows.
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
Changes in accounting rules and regulations could adversely affect our financial results.
Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity.
Actions of activist investors could disrupt our business.
Public companies have been the target of activist investors. In the event that a third party, such as an activist investor, proposes to change our governance policies, board of directors, or other aspects of our operations or strategy, our review and consideration of such proposals may create a significant distraction for our management and employees. This could negatively impact our ability to execute various strategic initiatives and may require management to expend significant time and resources responding to such proposals. Such proposals may also create uncertainties with respect to our financial position and operations and may adversely affect our ability to attract and retain key employees.
Item 1B.    Unresolved Staff Comments

Not applicable.
Item 1C.    Cybersecurity
The Company’s Board of Directors recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, internal information technology risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to team members, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. The Company has implemented a cybersecurity risk management program that aligns with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to manage such material risks and to safeguard the Company’s information systems, protect the confidentiality, integrity, and availability of the Company’s and its customers’ data, and maintain the trust and confidence of our customers, business partners and team members.
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
•Conducts routine cyber education and awareness training sessions to empower team members with the necessary knowledge and cultivate a strong security culture across the organization.
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
Additionally, the Company is aware of the risks associated with third-party service providers, it implements stringent processes to oversee and manage these risks. The Company conducts security assessments of third-party technology providers before engagement and maintains ongoing monitoring to ensure compliance with Company cybersecurity standards. The monitoring includes assessments (e.g., reviewing vendor cybersecurity related attestation and disclosures (SOC 2 Type 2, etc.)) by the Company’s Senior Vice President and Chief Information Officer (“CIO”) and on an ongoing basis by its security engineers.
Governance
The Company’s CIO is the member of the Company’s management team primarily responsible for assessing, monitoring and managing the Company cybersecurity program. The Company’s CIO has over 20 years of experience in the field of technology and security including experience as an enterprise CIO, as well as consulting experience advising organizations on their technology and risk profiles. The Company believes its CIO’s in-depth knowledge and experience are instrumental in developing and designing, implementing and executing the Company’s cybersecurity strategies.
The Company’s CIO oversees the day-to-day implementation of the Company’s cybersecurity risk management programs, tests its compliance with standards, remediates known risks, and leads its employee cybersecurity training program. The CIO is tasked with keeping informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, in an attempt to assist in effectively preventing, detecting, mitigating, and remediating cybersecurity incidents. The CIO implements and oversees processes for the regular monitoring of the Company’s information systems, including the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CIO is responsible for implementing the Company’s incident response plan to mitigate the cybersecurity incident’s immediate impact, implement long-term strategies for remediation, and prevent future incidents.
The CIO regularly informs the Company’s Executive Vice President and Chief Financial Officer (“CFO”) and President and Chief Executive Officer (“CEO”) of material aspects related to cybersecurity risks and incidents regarding the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company.
The Company’s Board of Directors believes it understands the significance of risks associated with cybersecurity threats to its operational integrity and stakeholder confidence and believes it has established mechanisms to effectively manage such risks based on the current understanding of the threat environment. As part of the Company’s entire Board of Directors operational risk management responsibilities, it has oversight of risks from cybersecurity threats. Notwithstanding that fact, the full Board of Directors has been designated as primary responsible for oversight of the Company’s cybersecurity risk management. As discussed below, management reports to the entire Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually and management also reports to the Audit Committee with respect to cybersecurity risks regarding financial statements or financial statements reporting implications. The Audit Committee routinely interacts and reports to the entire Board of Directors on these matters.
The Board of Directors is composed of members with diverse expertise, including risk management, technology, and finance domain expertise, equipping them to oversee cybersecurity risks effectively. Further, certain members of the Board of Directors are National Association of Corporate Directors (“NACD”) CERT Certified in cybersecurity oversight.
The Board of Directors and the Audit Committee receive briefings from the Company’s CFO and CEO on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.
In addition to their regularly scheduled meetings, members of the Board of Directors, the CIO, CFO and CEO regularly engage in ad hoc conversations regarding emerging or potential cybersecurity risk and developments in the cybersecurity domain. The Board of Directors actively participates in strategic decisions making related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board of Directors conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review is helpful for identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
As of the date hereof, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to have been identified or are anticipated to have a material adverse effect on the Company’s business strategy, results of operations, and financial condition. Despite its efforts to maintain processes which mitigate cybersecurity risks, there is no guarantee that such risks may not have a material effect on the Company’s business strategy, results of operations, and financial condition in the future. For additional information on cybersecurity risks the Company may face, see Part I, Item 1A. Risk Factors – “Information technology system failures, network disruptions or cybersecurity breaches could adversely affect our business.”
Item 2.    Properties
As of December 31, 2024, the Company leases several properties, consisting of offices, warehouses, fabrication and supply shops within 10 states across the eastern United States. Generally, these leases range from five to ten years and are on terms the Company believes to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom the Company has no other business relationship. In certain instances, the Company leases property from current or former team members. The Company’s leased premises range in size from approximately 1,000 square feet to 150,000 square feet. To maximize available capital, the Company generally intends to keep leasing its properties, however, the Company may also consider purchasing a property where it believes ownership would be more economical. The Company utilizes substantially all of its leased property and believes there will be no difficulty either in negotiating the renewal of such leases as they expire or finding alternative space, if necessary.
See Note 14 — Leases in the accompanying notes to the Company’s consolidated financial statements for additional information regarding the Company’s leases.
Item 3.    Legal Proceedings
See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers

Name	Age	Title
Michael M. McCann	43	President, Chief Executive Officer and Director
Jayme L. Brooks	54	Executive Vice President and Chief Financial Officer
Jay A. Sharp	59	Regional President, Northeast and Midwest
Nicholas S. Angerosa	48	Regional President, Southeast
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
Jayme L. Brooks has served as the Executive Vice President and Chief Financial Officer of the Company since October 2019. Mrs. Brooks served as Executive Vice President and Chief Financial Officer of Capstone Turbine Corporation, a publicly traded manufacturer of microturbine energy systems, from April 2019 until September 2019, and as its Chief Financial Officer and Chief Accounting Officer from April 2015 to April 2019. Previously, Mrs. Books also served as Vice President of Financial Planning and Analysis, Interim Chief Accounting Officer and Director of Financial Reporting of Capstone Turbine Corporation. Previously, she served as Vice President and Controller of Computer Patent Annuities North America LLC, a company providing solutions for intellectual property management, including renewal services, software tools and portfolio management. Mrs. Brooks holds a Bachelor of Arts degree in Business Economics from the University of California at Santa Barbara and a Master of Business Administration degree from the Fuqua School of Business at Duke University. Mrs. Brooks is a Certified Public Accountant (active) licensed in California.
Jay A. Sharp has served as the Regional President of Northeast and Midwest regions of the Company since January 2025. Previously, Mr. Sharp has served as the President of the following entities: Limbach Company LLC, Limbach Company LP, Jake Marshall LLC and Limbach Facility & Project Solutions LLC since January 2023. Prior to his appointment as President to certain of the Company’s entities, Mr. Sharp served as the Company’s Executive Vice President, Regional Manager since March 2020, in which he had oversight for the Midwest region of the Company. Mr. Sharp also ran the Company’s Ohio business unit from August 2005 to March 2020 and served in various capacities at Limbach from 1990 to 2006. Mr. Sharp received his bachelor’s degree in 1988 from Messiah College through a partnership with Temple University in Philadelphia PA, and completed Columbia University’s Senior Executive Management program in 2013. Mr. Sharp has played an active role in the construction industry serving on the board of MCACO Board of Directors and has been a Labor Management Trustee for Local 24 from 2011 through 2021.
Nicholas S. Angerosa has served as the Regional President of Southeast region of the Company since January 2025. Previously, Mr. Angerosa has served as President of Harper Limbach since July 2020, which includes the following entities: Harper Limbach LLC and Harper Limbach Construction LLC. Prior to his appointment as President of Harper Limbach, Mr. Angerosa served as the Company’s Senior Vice President and Branch Manager from May 2018 to July 2020, in which he oversaw the Tampa business unit. Before joining Harper Limbach, Mr. Angerosa worked as a Project Manager and Division Manager with The Poole & Kent Company of Florida, a specialty mechanical and general contractor, from October 1996 to May 2012.
Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on The Nasdaq Capital Market under the symbol “LMB”.
Holders
At March 6, 2025, there were 30 holders of record of the Company’s common stock.
Dividends
To date, the Company has not paid dividends on its common stock nor does it anticipate that it will pay dividends in the foreseeable future. As of December 31, 2024, the Company does not have any preferred stock outstanding that has any preferential dividends.
Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
None.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the caption, “Equity Compensation Plan Information,” and “Compensation Discussion and Analysis” in the 2025 Proxy Statement (as defined below).
Performance Graph
The following Performance Graph and related information shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.
Comparison of 5-Year Cumulative Total Return(1)
Among Limbach Holdings, Inc., the S&P 500 Index and the Russell 2000 Index

Limbach Holdings, Inc. - Cumulative Total Shareholder Return

Cumulative Investment Value
(Index $100)
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
$500
$250
$-

	2019	2020	2021	2022	2023	2024
Limbach Holdings, Inc.	$100.00	$326.19	$238.10	$275.40	$1,202.91	$2,262.96
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

(1)$100 invested on December 31, 2019 in stock or including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2024 Russell Investment Group. All right reserved.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from its management’s expectations. Factors that could cause such differences are discussed in “Forward-Looking Statements”, “Risk Factor Summary” and “Risk Factors” in this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.
The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2024 and 2023. The Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. For a discussion and analysis of fiscal year ended December 31, 2022 and of changes from the fiscal year ended December 31, 2023 to the fiscal year ended December 31, 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 13, 2024).
Overview
The Company is a building systems solution firm that partners with building owners and facilities managers with mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has approximately 1,400 team members in 20 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
The Company’s core market sectors consist of the following customer base with mission-critical systems:
•Healthcare, including research, acute care and inpatient hospitals for regional and national hospital groups;

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
•Higher education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including entertainment facilities (including casinos) and amusement rides and parks.
The Company operates in two segments, (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects to existing buildings direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers.
Key Components of Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of the Company’s contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Cost of Revenue
Cost of revenue primarily consists of labor, equipment, material, subcontract and other job costs in connection with fulfilling the terms of the Company’s contracts. Labor costs consist of wages plus taxes, fringe benefits and insurance. Equipment costs consist of the ownership and operating costs of company-owned assets, in addition to outside-rented equipment. If applicable, job costs include estimated contract losses to be incurred in future periods. Due to the varied nature of the Company's services, and the risks associated therewith, contract costs as a percentage of contract revenue have historically fluctuated, and this fluctuation is expected to continue in future periods as well.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for the Company’s administrative, estimating, human resources, safety, information technology, legal, finance and accounting team members and executives. Also included in SG&A expenses are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of the Company's business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, Board of Directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from each of the Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”, together with JMLLC, the “Jake Marshall Transaction”), the ACME Transaction, the Industrial Air Transaction, the Kent Island Transaction and the Consolidated Mechanical Transaction. As part of the total consideration for the Jake Marshall, ACME, Industrial Air, Kent Island and Consolidated Mechanical transactions, the Company initially recognized $3.1 million, $1.5 million, $3.2 million, $4.4 million and $0.8 million, respectively, in contingent consideration associated with their respective earnout payments. The carrying values of the Jake Marshall, ACME, Industrial Air, Kent Island and Consolidated Mechanical earnout payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the consolidated statements of operations. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships. As a result of the Jake Marshall Transaction, the Company recognized, in the aggregate, an additional $5.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and acquired backlog. As a result of the ACME Transaction, the Company recognized, in the aggregate, an additional $2.8 million of intangible assets associated with customer relationships with third-party customers and the acquired trade name, inclusive of the impact of certain measurement period adjustments. As a result of the Industrial Air Transaction, the Company recognized, in the aggregate, an additional $8.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name, trademarks and intellectual property and the acquired backlog. In addition, as a result of the Kent Island Transaction, the Company recognized, in the aggregate, an additional $10.7 million of intangible assets associated with customer relationships with third-party customers, the acquired trade name and the acquired backlog. Lastly, as a result of the Consolidated Mechanical Transaction, the Company recognized, in the aggregate, an additional $10.1 million of intangible assets associated with customer relationships with third-party customers and the acquired trade name.
Each of the Jake Marshall, ACME, Industrial Air, Kent Island and Consolidated Mechanical-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the Kent Island and Consolidated Mechanical Transactions. In addition, see Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s intangible assets.
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
The Company’s provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with Accounting Standards Update (“ASC”) Topic 740 - Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying values and their respective tax bases, using enacted tax rates expected to be applicable in the years in which the temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
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
During 2023, the Company acquired two companies for total cash consideration of $15.3 million, net of cash acquired and inclusive of certain measurement period adjustments. On July 3, 2023, the Company completed an acquisition of Chattanooga, TN-based specialty industrial contractor, ACME, for a purchase price at closing of $5.0 million in cash. The transaction also provided for an earnout of up to $2.5 million potentially being paid out over 2024 and 2025. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing customers, and is a leading mechanical solutions provider for hydroelectric producers. On November 1, 2023, the Company completed an acquisition of Greensboro, NC-based specialty mechanical contractor, Industrial Air, for a purchase price at closing of $13.5 million in cash. The transaction also provided for an earnout of up to $6.5 million potentially being paid out over 2025 and 2026. Industrial Air serves industrial customers throughout the Southeast United States and along the Eastern seaboard, focusing on delivering engineered air handling systems, including air condition and air filtration, along with controls systems and maintenance work. In addition, Industrial Air manufactures a wide range of components for air conditioning and filtration systems.
On September 3, 2024, the Company completed an acquisition of Laurel, MD-based specialty mechanical contractor, Kent Island Mechanical, for a purchase price at closing of $15.0 million. The transaction also provided for an earnout of up to $5.0 million potentially being paid out over 2025 and 2026. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
On December 2, 2024, the Company completed an acquisition of Owensboro, Kentucky-based specialty mechanical contractor, Consolidated Mechanical, for a purchase price at closing of $23.0 million. The transaction also provided for an earnout of up to $2.0 million potentially being paid out over 2026 and 2027. Consolidated Mechanical serves the heavy industrial, power and commercial markets. Consolidated Mechanical is a premier provider of mechanical, millwright, steel fabrication, plumbing construction, maintenance, and outage services to owners of complex process systems in the industrial sector. The acquisition extends the Company’s reach into the industrial sector, with new exposure to the power generation, food processing, manufacturing, and metal markets in Kentucky, Illinois and Michigan.
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
Operating Segments
The Company manages and measures the performance of its business in two operating segments: ODR and GCR. Segment information is prepared on the same basis that the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM comprises of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at branches into one ODR reportable segment and all of the GCR work performed at branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

Comparison of Results of Operations For the Years Ended December 31, 2024 and 2023
The following table presents operating results for the years ended December 31, 2024 and 2023 in dollars and expressed as a percentage of total revenue (except as indicated below):

	For the Years Ended December 31,
(in thousands except for percentages)	2024			2023
Statement of Operations Data:
Revenue:
ODR	$345,500	66.6%		$261,958	50.7%
GCR	173,281	33.4%		254,392	49.3%
Total revenue	518,781	100.0%		516,350	100.0%

Gross profit:
ODR	107,775	31.2%	(1)	76,090	29.0%	(1)
GCR	36,506	21.1%	(2)	43,200	17.0%	(2)
Total gross profit	144,281	27.8%		119,290	23.1%

Selling, general and administrative(3)	97,199	18.7%		87,397	16.9%
Change in fair value of contingent consideration	3,770	0.7%		729	0.1%
Amortization of intangibles	4,688	0.9%		1,880	0.4%
Total operating income	38,624	7.4%		29,284	5.7%

Other income (expenses)	1,342	0.3%		(1,184)	(0.2)%
Total consolidated income before income taxes	39,966	7.7%		28,100	5.4%
Income tax provision	9,091	1.8%		7,346	1.4%
Net income	$30,875	6.0%		$20,754	4.0%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $5.8 million and $4.9 million of stock-based compensation expense for the year ended December 31, 2024 and 2023, respectively.
Revenue

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$345,500	$261,958	$83,542	31.9%
GCR	173,281	254,392	(81,111)	(31.9)%
Total revenue	$518,781	$516,350	$2,431	0.5%
Total revenue for the year ended December 31, 2024 increased by $2.4 million compared to the year ended December 31, 2023. ODR revenue increased by $83.5 million, or 31.9%, while GCR revenue decreased by $81.1 million, or 31.9%. The increase in year-over-year ODR segment revenue primarily was due to the Company's continued focus on the accelerated growth of its ODR business. In addition, ODR segment revenue increased in the aggregate by approximately $31.5 million due to the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the full year ending December 31, 2023. The decrease in year-over-year GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR. The Kent Island and Consolidated Mechanical transactions did not have a material impact on revenue for the year ended December 31, 2024 due to timing of when these entities were acquired.
Gross Profit

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$107,775	$76,090	$31,685	41.6%
GCR	36,506	43,200	(6,694)	(15.5)%
Total gross profit	$144,281	$119,290	$24,991	20.9%

Total gross profit as a percentage of consolidated total revenue	27.8%	23.1%
The Company's gross profit for the year ended December 31, 2024 increased by $25.0 million, or 20.9% compared to the year ended December 31, 2023. ODR gross profit increased $31.7 million, or 41.6%, due to the combination of an increase in revenue, higher margins driven by contract mix and as a result of the ACME and Industrial Air transactions. These entities were not acquired entities of the Company for the full year ending December 31, 2023. GCR gross profit decreased $6.7 million, or 15.5%, primarily due to lower revenue despite higher margins. The total gross profit percentage increased from 23.1% for the year ended December 31, 2023 to 27.8% for the year ended December 31, 2024, mainly driven by the mix of higher margin ODR segment work, the Company becoming more selective when pursuing GCR work, and net material gross profit write-ups. The Kent Island and Consolidated Mechanical transactions did not have a material impact on gross profit for the year ended December 31, 2024 due to timing of when these entities were acquired.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the year ended December 31, 2024, the Company recorded material gross profit write-ups on four ODR segment projects for a total of $3.9 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2024, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.3 million and material gross profit write-downs on two GCR projects for a total of $1.4 million.
During the year ended December 31, 2023, the Company recorded a material gross profit write-down on one ODR segment project for a total of $1.0 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2023, the Company recorded material gross profit write-ups of $2.2 million on two GCR projects and material gross profit write-downs on two GCR projects for a total of $1.3 million.
Selling, General and Administrative

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$97,199	$87,397	$9,802	11.2%

Total selling, general and administrative expenses as a percentage of consolidated total revenue	18.7%	16.9%
The Company's SG&A expense for the year ended December 31, 2024 increased by approximately $9.8 million, or 11.2% compared to the year ended December 31, 2023. The increase in SG&A was primarily due to a $6.5 million increase associated with payroll and incentive related expenses, $4.1 million of collective expenses incurred from the ACME and Industrial Air entities that were not acquired entities of the Company for the full fiscal year 2023, a $0.9 million increase in stock-based compensation expense and a $0.7 million increase for professional services fees. Partly offsetting this increase was a $1.0 million decrease in SG&A related to CEO transition costs recognized in 2023. Additionally, SG&A as a percentage of revenue was 18.7% for the year ended December 31, 2024 and 16.9% for the year ended December 31, 2023.
Change in Fair Value of Contingent Consideration
The change in fair values of the Company’s earnout payment contingent consideration was a loss of $3.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. These increases to the contingent liability were primarily attributable to the probability of meeting the gross profit margins associated with the contingent consideration arrangements for the acquisitions as of December 31, 2024 and 2023.
Amortization of Intangibles

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$4,688	$1,880	$2,808	149.4%
Total amortization expense for the year ended December 31, 2024 increased by approximately $2.8 million compared to the year ended December 31, 2023. As a result of the ACME, Industrial Air and Kent Island transactions, the Company acquired certain intangible assets in which it recognized an increase of approximately $3.1 million of amortization expense year-over-year. See Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s consolidated financial statements for further information on the Company's intangible assets.
Other Income (Expenses)

	For the Years Ended December 31,
	2024	2023	Increase/(Decrease)
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(1,869)	$(2,046)	$(177)	(8.7)%
Interest income	2,227	1,217	1,010	83.0%
Loss on debt extinguishment	—	(311)	(311)	(100.0)%
Gain (loss) on change in fair value of interest rate swap	34	(124)	158	127.4%
Gain on sale of property and equipment	950	80	870	1,087.5%
Total other income (expenses)	$1,342	$(1,184)	$2,526	213.3%
Total other income for the year ended December 31, 2024 was $1.3 million as compared to total other expenses of $1.2 million for the year ended December 31, 2023. The increase in total other income (expenses) primarily was driven by a $1.0 million increase in interest income related to the Company's overnight repurchase agreements, investments in U.S. Treasury Bills and money market funds. In addition, during the year ended December 31, 2024, the Company recognized a gain of $1.0 million related to the sale of certain property and equipment compared to $0.1 million recognized in 2023. The increase in total other income (expenses) also included a $0.3 million loss on early debt extinguishment recognized during 2023.
Income Taxes
The Company’s income tax provision was $9.1 million and $7.3 million for the years ended December 31, 2024 and 2023, respectively, and it had a 22.7% and 26.1% effective tax rate over those same periods, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate year-over-year was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the year ended December 31, 2024 and 2023 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year. This benefit reduced the effective tax rate by 35.1% and 10.2% for the three months ended March 31, 2024 and 2023 respectively, with the impact varying in prior years. The increase in the 2024 effective rate reduction is primarily related to the higher stock price of the Company resulting in increased tax deductions for the Company upon vesting of equity incentive awards. See also Note 11 – Income Taxes in the accompanying notes to the Company’s consolidated financial statements.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. In addition to the Company’s backlog, it has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to unexpected adjustments and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s ODR backlog was $225.3 million and $147.0 million as of December 31, 2024 and 2023, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its service contracts and projects. Based on historical trends, the Company currently estimates that 86% of its ODR backlog as of December 31, 2024 will be recognized as revenue during 2025. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company’s GCR backlog was $140.0 million and $186.9 million as of December 31, 2024 and 2023, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 72% of its GCR backlog as of December 31, 2024 will be recognized as revenue during 2025. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
In 2024, the mechanical services industry experienced steady demand across key sectors, driven by continued investment in energy efficiency, infrastructure upgrades and maintenance of aging mechanical systems. However, the industry faced challenges related to economic uncertainty, labor shortages and supply chain volatility. Although the Company has been experiencing strong demand, these industry challenges continue to impact its business. The Company experienced elevated levels of cost inflation during 2023, which has continued into 2024, although at lower levels than those experienced in 2023. These headwinds have been partially mitigated in 2023 and 2024 by pricing actions taken in response to the inflationary cost environment, supply chain productivity improvements and cost savings initiatives. Economic conditions contributed to increases in interest rates during 2023; however, interest rates remained stable in the first half of 2024 and the Federal Reserve reduced its benchmark interest rate by a total of 100 basis points in the second half of 2024. Future interest rate changes would raise or lower the rates the Company pays on its leased fleet vehicles and borrowings under the Second A&R Wintrust Revolving Loan. However, the Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate revolving loan. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty and the conflict in the Middle East may add to these issues.
While the impact of these factors remains uncertain, the Company continues to evaluate the extent to which they may impact its business, financial condition or results of operations. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. In periods of economic uncertainty, businesses and organizations may delay or cancel large capital projects, such as new construction or major mechanical system upgrades. The Company’s service contracts and maintenance work often remain stable or even increase, as customers prioritize maintaining existing systems over capital-intensive replacements. Further, economic downturns may lead to increased competition and pricing pressures, impacting revenue and margins. The Company believes that its diversified service offerings reduce its exposure to market volatility. While the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
Outlook for 2025
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. For 2025, the key objectives of the Company’s strategy are to 1) improve profitability and generate quality growth in its operations by shifting to the ODR segment; 2) expand margins through evolved offerings, and 3) scale the business through acquisitions. To accomplish these objectives, the Company currently is executing the following initiatives:
In focusing on improved profitability and generating quality growth in its operation, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of offerings provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For 2024, the Company further expanded its growth within the ODR segment where it generated 66.6% of total consolidated revenue, achieving its 2024 ODR segment revenue target of 65-70%. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners. The Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its service offerings to better serve its customers. In addition, the Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams, leveraging its professional services capabilities to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
In the Company’s GCR segment, its efforts continue to focus on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration than they have been historically, and where it can leverage its captive design and engineering services. The Company believes that it is appropriate in the current contracting environment to reduce risk and exposure to large, complex, non-owner direct projects where the trend has been for such jobs to provide risks that are difficult to mitigate. Currently, management believes the historical industry pricing and associated risks for this type of work does not align with the Company’s stakeholders’ expectations, and therefore, the Company continues to take steps to actively reduce these risks as it looks at future job selection and as it completes current jobs.
The Company continues to focus on expanding its margins by evolving and enhancing its current offerings to building owners. This initiative reflects the Company’s commitment to driving sustainable growth, increasing operational efficiency and delivering greater value to its stakeholders. This evolution is designed to align more closely with current market demands, emerging customer preferences and operational efficiencies, which together contribute to margin expansion. The Company aims to differentiate itself from its competitors by being a one-stop-shop for building owners, capable of providing a full life-cycle of engineered solutions and craft expertise. By meeting diverse customer needs under one roof, the Company deepens customer loyalty. The Company believes that building owners value the convenience and reliability of a single point of contact, which fosters long-term partnerships, reoccurring business and may open doors to larger capital projects. In addition, by evolving its offerings, the Company is able to capture a greater share of the value chain.
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its offerings to better serve its customers. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company’s ODR growth strategy, expands and/or supplements the Company’s current breadth of offerings and is culturally compatible. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s most recent acquisition activity.
Given the broad suite of offerings to customers within the Company’s market concentrations, management uses a variety of factors to attempt to predict the outlook for the Company. The Company monitors key competitors and customers in order to gauge relative performance and the outlook for the future. The Company regularly performs detailed evaluations of different market verticals in which it serves to proactively detect trends and to adapt its strategies accordingly, including potential triggers and actions to be taken under recessionary scenarios. In addition, the Company believes its backlog is indicative of future revenue and thus are a key measure of anticipated performance.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to the Company’s results of operations and financial condition. During fiscal years 2023 and 2022, the Company experienced higher cost of materials on specific projects and delays in its supply chain for equipment and service vehicles from the manufacturers, and these higher costs and delays in its supply chain persisted in 2024. When appropriate, the Company includes cost escalation factors into its bids and proposals, and limits the acceptance time of its bid. In addition, the Company is often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on its projects. Notwithstanding these efforts, if the Company experiences significant disruptions to its supply chain, it may need to delay certain projects that would otherwise be accretive to its business, and this may also impact the conversion rate of its current backlog into revenue.
In February 2025, the United States government announced a number of tariffs on imports, including imports on steel and aluminum. Increased costs for imported steel and aluminum products have led domestic sellers to respond with market-based increases to prices for such inputs as well. These tariffs, along with any additional tariffs or trade restrictions that may be implemented by the United States or other countries, could result in further increased costs, shifts in competitive positions and a decreased supply of steel, resins and aluminum as well as additional imported components and materials. The Company’s ODR segment focus often allows for these increased costs to be passed onto the customer due to the short sales cycle; however, the Company may not be able to pass certain price increases on to its customers and may not be able to secure adequate alternative sources of materials on a timely basis. The Company may not be able to pass certain price increases on to its customers and may not be able to secure adequate alternative sources of materials on a timely basis. While retaliatory tariffs imposed by other countries on the United States have not yet had a significant impact, the Company cannot predict further developments. At this time, it is difficult to accurately measure the impact these tariffs, or potential future tariffs, will have on the Company.
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

The following table presents summary cash flow information for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$36,783	$57,366
Investing activities	(42,569)	(17,092)
Financing activities	(9,117)	(16,490)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14,903)	$23,784

Noncash investing and financing transactions:
Earnout liability associated with the Kent Island Transaction	$4,381	$—
Earnout liability associated with the Consolidated Mechanical Transaction	757	—
Earnout liability associated with the ACME Transaction	—	1,514
Earnout liability associated with the Industrial Air Transaction	—	3,165
Right of use assets obtained in exchange for new operating lease liabilities	4,775	3,135
Right of use assets obtained in exchange for new finance lease liabilities	7,586	5,219
Right of use assets disposed or adjusted modifying operating lease liabilities	1,268	1,112
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(93)
Interest paid	1,899	1,908
Cash paid for income taxes	$8,529	$9,156
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company’s contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-weekly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of December 31, 2024, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company’s existing current backlog is projected to provide substantial coverage of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, it has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with cash it expects to generate from future operations, along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company’s summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2024	2023
Current assets	$220,334	$217,000
Current liabilities	(151,037)	(145,148)

Net working capital	$69,297	$71,852
Current ratio(1)	1.46	1.50

(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements, as of December 31, 2024, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	For the Years Ended December 31,
(in thousands)	2024	2023	Cash Inflow (Outflow)
Cash flows from operating activities:
Net income	$30,875	$20,754	$10,121
Non-cash operating activities(1)	24,454	18,222	6,232
Changes in operating assets and liabilities:
Accounts receivable	(11,275)	32,607	(43,882)
Contract assets	8,506	10,397	(1,891)
Other current assets	(499)	(1,486)	987
Accounts payable, including retainage	(10,298)	(10,909)	611
Contract liabilities	(2,949)	(9,121)	6,172
Income tax receivable	—	95	(95)
Accrued taxes payable	1,024	(1,442)	2,466
Accrued expenses and other current liabilities	3,111	2,867	244
Operating lease liabilities	(3,850)	(3,795)	(55)
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,175)	(1,224)	(951)
Other long-term liabilities	(141)	401	(542)
Cash (used in) provided by working capital	(18,546)	18,390	(36,936)
Net cash provided by operating activities	$36,783	$57,366	$(20,583)
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
During the year ended December 31, 2024, the Company generated $36.8 million in cash in its operating activities, which consisted of cash used in working capital of $18.5 million, non-cash adjustments of $24.5 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense and the change in fair value of contingent consideration) and net income for the period of $30.9 million. During the year ended December 31, 2023, the Company generated $57.4 million in cash in its operating activities, which consisted of cash provided by working capital of $18.4 million, non-cash adjustments of $18.2 million (primarily depreciation and amortization, stock-based compensation expense, operating lease expense, loss on early debt extinguishment and the change in fair value of contingent consideration) and net income for the period of $20.8 million.
The decrease in operating cash flows during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to a $43.9 million year-over-year cash outflow related to the change in accounts receivable, which was due to the timing of cash receipts and the successful resolution of certain outstanding claims recognized in 2023. This cash outflow was partially offset by a $10.1 million increase in net income, a $6.2 million increase related to non-cash operating activities and an aggregate $4.3 million period-over-period change related to the Company’s contract assets and liabilities. The increase in the Company’s overbilled position was due to the timing of contract billings and the recognition of contract revenue.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $42.6 million for the year ended December 31, 2024 as compared to $17.1 million for the year ended December 31, 2023. Cash used in investing activities for the year ended December 31, 2024 included cash outflows of $13.4 million and $23.2 million cash outflows associated with the Kent Island Transaction and Consolidated Mechanical Transaction, respectively, net of cash acquired and inclusive of certain measurement period adjustments. In addition, cash used in investing activities for the year ended December 31, 2024 represented $7.5 million of cash outflows for capital additions pertaining to purchased property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. During fiscal year 2024, the Company began offering direct rental equipment solutions for building owners who are faced with unexpected disruptions or a planned maintenance or system repair, ensuring minimal downtime for customers’ systems and facilities. These cash outflows were partially offset by $1.5 million in proceeds from the sale of property and equipment. Cash used in investing activities for the year ended December 31, 2023 included cash outflows of $4.9 million and $10.4 million associated with the ACME Transaction and Industrial Air Transaction, respectively, net of cash acquired and inclusive of certain measurement period adjustments. In addition, cash used in investing activities for the year ended December 31, 2023 represented $2.3 million of cash outflows for capital additions pertaining to purchased property and equipment, offset by $0.4 million in cash proceeds from the sale of property and equipment.
Aside from the rental equipment purchased during 2024, the majority of the Company's purchases of property and equipment in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements. For the years ended December 31, 2024 and 2023, the Company obtained the use of various assets through operating and finance leases, which reduced the level of capital expenditures that would have otherwise been necessary to operate its business.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $9.1 million for the year ended December 31, 2024 as compared to cash flows provided by financing activities of $16.5 million for the year ended December 31, 2023. For the year ended December 31, 2024, the Company paid approximately $5.2 million in taxes related to the net share settlement of equity awards, $3.0 million for payments on finance leases and made $3.5 million in aggregate payments to the former owners of JMLLC, CSLLC and ACME related to their respective 2023 earnout arrangements, of which $1.3 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $0.4 million associated with proceeds from employee contributions to the Company’s Employee Stock Purchase Plan (“ESPP”).
For the year ended December 31, 2023, as a result of the execution of the Second A&R Wintrust Credit Agreement, the Company paid off the remaining principal portion of the A&R Wintrust Term Loan of $19.0 million. Prior to the termination of the A&R Wintrust Term Loan, the Company made principal payments of $2.4 million, consisting of monthly installment payments of $0.6 million. In addition, the Company paid approximately $0.8 million in taxes related to net share settlement of equity awards, $2.7 million for payments on finance leases and made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period, of which $1.8 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by $10.0 million in proceeds from borrowings under the Second A&R Wintrust Revolving Loan and $0.4 million associated with proceeds from contributions to the Company’s ESPP.
The following table reflects the Company’s available funding capacity as of December 31, 2024:

(in thousands)
Cash & cash equivalents		$44,930
Credit agreement:
Second A&R Wintrust Revolving Loan	50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(4,160)
Net credit agreement capacity available		35,840
Total available funding capacity		$80,770
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2024	December 31, 2023
A&R Wintrust Revolving Loans	$10,000	$10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	11,888	7,347
Financing liability	5,351	5,351
Total debt	$27,239	$22,698
Less – Current portion of long-term debt	(3,314)	(2,680)
Less – Unamortized discount and debt issuance costs	(371)	(387)
Long-term debt	$23,554	$19,631
See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Material Cash Requirements from Contractual and Other Obligations
As of December 31, 2024, the Company’s short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments: As of December 31, 2024, the Company had $10.0 million of direct borrowings outstanding under its Second A&R Wintrust Revolving Loan. The Second A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (as defined in the Second A&R Credit Agreement) (with a 0.15% floor) plus 3.10% or the Prime Rate (as defined in the Second A&R Credit Agreement) (with a 3.0% floor), subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters. Interest payments on any future borrowings will be determined based on prevailing rates at that time. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of it variable-rate long-term debt. The Second A&R Wintrust Revolving Loan will mature in February 2028. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail of the Company’s debt obligations, including the Company’s revolving credit facility.
Sale-Leaseback Financing Transaction: In fiscal year ended December 31, 2022, the Company executed a sale-leaseback financing transaction with respect to its branch facility in Pontiac, Michigan to provide additional liquidity. Future payments associated with the sale-leaseback financing transaction were $15.9 million at December 31, 2024, with $0.5 million payable within the next 12 months. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail surrounding the Company’s sale-leaseback financing transaction.
Operating and Finance Leases: In the normal course of business, the Company leases real estate, vehicles and other equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $39.2 million at December 31, 2024, with $9.1 million payable within the next 12 months. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further detail surrounding the Company’s lease obligations and the timing of expected future payments.
Contingent Consideration Liabilities: The Company has incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2024, the present value of expected future payments relating to these contingent consideration arrangements was $13.2 million. Of this amount, $7.4 million is estimated as being payable during 2025, with the remainder due in 2026 and 2027. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for more information regarding the Company’s contingent consideration liabilities.
Open Purchase Obligations: As of December 31, 2024, the Company had $91.2 million of open purchase obligations, of which approximately $73.0 million are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to the Company’s projects and services contracts. These purchase orders are not reflected in the consolidated balance sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
In addition, material cash requirements for other potential obligations, for which we cannot reasonably estimate future payments, include the following:

Legal Proceedings: The Company is continually engaged in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, team members, former team members and other unrelated parties, all arising in the ordinary courses of business. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the consolidated financial statements. In the opinion of the Company’s management, the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for more information regarding legal proceedings.
Multiemployer Pension Plans: In addition to the Company’s sponsored benefit plans, the Company participates in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2024 and 2023, contributions made to these plans were $10.3 million and $11.6 million, respectively; however, the Company’s future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that the Company would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 16 – Multiemployer Pension Plans in the accompanying notes to the Company’s consolidated financial statements for more information regarding these multiemployer pension plans.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds the Company provides, if any, typically reflect the contract value. As of December 31, 2024 and 2023, the Company has approximately $109.3 million and $90.9 million, respectively, in surety bonds outstanding. The Company believes that its $800 million bonding capacity provides it with a significant competitive advantage relative to many of its competitors which have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Insurance and Self-Insurance
The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and incurred but not reported claims. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as current and non-current liabilities. The liability is computed by determining a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the consolidated balance sheets.
The Company is self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and incurred but not reported claims. The liability for unfunded reported claims and future claims is reflected on the consolidated balance sheets as a current liability in accrued expenses and other current liabilities. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Multiemployer Plans
The Company participates in approximately 50 MEPPs that provide retirement benefits to certain union team members in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to team members of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.

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
The Company could also be obligated to make payments to MEPPs if it either ceases to have an obligation to contribute to the MEPP or significantly reduces its contributions to the MEPP because it reduces the number of team members who are covered by the relevant MEPP for various reasons, including, but not limited to, layoffs or closure of a subsidiary assuming the MEPP has unfunded vested benefits. The amount of such payments (known as a complete or partial withdrawal liability) would equal the Company’s proportionate share of the MEPPs’ unfunded vested benefits. The Company believes that certain of the MEPPs in which it participates may have unfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether its participation in these MEPPs could have a material adverse impact on its financial condition, results of operations or liquidity. See Note 16 – Multiemployer Pension Plans in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
Critical Accounting Policies
The Company’s critical accounting policies are based upon the significance of the accounting policy to its overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. The Company’s most critical accounting policy is revenue recognition. As discussed elsewhere in this Annual Report on Form 10-K, the Company’s business has two operating segments: (i) ODR, for which it accounts for using the cost-to-cost method and for certain projects when revenue is recognized as services are provided and (ii) GCR, for which it accounts for using the cost-to-cost method. In addition, the Company believes that some of the more critical judgment areas in the application of accounting policies that affect its financial condition and results of operations are the impact of changes in the estimates and judgments pertaining to: (a) collectability or valuation of accounts receivable; (b) the recording of its self-insurance liabilities; (c) valuation of deferred tax assets; and (d) recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements.
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

The Company generally does not incur significant costs prior to receiving a contract, and therefore, these costs are expensed as incurred. Upon receiving the contract, these costs are included in contract costs. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as expenses in the period in which such amounts are incurred. Total estimated contract costs are based upon management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, appropriate earnings adjustments are recorded during the period that the change or loss is identified. Contract revenue for construction contracts is based upon management’s estimate of contract prices at completion, including revenue for additional work on which contract pricing has not been finalized (claims). Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined.
With respect to the Company’s service contracts, there are two basic types of service contracts: fixed price service contracts, which are signed in advance for maintenance, repair and retrofit work over a period, typically of one year, and service contracts, which are not signed in advance for similar maintenance, repair and retrofit work on an as-needed basis. Fixed price service contracts are generally performed evenly over the contract period, and accordingly, revenue is recognized on a pro rata basis over the life of the contract. Revenue derived from other service contracts is recognized when the services are performed. Expenses related to all service contracts are recognized as services are provided.
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
Revisions to project costs and conditions can give rise to change orders under which the customer agrees to pay additional contract price. Revisions can also result in claims the Company might make against the customer to recover project variances that have not been satisfactorily addressed through change orders with the customer. Claims and unapproved change orders are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. See Note 4 – Revenue from Contracts with Customers in the accompanying notes to the Company’s consolidated financial statements for information related to unresolved change orders and claims.
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
Accounts Receivable and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The Company develops its allowance for credit losses, which represents an estimate of expected losses over the remaining contractual life of its receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and apply loss rates to each class. The determination of its loss rates require it to make certain judgements and estimates involving, among others, the creditworthiness of its customers, historical loss experiences with customers, the aging of past due balances, the consideration of a customer’s financial condition, ongoing relationships with its customers, its lien rights, if any, in the property where it performed the work, the availability, if any, of payment bonds applicable to the contract, current market economic conditions and a forecast of future economic conditions when appropriate. These estimates are evaluated and adjusted as needed when additional information is received.

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
The Company performs its annual impairment testing as of October 1 every year, and any impairment charges resulting from this process are reported in the fourth quarter. The Company segregates its operations into reporting units based on the degree of operating and financial independence of each unit and its related management of them. The Company performs its annual goodwill impairment analysis at the reporting unit level. Each of the Company’s operating units represents an operating segment, and its operating segments are its reporting units.
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
Off-Balance Sheet and Other Arrangements
Aside from the $4.2 million and $4.1 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2024 and 2023, respectively, the Company did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under its Second A&R Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of December 31, 2024, the Company had $10.0 million of direct borrowings outstanding under its Second A&R Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, an increase or decrease in interest rates would not have a material impact on the Company’s consolidated statements of operations. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2024 were $43.0 million, which consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments and certain investments in money market funds sponsored by a large financial institution. For the year ended December 31, 2024, the Company recognized interest income in the aggregate of approximately $2.2 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.

Item 8.    Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 10, 2025
To the Stockholders of Limbach Holdings, Inc.:
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
Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On September 3, 2024, the Company acquired all of the outstanding membership interests of Kent Island Mechanical, LLC. Additionally, on December 2, 2024, the Company acquired all of the outstanding membership interests of Consolidated Mechanical, LLC. As the acquisitions occurred in September 2024 and December 2024, the scope of the Company's assessment of the design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2024 excluded these acquired businesses. The total assets and total revenue excluded from the Company’s assessment represented approximately 11% and 3%, respectively, of Limbach Holdings, Inc.’s consolidated total assets and total revenue as of and for the year ended December 31, 2024. This exclusion is in accordance with the SEC’s staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. These acquired businesses will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025.
Based on this evaluation, the Company’s management concluded that Limbach Holdings, Inc.’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Limbach Holdings, Inc.
Warrendale, Pennsylvania
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Kent Island Mechanical, LLC and Consolidated Mechanical, LLC acquired during 2024, which are described in Note 3 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts.
As described in Notes 2 and 4 to the financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgment and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2024, approximately $429,389,000 of the Company’s revenues were derived from construction-type contracts.
The transaction price includes management’s estimates of variable consideration it expects to receive from pending change orders and claims to the extent it is probable there will not be a significant reversal of revenue recorded to date. Estimating variable consideration involves significant judgments by management that consider the nature of the variable consideration, project communications such as notices to proceed and work directives from the owner or general contractor, changes in the scope of the contract, historical experience with customers, third-party actions, and management’s prior experience with similar facts and circumstances.
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
We considered auditing variable consideration and total estimated costs to complete on construction-type contracts to be critical audit matters, because they involved a high degree of subjectivity and significant auditor judgment, along with extensive audit procedures, in evaluating management’s estimates and judgments.
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
•Sampled contracts and observed certain internal project review meetings and interviewed project personnel to gain an understanding of the status of projects and tested management’s significant judgments related to the recoverability of variable consideration and estimated costs to be incurred to complete the contract.
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

Oakbrook Terrace, Illinois
March 10, 2025

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$44,930	$59,833
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $387 and $292, respectively)	119,659	97,755
Contract assets	47,549	51,690
Advances to and equity in joint ventures, net	5	12
Other current assets	8,126	7,645
Total current assets	220,334	217,000

Property and equipment, net	30,126	20,830
Intangible assets, net	41,228	24,999
Goodwill	33,034	16,374
Operating lease right-of-use assets	21,539	19,727
Deferred tax asset	5,531	5,179
Other assets	337	330
Total assets	$352,129	$304,439

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,314	$2,680
Current operating lease liabilities	4,093	3,627
Accounts payable, including retainage	60,814	65,268
Contract liabilities	44,519	42,160
Accrued income taxes	1,470	446
Accrued expenses and other current liabilities	36,827	30,967
Total current liabilities	151,037	145,148
Long-term debt	23,554	19,631
Long-term operating lease liabilities	17,766	16,037
Other long-term liabilities	6,281	2,708
Total liabilities	198,638	183,524
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, net, par value $0.0001, $1,000,000 shares authorized, no shares issued and outstanding ($0 redemption value)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,452,753 and 11,183,076, respectively; 11,273,101 and 11,003,424 outstanding, respectively	1	1
Additional paid-in capital	94,229	92,528
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	61,261	30,386
Total stockholders’ equity	153,491	120,915
Total liabilities and stockholders’ equity	$352,129	$304,439

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Years Ended December 31,
	2024	2023	2022
Revenue	$518,781	$516,350	$496,782
Cost of revenue	374,500	397,060	403,041
Gross profit	144,281	119,290	93,741
Operating expenses:
Selling, general and administrative	97,199	87,397	77,879
Change in fair value of contingent consideration	3,770	729	2,285
Amortization of intangibles	4,688	1,880	1,567
Total operating expenses	105,657	90,006	81,731
Operating income	38,624	29,284	12,010
Other income (expenses):
Interest expense	(1,869)	(2,046)	(2,144)
Interest income	2,227	1,217	—
Loss on early termination of operating lease	—	—	(849)
Loss on early debt extinguishment	—	(311)	—
Gain (loss) on change in fair value of interest rate swap	34	(124)	310
Gain on disposition of property and equipment	950	80	281
Total other income (expenses)	1,342	(1,184)	(2,402)
Income before income taxes	39,966	28,100	9,608
Income tax provision	9,091	7,346	2,809
Net income	$30,875	$20,754	$6,799

Earnings Per Share (“EPS”)
Net income per share:
Basic	$2.75	$1.93	$0.65
Diluted	$2.57	$1.76	$0.64
Weighted average number of shares outstanding:
Basic	11,243,714	10,773,467	10,425,119
Diluted	12,027,398	11,812,098	10,676,534

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Number of Shares			Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
	Common stock	Treasury stock	Common stock
Balance at January 1, 2022	10,304,242	—	$1	$85,004	$—	$2,833	$87,838
Shares issued related to vested restricted stock units	129,678	—	—	—		—	—
Tax withholding related to vested restricted stock units	—	—	—	(148)		—	(148)
Stock-based compensation	—	—	—	2,742		—	2,742
Shares issued related to employee stock purchase plan	37,490	—	—	211		—	211
Repurchase of common stock under Share Repurchase Program	—	(179,652)	—	—	(2,000)	—	(2,000)
Net income	—	—	—	—		6,799	6,799
Balance at December 31, 2022	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Shares issued related to vested Restricted stock units	251,699	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Stock-based compensation	—	—	—	4,910	—	—	4,910
Shares issued related to employee stock purchase plan	17,661	—	—	237	—	—	237
Shares issued related to the exercise of warrants	442,306	—	—	—	—	—	—
Net income	—	—	—	—	—	20,754	20,754
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Stock-based compensation	—	—	—	5,773	—	—	5,773
Shares issued related to vested restricted stock units	263,587	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	6,090	—	—	266	—	—	266
Net income	—	—	—	—	—	30,875	30,875
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$30,875	$20,754	$6,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,888	8,244	8,158
Noncash operating lease expense	4,115	3,824	4,260
Provision for credit losses / doubtful accounts	201	431	292
Stock-based compensation expense	5,773	4,910	2,742
Loss on early debt extinguishment	—	311	—
Loss on early termination of operating lease	—	—	849
Amortization of debt issuance costs	43	79	138
Deferred income tax provision	(352)	(350)	(499)
Gain on sale of property and equipment	(950)	(80)	(281)
(Gain) loss on change in fair value of interest rate swap	(34)	124	(310)
Loss on change in fair value of contingent consideration	3,770	729	2,285
Changes in operating assets and liabilities:
Accounts receivable	(11,275)	32,607	(35,407)
Contract assets	8,506	10,397	22,410
Other current assets	(499)	(1,486)	1,128
Accounts payable, including retainage	(10,298)	(10,909)	11,282
Contract liabilities	(2,949)	(9,121)	17,296
Income tax receivable	—	95	19
Accrued income taxes	1,024	(1,442)	1,387
Accrued expenses and other current liabilities	3,111	2,867	(2,934)
Operating lease liabilities	(3,850)	(3,795)	(4,133)
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,175)	(1,224)	—
Other long-term liabilities	(141)	401	(108)
Net cash provided by operating activities	36,783	57,366	35,373
Cash flows from investing activities:
Kent Island Transaction, net of cash acquired	(13,387)	—	—
Consolidated Mechanical Transaction, net of cash acquired	(23,201)	—	—
ACME Transaction, net of cash acquired	—	(4,883)	—
Industrial Air Transaction, net of cash acquired	—	(10,378)	—
Proceeds from sale of property and equipment	1,536	435	498
Purchase of property and equipment	(7,524)	(2,266)	(993)
Advances from joint ventures	7	—	—
Net cash used in investing activities	(42,569)	(17,092)	(495)
Cash flows from financing activities:
Payments on Wintrust and A&R Wintrust Term Loans	—	(21,452)	(13,429)
Proceeds from Wintrust Revolving Loan	—	10,000	15,194
Payment on Wintrust Revolving Loan	—	—	(15,194)
Proceeds from financing transaction	—	—	5,400
Payments on financing liability	—	—	(49)
Payment of contingent consideration liability up to acquisition-date fair value	(1,325)	(1,776)	—
Repurchase of common stock under Share Repurchase Program	—	—	(2,000)
Payments on finance leases	(3,045)	(2,733)	(2,734)
Proceeds from contributions to employee stock purchase plan	440	368	309
Taxes paid related to net-share settlement of equity awards	(5,187)	(847)	(417)
Payments of debt issuance costs	—	(50)	(433)
Net cash used in financing activities	(9,117)	(16,490)	(13,353)
(Decrease) increase in cash, cash equivalents and restricted cash	(14,903)	23,784	21,525
Cash, cash equivalents and restricted cash, beginning of year	59,898	36,114	14,589
Cash, cash equivalents and restricted cash, end of year	$44,995	$59,898	$36,114

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout liability associated with the Kent Island Transaction	$4,381	$—	$—
Earnout liability associated with the Consolidated Mechanical Transaction	757	—	—
Earnout liability associated with the ACME Transaction	—	1,514	—
Earnout liability associated with the Industrial Air Transaction	—	3,165	—
Right of use assets obtained in exchange for new operating lease liabilities	4,775	3,135	—
Right of use assets obtained in exchange for new finance lease liabilities	7,586	5,219	2,634
Right of use assets disposed or adjusted modifying operating leases liabilities	1,268	1,112	2,455
Right of use assets disposed or adjusted modifying finance leases liabilities	—	(93)	(77)
Interest paid	1,899	1,908	2,005
Cash paid for income taxes	$8,529	$9,156	$1,979

The accompanying notes are an integral part of these consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, was formed on July 20, 2016 as a result of a business combination with Limbach Holdings LLC (“LHLLC”). The Company is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets: healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has approximately 1,400 employees in 20 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects to existing buildings direct to, or assigned by, building owners or property managers, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. This work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
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
Principles of Consolidation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including LHLLC, Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, Harper Limbach LLC, Harper Limbach Construction LLC, Limbach Facility & Project Solutions LLC, Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island Mechanical, LLC (“Kent Island”) and Consolidated Mechanical, LLC (“Consolidated Mechanical”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$44,930	$59,833
Restricted cash	65	65
Total cash, cash equivalents and restricted cash	$44,995	$59,898
Accounts Receivable and Allowance for Credit Losses
The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value. The Company develops its allowances for credit losses, which represent an estimate of expected losses over the remaining contractual life of its receivables, using an aging method. Under the aging method, the Company assigns its accounts receivable to a level of delinquency and applies a loss rates to each class. Loss rates are determined based on historical loss experiences with customers, the consideration of a customer’s financial condition, current market economic conditions and a forecast of future economic conditions when appropriate. When the Company becomes aware of a customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. The majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets. Based on assessments by management, allowances for credit losses were approximately $0.4 million and $0.3 million at December 31, 2024 and 2023, respectively.
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
Certain construction-type contracts include retention provisions to provide assurance to the Company’s customers that it will perform in accordance with the contract terms and are not considered a financing benefit. The balances billed but not paid by customers pursuant to these provisions generally become due upon completion and acceptance of the project work by the customer. The Company has determined there are no significant financing components in its contracts during the years ended December 31, 2024 and 2023.
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
Subsequent to the inception of a construction-type contract in the Company’s ODR and GCR segments, the transaction price could change for various reasons, including the executed or estimated amount of change orders and unresolved contract modifications and claims to or from owners. Changes that are accounted for as an adjustment to existing performance obligations are allocated on the same basis at contract inception. Otherwise, changes are accounted for as separate performance obligation(s) and the separate transaction price is allocated.
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
Property and Equipment, net
Property and equipment, with the exception of the Company’s fleet vehicle finance leases, are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. For buildings and leasehold improvements, the Company’s useful lives range from five years to 40 years; for machinery and equipment, useful lives range from three years to 10 years. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements for the Company’s real estate operating leases are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements.
The following table summarizes the Company’s property and equipment:

(in thousands)	December 31, 2024	December 31, 2023
Land and improvements	$400	$400
Buildings and leasehold improvements	11,434	10,997
Machinery and equipment	39,603	31,157
Finance leases - vehicles(1)	16,600	11,665
Gross property and equipment	68,037	54,219
Less: Accumulated amortization on finance leases	(5,044)	(4,502)
Less: Accumulated depreciation	(32,867)	(28,887)
Property and equipment, net of accumulated amortization and depreciation(2)	$30,126	$20,830
(1)    See additional information provided in Note 14 – Leases.
(2)    Includes net property and equipment of approximately $0.4 million and $0.5 million for the year ended December 31, 2024 related to assets acquired in the Kent Island and Consolidated Mechanical transactions, respectively.

Depreciation and amortization expense on property and equipment was $7.2 million, $6.4 million and $6.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, former executives and non-employee directors are measured at fair value and recognized as an expense. For awards with service conditions only, the Company recognizes compensation expense on a graded vesting basis over the requisite service period for each separately vesting tranche of the award based on the closing market price of the Company’s common stock at the grant date. For awards with service and performance conditions, the Company recognizes compensation expense based on the closing market price of the Company’s common stock at the grant date using the straight-line method over the requisite service period. Estimates of compensation expense for an award with performance conditions are based on the probable outcome of the performance conditions. The cumulative effect of changes in the probability outcomes are recorded in the period in which the changes occur. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 17 – Management Incentive Plans for further information.
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
See also Note 9 – Fair Value Measurements for further information.
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This update aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company concluded that the updated guidance did not materially affect its segment reporting disclosures. The Company’s current processes, systems and controls already comply with the enhanced requirements, ensuring consistency between internal management reporting and external financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for its annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.
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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The guidance is effective for all entities for fiscal years beginning after March 31, 2024, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.
Note 3 – Acquisitions
Consolidated Mechanical Transaction
On December 2, 2024 (the “Consolidated Mechanical Effective Date”), LFS, Consolidated Mechanical, and the owner of Consolidated Mechanical (the “Consolidated Mechanical Seller”) entered into a Purchase Agreement (the “Consolidated Mechanical Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Consolidated Mechanical from the Consolidated Mechanical Seller (the “Consolidated Mechanical Transaction”). The Consolidated Mechanical Transaction closed on the Consolidated Mechanical Effective Date. As a result of the Consolidated Mechanical Transaction, Consolidated Mechanical became a wholly-owned indirect subsidiary of the Company. Consolidated Mechanical serves the heavy industrial, power and commercial markets. Consolidated Mechanical is a premier provider of mechanical, millwright, steel fabrication, plumbing construction, maintenance, and outage services to owners of complex process systems in the industrial sector. The acquisition extends the Company’s reach into the industrial sector, with new exposure to the power generation, food processing, manufacturing, and metal markets in Kentucky, Illinois and Michigan.
Total consideration paid by the Company for the Consolidated Mechanical Transaction at closing was $23.0 million (the “Consolidated Mechanical Closing Purchase Price”), which was funded by cash on hand. The payment is subject to typical adjustments for working capital. Of the consideration paid to the Consolidated Mechanical Seller, approximately $0.3 million was held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Consolidated Mechanical Seller may receive up to an aggregate of $2.0 million in cash, consisting of two individual tranches of $1.0 million pursuant to the terms of the Consolidated Mechanical Purchase Agreement, if the gross profit of Consolidated Mechanical equals or exceeds approximately (i) $6.8 million in the 12-month period beginning on the Consolidated Mechanical Effective Date (the “First Consolidated Mechanical Earnout Period”) or (ii) $6.8 million in the 12-month period beginning on the first anniversary of the Consolidated Mechanical Effective Date (the “Second Consolidated Mechanical Earnout Period” and together with the First Consolidated Mechanical Earnout Period, the “Consolidated Mechanical Earnout Payments”).
Preliminary Allocation of Purchase Price. The Consolidated Mechanical Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Consolidated Mechanical Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $11.1 million of goodwill, which was fully allocated to the Company's ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of the Consolidated Mechanical Transaction as of the Consolidated Mechanical Effective Date by the Company.

(in thousands)	Preliminary Purchase Price Allocation
Consideration:
Cash	$23,591
Earnout provision	757
Total Consideration	24,348

Fair value of assets acquired:
Cash and cash equivalents	390
Accounts receivable, including retainage	3,128
Contract assets	233
Other current assets	64
Property and equipment	548
Intangible assets	10,100
Amount attributable to assets acquired	14,463

Fair value of liabilities assumed:
Accounts payable, including retainage	291
Accrued expenses and other current liabilities	461
Contract liabilities	480
Amount attributable to liabilities assumed	1,232
Goodwill	$11,117
As of December 31, 2024, the allocation of the purchase price has not been finalized with respect to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, goodwill and tax related matters. A final determination of fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Consolidated Mechanical Effective Date.
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

The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. The estimated annual amortization expense for each of the next five years is approximately $1.3 million in 2025 and $1.2 million for each of the next four subsequent years.
Intangible assets, net as of December 31, 2024 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$100	$—	$100	0.8
Customer relationships	10,000	—	10,000	8.6
Total	$10,100	$—	$10,100	8.5
The aforementioned contingent Consolidated Mechanical Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the Consolidated Mechanical Earnout Payments was approximately $0.8 million at the date of acquisition, of which $0.4 million of this balance was included in other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2024. The Company determined the initial fair value of the Consolidated Mechanical Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the Consolidated Mechanical Earnout Payments associated with the Consolidated Mechanical Transaction were valued utilizing a discount rate of 10.4%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Consolidated Mechanical Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the Consolidated Mechanical Effective Date, the Consolidated Mechanical Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
Kent Island Transaction
On September 3, 2024 (the “Kent Island Effective Date”), LFS, Kent Island, and the owner of Kent Island (the “Kent Island Seller”) entered into a Purchase Agreement (the “Kent Island Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Kent Island from the Kent Island Seller (the “Kent Island Transaction”). The Kent Island Transaction closed on the Kent Island Effective Date. As a result of the Kent Island Transaction, Kent Island became a wholly-owned indirect subsidiary of the Company. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total consideration paid by the Company for the Kent Island Transaction at closing was $15.0 million (the “Kent Island Closing Purchase Price”), which was funded by cash on hand. The payment is subject to typical adjustments for working capital. Of the consideration paid to the Kent Island Seller, approximately $0.4 million was held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments. In addition, the Kent Island Seller may receive up to an aggregate of $5.0 million in cash, consisting of two individual tranches of $2.5 million pursuant to the terms of the Kent Island Purchase Agreement, if the gross profit of Kent Island equals or exceeds approximately (i) $3.3 million in the 12-month period beginning on the Kent Island Effective Date (the “First Kent Island Earnout Period”) or (ii) $0.2 million in the 12-month period beginning on the first anniversary of the Kent Island Effective Date (the “Second Kent Island Earnout Period” and together with the First Kent Island Earnout Period, the “Kent Island Earnout Payments”).
Allocation of Purchase Price. The Kent Island Transaction was accounted for as a business combination using the acquisition method. The following table summarizes the preliminary purchase price and estimated fair values of assets acquired and liabilities assumed as of the Kent Island Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill. As a result of the acquisition, the Company recognized $5.5 million of goodwill, which was allocated between the Company's ODR and GCR segments and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtained additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Kent Island Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Kent Island Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings. The following table summarizes the preliminary allocation of the fair value of the assets and liabilities of the Kent Island Transaction as of December 31, 2024.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)	Preliminary Purchase Price Allocation
Consideration:
Cash	$14,603	$671	$15,274
Earnout provision	4,381		4,381
Total Consideration	18,984	671	19,655

Fair value of assets acquired:
Cash and cash equivalents	1,887		1,887
Accounts receivable, including retainage	10,376		10,376
Contract assets	1,457		1,457
Property and equipment	434		434
Intangible assets	10,700		10,700
Amount attributable to assets acquired	24,854	—	24,854

Fair value of liabilities assumed:
Accounts payable, including retainage	4,586		4,586
Accrued expenses and other current liabilities	1,269		1,269
Contract liabilities	4,828		4,828
Amount attributable to liabilities assumed	10,683	—	10,683
Goodwill	$4,813	$671	$5,484
(1)    Measurement period adjustments recorded during the year-ended December 31, 2024 included changes in the total cash consideration for the Kent Island Transaction, resulting in a net increase of approximately $0.7 million to goodwill. The measurement period adjustments related to certain working capital adjustments made in connection with the finalization of the transactions closing date cash consideration.
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

The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible assets. The estimated annual amortization expense for 2025 is approximately $3.5 million and $1.1 million for each of the next four years.
Intangible assets, net as of December 31, 2024 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$200	$(67)	$133	0.6
Customer relationships - ODR	2,625	(130)	2,495	6.3
Customer relationships - GCR	4,875	(241)	4,634	6.3
Backlog - ODR	1,050	(263)	787	0.9
Backlog - GCR	1,950	(488)	1,462	0.9
Total	$10,700	$(1,189)	$9,511	5.0
The aforementioned contingent Kent Island Earnout Payments are associated with the achievement of specified gross profit milestones. The Company estimated that the fair value of the Kent Island Earnout Payments was approximately $4.4 million at the date of acquisition, of which $2.2 million of this balance was included in other long-term liabilities. The Company determined the initial fair value of the Kent Island Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Effective Date, the Kent Island Earnout Payments associated with the Kent Island Transaction were valued utilizing discount rates of 14.9%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Kent Island Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. Subsequent to the Kent Island Effective Date, the Kent Island Earnout Payments are re-measured at fair value each reporting period. Changes in the estimated fair value of the contingent payments subsequent to the acquisition date are recognized immediately in earnings.
ACME Transaction
On July 3, 2023 (the “ACME Effective Date”), the Company, LFS and ACME, and the owner of ACME (the “ACME Seller”) entered into a Purchase Agreement (the “ACME Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in ACME from the ACME Seller (the “ACME Transaction”). The ACME Transaction closed on the ACME Effective Date. As a result of the ACME Transaction, ACME became a wholly-owned indirect subsidiary of the Company. ACME specializes in performing industrial maintenance, capital project work, and emergency services for specialty chemical and manufacturing customers, and is a leading mechanical solutions provider for hydroelectric producers. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total consideration paid by the Company for the ACME Transaction at closing was $5.0 million (the “ACME Closing Purchase Price”), consisting of cash paid to the ACME Seller, subject to typical adjustments for working capital. Of the consideration paid to the ACME Seller, approximately $0.4 million was held in escrow for indemnification purposes. The purchase price was subject to customary post-closing adjustments. In addition, the ACME Seller may receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the ACME Purchase Agreement, if the gross profit of ACME equals or exceeds (i) $2.0 million in the 12-month period beginning on the ACME Effective Date (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the ACME Effective Date (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”). Notwithstanding the foregoing, if ACME’s Adjusted EBITDA, as defined within the ACME Purchase Agreement, for calendar year 2023 was equal to or exceeded $2.5 million then the Company would have been required to pay the ACME Seller $2.5 million, and the ACME Seller would not have been entitled to any further payment. This particular earnout condition was not met as of December 31, 2023.
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
Total consideration paid by the Company for the Industrial Air Transaction at closing was $13.5 million (the “IA Closing Purchase Price”), consisting of cash paid to the IA Seller, subject to typical adjustments for working capital. Of the consideration paid to the IA Seller, approximately $1.4 million was held in escrow for indemnification purposes. The purchase price was subject to customary post-closing adjustments. In addition, the IA Seller may receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the Industrial Air Purchase Agreement, if the gross profit of Industrial Air equals or exceeds (i) $7.6 million in the 12-month period beginning on the IA Effective Date (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the IA Effective Date (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). However, if the gross profit of Industrial Air is less than $7.6 million but exceeds $6.6 million during the First IA Earnout Period then the IA Seller shall receive a portion of the deferred payment made on a pro rata basis. Similarly, if the gross profit of Industrial Air is less than $8.8 million but exceeds $7.8 million during the Second IA Earnout Period then the IA Seller shall receive a portion of the deferred payment made on a pro rata basis.
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
Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2024	December 31, 2023	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,304	$29,247	$(1,943)
Retainage receivable	20,245	22,443	(2,198)
Total contract assets	$47,549	$51,690	$(4,141)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the consolidated balance sheets was $10.9 million and $19.5 million as of December 31, 2024 and 2023, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2024	December 31, 2023	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$44,417	$41,987	$2,430
Provisions for losses	102	173	(71)
Total contract liabilities	$44,519	$42,160	$2,359
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Revenue earned on uncompleted contracts	$618,153	$551,120
Less: Billings to date	(635,266)	(563,860)
Net (overbilling) underbilling	$(17,113)	$(12,740)

(in thousands)	December 31, 2024	December 31, 2023
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,304	$29,247
Billings in excess of costs and estimated earnings on uncompleted contracts	(44,417)	(41,987)
Net (overbilling) underbilling	$(17,113)	$(12,740)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the year ended December 31, 2024, the Company recorded material gross profit write-ups on four ODR segment projects for a total of $3.9 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2024, the Company recorded material gross profit write-ups on three GCR projects for a total of $3.3 million and material gross profit write-downs on two GCR projects for a total of $1.4 million.
During the year ended December 31, 2023, the Company recorded a material gross profit write-down on one ODR segment project for a total of $1.0 million that had a net gross profit impact of $0.5 million or more. During the year ended

December 31, 2023, the Company recorded material gross profit write-ups of $2.2 million on two GCR projects and material gross profit write-downs on two GCR projects for a total of $1.3 million.
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
As of December 31, 2024, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $204.1 million and $140.0 million, respectively. The Company currently estimates that 85% and 72% of its ODR and GCR segment remaining performance obligations as of December 31, 2024, respectively, will be recognized as revenue during 2025, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangible Assets
Goodwill
Goodwill was $33.0 million and $16.4 million as of December 31, 2024 and 2023, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
On October 1, 2024, the Company performed a qualitative assessment. In conducting that qualitative assessment, the Company analyzed a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment was used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value. No impairment losses were identified as a result of its qualitative assessment during the year ended December 31, 2024.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the years ended December 31, 2024 and 2023.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2023	$—	$11,370	$11,370
Goodwill associated with the ACME Transaction(1)	—	2,226	2,226
Goodwill associated with the Industrial Air Transaction	—	2,778	2,778
Goodwill as of December 31, 2023	—	16,374	16,374
Measurement period adjustments - Industrial Air Transaction(2)	—	59	59
Goodwill associated with the Kent Island Transaction(3)	4,244	1,240	5,484
Goodwill associated with the Consolidated Mechanical Transaction	—	11,117	11,117
Goodwill as of December 31, 2024	$4,244	$28,790	$33,034
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
(3)     In connection with the Kent Island Transaction, the Company recorded preliminary goodwill of $4.8 million. During the fourth quarter of 2024, the Company recognized certain adjustments to preliminary estimates of fair value within the measurement period of up to one-year from the date of the Kent Island Transaction. The measurement period adjustments amounted to $0.7 million and related to certain working capital adjustments made in connection with the finalization of the transactions closing date cash consideration.
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
The Company did not recognize an impairment charge on its indefinite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022.
Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2024
Amortized intangible assets:
Customer relationships	$32,820	$(7,124)	$25,696
Backlog	5,560	(3,310)	2,250
Trade name, trademarks and intellectual property	4,550	(1,228)	3,322
Total amortized intangible assets	42,930	(11,662)	31,268
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$52,890	$(11,662)	$41,228
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

Total amortization expense for the Company’s definite-lived intangible assets was $4.7 million, $1.9 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024 and 2023, amortization expense included approximately $0.1 million and less than $0.1 million of amortization expense related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheet.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Intangible Asset	Amortization Method	Weighted Average Remaining Useful Life (Years)
Customer relationships	Straight line / Pattern of economic benefit	7.1
Trade name, trademarks and intellectual property	Straight line	5.4
Backlog	Straight line	0.9
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2025	$6,919
2026	4,339
2027	4,339
2028	4,162
2029	3,821
2030 and thereafter	7,688
Total	$31,268
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued payroll and related liabilities	$8,119	$5,561
Accrued bonus and commissions	14,373	12,254
Accrued insurance liabilities	880	1,007
Accrued job costs	1,274	2,710
Assurance-type warranty liabilities	1,556	1,500
Estimated loss contingency	350	650
Earnout Payments accrued, current	7,412	5,719
Other accrued liabilities	2,863	1,566
Total	$36,827	$30,967
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
The Company’s reconciliation of assurance-type warranties are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Balance at the beginning of the period	$1,500	$1,581
Accruals for warranties issued	261	261
Accruals related to pre-existing warranties (including changes in estimates)	613	932
Settlements made	(818)	(1,274)
Balance at the end of the period	$1,556	$1,500
The Company also offers service-type warranties on certain construction-type projects. These service-type warranties were not accounted for as a separate performance obligation prior to the adoption of ASC Topic 606. Upon adoption of ASC Topic 606, the Company allocated a portion of the contract's transaction price to the service-type warranty based on its estimated standalone selling price. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2024, 2023 and 2022.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2024	December 31, 2023
A&R Wintrust Revolving Loans	$10,000	$10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	11,888	7,347
Financing liability	5,351	5,351
Total debt	$27,239	$22,698
Less – Current portion of long-term debt	(3,314)	(2,680)
Less – Unamortized discount and debt issuance costs	(371)	(387)
Long-term debt	$23,554	$19,631
Maturities of long-term debt and finance leases at December 31, 2024 are as follows:

(in thousands)
2025	$3,271
2026	2,935
2027	2,205
2028	11,559
2029 and thereafter	7,269
Total	$27,239
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
In conjunction with the Company's acquisitions of JMLLC and CSLLC (the “Jake Marshall Transaction”), the Company entered into an amendment and restatement to the Wintrust Credit Agreement (the “A&R Wintrust Credit Agreement”). In accordance with the terms of the A&R Credit Agreement, Lenders provided to LFS (i) a $35.5 million senior secured term loan (the “A&R Wintrust Term Loan”); and (ii) a $25 million senior secured revolving credit facility with a $5 million sublimit for the issuance of letters of credit (the “A&R Wintrust Revolving Loan” and, together with the Term Loan, the “A&R Wintrust Loans”). The overall Wintrust Term Loan commitment under the A&R Wintrust Credit Agreement was recast at $35.5 million in connection with the A&R Credit Agreement. A portion of the A&R Wintrust Term Loan commitment was used to fund the closing purchase price of the Jake Marshall Transaction. The A&R Credit Agreement was also amended to: (i) permit the Company to undertake the Jake Marshall Transaction, (ii) make certain adjustments to the covenants under the A&R Credit Agreement (which were largely done to make certain adjustments for the Jake Marshall Transaction), (iii) allow for the Jake Marshall Earnout Payments (as defined in Note 9 – Fair Value Measurements) under the Jake Marshall Transaction, and (iv) make other corresponding changes to the A&R Credit Agreement.
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
In July 2022, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The new swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. See Note 9 for further information regarding this interest rate swap.
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
As of both December 31, 2024 and 2023, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During both of the years ended December 31, 2024 and 2023, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million and $6.6 million, respectively. For both of the years ended December 31, 2024 and 2023, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At December 31, 2024, the Company had irrevocable letters of credit in the amount of $4.2 million with its lender to secure obligations under its self-insurance program.
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
As of December 31, 2024, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, $0.5 million, $0.5 million and less than $0.1 million of interest expense associated with the financing was recognized, respectively.
Note 8 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Warrants
In conjunction with the Company's initial public offering, the Company issued Public Warrants, Private Warrants and $15 Exercise Price Sponsor Warrants. The Company issued certain Merger Warrants and Additional Merger Warrants in conjunction with the Company's business combination with LHLLC in July 2016. On July 20, 2021, the Public Warrants, Private Warrants, and Additional Merger Warrants expired by their terms. During 2023, 600,000 warrants exercisable for one share of common stock at an exercise price of $15.00 per share (“$15 Exercise Price Sponsor Warrants”) and 606,476 warrants exercisable for one share of common stock at an exercise price of $12.50 per share (“Merger Warrants”) were exercised on a cashless basis by the holders of the warrants, which resulted in the warrants being converted into 167,564 and 274,742 shares of the Company's common stock, respectively. The remaining 23,167 unexercised Merger Warrants expired by their terms on July 20, 2023.
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
See Note 17 – Management Incentive Plans for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
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
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company’s common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. For the years ended December 31, 2024 and 2023, the Company issued 6,090 and 17,661 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during these periods. As of December 31, 2024, 382,866 shares remain available for future issuance under the ESPP.
Note 9 – Fair Value Measurements
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments and certain investments in money market funds sponsored by a large financial institution. Cash equivalents as of December 31, 2023 consisted of overnight repurchase agreements, short term investments, one U.S. Treasury Bill and certain investments in money market funds. For the years ended December 31, 2024 and 2023, the Company recognized interest income in the aggregate of approximately $2.2 million and $1.2 million, respectively. The Company did not recognize interest income during the year ended December 31, 2022. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$38,962	$38,962	$—	$—
Money market fund	4,000	4,000	—	—
Total	$42,962	$42,962	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$43,959	$43,959
U.S. Treasury Bills	10,000	10,000	$—	$—
Money market fund	3,750	3,750	—	—
Total	$57,709	$57,709	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of December 31, 2024, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.

Earnout Payments
As a part of the total consideration for the Jake Marshall Transaction, the former owners of JMLLC and CSLLC were eligible to receive up to an aggregate of $6.0 million in cash, consisting of two tranches of $3.0 million, as defined in the purchase agreement, if the gross profit of the acquired companies equals or exceeds $10.0 million in (i) the approximately 12-month period from closing through December 31, 2022 (the “2022 Jake Marshall Earnout Period”) or (ii) fiscal year 2023 (the “2023 Jake Marshall Earnout Period”), respectively (collectively, the “Jake Marshall Earnout Payments”). To the extent, however, that the gross profit of the acquired companies was less than $10.0 million, but exceeds $8.0 million, during any of the 2022 Jake Marshall Earnout Period or 2023 Jake Marshall Earnout Period, the $3.0 million amount was to be prorated for such period. The Company initially recognized $3.1 million in contingent consideration, of which the entire balance was included in other long-term liabilities in the Company’s consolidated balance sheets on December 2, 2021. The fair value of contingent Jake Marshall Earnout Payments is based on generating growth rates on the projected gross margins of the acquired entities and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2023 and 2024, the Company made two separate payments in the amount of $3.0 million to the former owners of JMLLC and CSLLC related to the 2022 Jake Marshall Earnout Period and the 2023 Jake Marshall Earnout Period, respectively.
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
As a part of the total consideration for the Industrial Air Transaction, the Company recognized $3.2 million in contingent consideration on the IA Effective Date. The fair value of contingent IA Earnout Payments is based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the IA Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the IA Effective Date, the IA Earnout Payments associated with the Industrial Air Transaction were valued utilizing a discount rate of 13.68%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the IA Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage. In February 2025, the Company made a payment in the amount of $3.0 million to the former owner of Industrial Air related to the First Industrial Air Earnout Period.
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
As a part of the total consideration for the Consolidated Mechanical Transaction, the Company recognized $0.8 million in contingent consideration on the Consolidated Mechanical Effective Date. The fair value of contingent Consolidated Mechanical Earnout Payments is based on generating growth rates on the projected gross margins of Consolidated Mechanical and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the Consolidated Mechanical Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Consolidated Mechanical Effective Date, the Consolidated Mechanical Earnout Payments associated with the Consolidated Mechanical Transaction were valued utilizing a discount rate of 10.4%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Consolidated Mechanical Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk free rate, a weighted average cost of capital and certain adjustments for operational leverage.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $3.8 million, $0.7 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, which was presented in the change in fair value of contingent consideration in the Company's consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying consolidated balance sheets, which approximated fair value at December 31, 2024 and 2023.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period(1)	$3,000	$—	$—	$3,000
First Kent Island Earnout Period	2,297	—	—	2,297
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period	1,713	—	—	1,713
Other long-term liabilities:
Second IA Earnout Period	3,222	—	—	3,222
Second Kent Island Earnout Period	2,201	—	—	2,201
Second Consolidated Mechanical Earnout Period	355	—	—	355
Total	$13,190	$—	$—	$13,190

		Fair Value at Reporting Date Using
	December 31, 2023	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
2023 Jake Marshall Earnout Period(2)	$3,000	$—	$—	$3,000
First ACME Earnout Period(3)	429	—	—	429
First IA Earnout Period	2,290	—	$—	2,290
Other long-term liabilities:
Second ACME Earnout Period	1,188	—	—	1,188
Second IA Earnout Period	875	—	—	875
Total	$7,782	$—	$—	$7,782
(1)    In February 2025, the Company made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period.
(2)    In April 2024, the Company made a $3.0 million payment to the former owners of JMLLC and CSLLC related to the 2023 Jake Marshall Earnout Period.
(3)    In September 2024, the Company made a payment in the amount of $0.5 million to the former owner of ACME related to the First ACME Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of December 31, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.2 million and is recognized in other assets on the Company's consolidated balance sheets. For the years ended December 31, 2024, 2023 and 2022, the Company recognized gain of less than $0.1 million, a loss of $0.1 million and a gain of $0.3 million, respectively, on its consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
Note 10 – Earning per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per share of the Company’s common stock applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants, shares issued in conjunction with the Company’s ESPP (defined in Note 8 — Equity) and RSUs, all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended
(in thousands, except per share amounts)	December 31, 2024	December 31, 2023	December 31, 2022
EPS numerator:
Net income	$30,875	$20,754	$6,799

EPS denominator:
Weighted average shares outstanding – basic	11,244	10,773	10,425
In-the-money warrants	—	249	—
Nonvested restricted stock units	783	789	247
Employee stock purchase plan	—	1	5
Weighted average shares outstanding – diluted	12,027	11,812	10,677

EPS:
Basic	$2.75	$1.93	$0.65
Diluted	$2.57	$1.76	$0.64
The following table summarizes the securities that were antidilutive or out-of-the-money, and therefore, were not included in the computations of diluted income per share of the Company’s common stock:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Out-of-the-money warrants	—	—	1,229,643
Service-based RSUs	—	—	—
Performance and market-based RSUs(1)	—	95	—
Employee stock purchase plan	351	1,044	1,573
Total	351	1,139	1,231,216
(1)    For the year ended December 31, 2022, certain market-based awards were not included in the computation of diluted income per common share because the market conditions were not satisfied during the periods and would not be satisfied if the reporting date was at the end of the contingency period.
Note 11 – Income Taxes

The Company is taxed as a C Corporation.
Provision for Income Taxes
The Company’s provision for income taxes relating to continuing operations consists of the following:

	For the Years Ended
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Current tax provision
U.S. Federal	$6,902	$5,851	$2,613
State and local	2,541	1,845	695
Total current tax provision	9,443	7,696	3,308

Deferred tax provision
U.S. Federal	16	(253)	(584)
State and local	(368)	(97)	85
Total deferred tax provision	(352)	(350)	(499)
Income tax provision	$9,091	$7,346	$2,809
The provision for income taxes for the years ended December 31, 2024, 2023 and 2022 resulted in effective tax rates on continuing operations of 22.7%, 26.1%, and 29.2%, respectively. A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax effect	4.3%	4.8%	6.4%
Stock based compensation – restricted stock	(6.6)%	(1.1)%	1.4%
Return to provision adjustment	0.1%	(0.2)%	(0.1)%
Permanent differences	4.6%	1.4%	1.3%
Tax credits	(0.3)%	(0.5)%	(0.9)%
Other	(0.4)%	0.6%	—%
Effective tax rate	22.7%	26.1%	29.2%
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company’s 2021 and forward tax returns remain subject to examination by the U.S. federal taxing authorities. The Company’s 2020 and forward tax returns remain subject to examination by the various state taxing authorities.

Deferred Tax Assets (Liabilities)
The significant components of deferred tax assets (liabilities) were as follows:

	As of As of December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accrued expenses	$649	$699
Allowance for doubtful accounts	100	74
Intangibles	915	435
Goodwill	3,581	3,057
Startup costs	48	57
Stock-based compensation	2,187	1,804
Research and development expenses	1,415	1,276
Lease liabilities	7,018	6,193
Accrued bonuses and commissions	384	424
Total deferred tax assets	16,297	14,019

Deferred tax liabilities:
Fixed assets	(4,386)	(3,413)
Right-of-use assets	(5,317)	(4,566)
Percentage of completion	(1,006)	(814)
Interest	(57)	(47)
Total deferred tax liabilities	(10,766)	(8,840)

Net deferred tax asset	$5,531	$5,179
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. After giving consideration to these factors, management concluded that it was more likely than not that the deferred tax assets would be fully realized, and as a result, no valuation allowance against the deferred tax assets was deemed necessary at December 31, 2024 and 2023.
At December 31, 2024 and 2023, the Company had no net operating loss carryforwards.
Liabilities for Uncertain Tax Positions
The Company had no unrecognized tax benefits as of December 31, 2024 and 2023.
Note 12 – Operating Segments
As discussed in Note 1, the Company operates in two segments (i) ODR, in which the Company provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. Segment information is prepared on the same basis that the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at branches into one ODR reportable segment and all of the GCR work performed at branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. For the years ended December 31, 2024 and 2023, no ODR or GCR segment customers accounted for 10% or more of the Company’s consolidated total revenue. For the year ended December 31, 2022, no ODR-related segment customers accounted for 10% or more of the Company’s consolidated total revenue and one GCR segment customer accounted for approximately 11% of consolidated total revenue.
Consolidated segment information for the periods presented is as follows:

	For the Years Ended December 31,
(in thousands)	2024	2023	2022
Statement of Operations Data:
Revenue:
ODR	$345,500	$261,958	$216,403
GCR	173,281	254,392	280,379
Total revenue	518,781	516,350	496,782

Gross profit:
ODR	107,775	76,090	55,119
GCR	36,506	43,200	38,622
Total gross profit	144,281	119,290	93,741

Selling, general and administrative (1)	97,199	87,397	77,879
Change in fair value of contingent consideration	3,770	729	2,285
Amortization of intangibles	4,688	1,880	1,567
Operating income	$38,624	$29,284	$12,010

Interest expense	(1,869)	(2,046)	(2,144)
Interest income	2,227	1,217	—
Loss on early termination of operating lease	—	—	(849)
Loss on early debt extinguishment	—	(311)	—
Gain (loss) on change in fair value of interest rate swap	34	(124)	310
Gain on disposition of property and equipment	950	80	281
Total unallocated amounts	1,342	(1,184)	(2,402)
Total consolidated income before income taxes	$39,966	$28,100	$9,608
(1)    Included within selling, general and administrative expenses was $5.8 million, $4.9 million and $2.7 million of stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company’s payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2024, the Company had approximately $109.3 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024	December 31, 2023
Current liability — workers’ compensation and general liability	$395	$188
Current liability — medical and dental	485	819
Non-current liability	505	645
Total liability	$1,385	$1,652
Restricted cash	$65	$65
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 14 - Leases
The Company leases real estate, vehicles and other equipment. The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement. Classification and initial measurement of the right-of-use asset and lease liability are determined at the lease commencement date. The Company elected the short-term lease measurement and recognition exemption; therefore, leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. Instead, the short-term leases are recognized in expense on a straight-line basis over the lease term.
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

Related Party Lease Agreements. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who became a full-time employee of the Company. The lease term is ten years and includes an option to extend the lease for two successive periods of two years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years six through 10 of the lease term. Fixed rent payments for the extension term are increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
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
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of December 31, 2024, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For the years ended December 31, 2024, 2023 and 2022, the Company recorded $1.2 million, $1.2 million and $1.1 million of income in selling, general and administrative expenses related to this sublease agreement.

The following table summarizes the lease amounts included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023:

(in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets(1)(2)	$21,539	$19,727
Finance	Property and equipment, net(3)(4)	13,966	9,561
Total lease assets		$35,505	$29,288

Liabilities
Current
Operating	Current operating lease liabilities	$4,093	$3,627
Finance	Current portion of long-term debt	3,314	2,680
Noncurrent
Operating	Long-term operating lease liabilities	17,766	16,037
Finance	Long-term debt(5)	13,925	10,018
Total lease liabilities		$39,098	$32,362
(1)    Operating lease assets are recorded net of accumulated amortization of $14.1 million and $13.6 million at December 31, 2024 and 2023, respectively.
(2)    Includes approximately $0.9 million and $1.0 million at December 31, 2024 and 2023, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.0 million and $4.5 million at December 31, 2024 and 2023, respectively.
(4)    Includes approximately $2.4 million of net property assets associated with the Company's Pontiac Facility at both December 31, 2024 and 2023.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both December 31, 2024 and 2023. See Note 7 — Debt for further detail.
The following table summarizes the lease costs included in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

	Classification on the Consolidated	For the Years Ended December 31,
(in thousands)	Statements of Operations	2024	2023	2022
Operating lease cost	Cost of revenue(1)	$2,863	$2,184	$2,627
Operating lease cost	Selling, general and administrative(1)	2,457	2,550	2,555
Finance lease cost:
Amortization	Cost of revenue(2)	3,147	2,753	2,687
Interest	Interest expense, net	515	384	264
Total lease cost		$8,982	$7,871	$8,133
(1)    Operating lease costs recorded in cost of revenue includes $0.4 million, $0.4 million and $0.5 million of variable lease costs for the years ended December 31, 2024, 2023 and 2022 respectively. In addition, $0.4 million of variable lease costs are included in selling, general and administrative expenses for the year ended December 31, 2024 and $0.5 million for each of the years ended December 31, 2023 and 2022, respectively. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)    Finance lease costs recorded in cost of revenue includes $4.0 million, $3.7 million and $3.8 million of variable leases costs for the years ended December 31, 2024, 2023, and 2022 respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of December 31, 2024 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
2025	$3,878	$528	$4,406	$4,500	$765	$5,265	$939
2026	3,346	542	3,888	4,609	770	5,379	967
2027	2,447	555	3,002	3,451	871	4,322	326
2028	1,701	569	2,270	2,498	871	3,369	—
2029	1,878	583	2,461	1,799	876	2,675	—
Thereafter	108	13,149	13,257	752	4,121	4,874	—
Total minimum lease payments	13,358	15,926	29,284	17,609	8,274	25,884	$2,233
Financing Component (3)	(1,470)	(10,575)	(12,045)	(2,213)	(1,812)	(4,025)
Net present value of minimum lease payments	11,888	5,351	17,239	15,397	6,462	21,859
Less: current portion of finance and operating lease obligations	(3,314)	—	(3,314)	(3,659)	(434)	(4,093)
Long-term finance and operating lease obligations	$8,574	$5,351	$13,925	$11,737	$6,028	$17,766
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
The following is a summary of the lease terms and discount rates as of:

	December 31, 2024	December 31, 2023
Weighted average lease term (in years):
Operating	5.90	6.54
Finance(1)	3.84	3.10

Weighted average discount rate:
Operating	6.02%	6.74%
Finance(1)	6.06%	5.33%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 7 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,065	$4,705	$5,055
Operating cash flows from finance leases	504	343	264
Financing cash flows from finance leases	2,938	2,737	2,734
Right-of-use assets exchanged for lease liabilities
Operating leases	$4,775	$3,135	$—
Finance leases	7,586	5,219	2,634
Right-of-use assets disposed or adjusted modifying operating leases liabilities	$1,268	$1,112	$2,455
Right-of-use assets disposed or adjusted modifying finance leases liabilities	$—	$(93)	$(77)
Note 15 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $2.8 million for the year ended December 31, 2024, as compared to $2.6 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. The Company may make a discretionary profit sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit sharing contributions were made for the years ended December 31, 2024, 2023 or 2022.

Note 16 – Multiemployer Pension Plans
The Company participates in approximately 50 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2024, approximately 45% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $28.2 million for the year ended December 31, 2024, as compared to $31.8 million and $31.3 million for the years ended December 31, 2023 and 2022, respectively. Of these amounts, total contributions to MEPPs accounted for $10.3 million, $11.6 million and $12.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which in certain circumstances is 2023 for the 2024 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)			Contributions greater than 5% of total contributions (1)	Surcharge Imposed	Expiration date of CBA
		2024	2023		2024	2023	2022
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Green	Green	N/A	$1,308	$1,439	$1,483	No	No	May-26
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	1,157	1,140	1,204	No	No	Aug-25
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Green	Green	N/A	1,098	1,175	1,371	No	No	May-25
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Green	Green	N/A	984	1,255	1,245	Yes	No	May-26
Plumbers and Pipefitters Local Union No. 43 Pension Fund	62-6101288 / 001	Green	Green	N/A	875	1,500	1,205	Yes	No	June-28
United Association National Pension Fund	52-6152779 / 001	Green	Green	N/A	715	579	525	No	No	Ranging from May-25 - May-27
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	571	592	596	Yes	No	May-25
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Yellow	Red	Implemented	565	633	537	No	No	Apr-26
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green	Green	N/A	537	345	393	No	No	May-27
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green	Green	N/A	475	830	1,232	Yes	No	May 26
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 /001	Red(2)	Red	Implemented	423	330	316	Yes	No	May-26
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	388	295	609	No	No	Jul-25
Sheet Metal Workers' National Pension Fund	52-6112463 / 001	Green	Green	N/A	297	540	792	No	No	Ranging from Apr-26 - Jun-28
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Green	Green	N/A	200	113	8	No	No	Apr-26
Ironworkers Local 704 Pension Fund	62-6098036 / 001	Green	Green	N/A	138	236	46	No	No	Apr-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	138	178	247	No	No	May-27

Refrigeration, Air Conditioning & Service Division (UA-NJ) Pension Plan	22-6109064 / 001	Green	Green	N/A	100	83	65	No	No	Jul-27
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green(2)	Green	N/A	77	87	103	No	No	May-26
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	33	27	25	No	Yes	Apr-25
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	33	25	25	No	No	Apr-27
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	9	65	81	No	No	May-27
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	2	5	14	No	No	Aug-25
Airconditioning and Refrigeration Industry Retirement Trust Fund	95-6035386 / 001	Green	Green	N/A	—	8	74	No	No	Aug-24(3)
Southern California Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	N/A	—	4	130	No	No	Aug-26
Sheet Metal Workers' Pension Plan of Southern California, Arizona and Nevada	95-6052257 / 001	Green	Green	N/A	—	—	139	No	No	Jun-24(3)
Laborers District Council Pension and Disability Trust Fund No. 2	52-0749130 / 001	Green	Green	N/A	—	—	10	No	No	Oct-25
All other plans (24, 13 and 11 as of December 31, 2024, 2023 and 2022, respectively)					131	153	103
				Total Contributions	$10,254	$11,637	$12,578
(1)    This information was obtained from the respective plan’s Form 5500 (“Forms”) for the most current available filing. These dates may not correspond with the Company’s fiscal year contributions. The above-noted percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of the Company’s subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.
(2)    Funding status based off of the prior year funding notice as the current year’s funding notice was not available prior to the filing of this Annual Report on Form 10-K.
(3)    In February 2022, the Company announced its strategic decision to wind down its Southern California operations and executed the closeout phases on its remaining business unit projects during 2023. As such, these CBAs were not renewed.

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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives and employees vest ratably, on an annual basis, over three years. Service-based RSUs granted to non-employee directors vest ratably over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.1 million, $1.5 million and $1.6 million of stock-based compensation expense related to outstanding service-based RSUs, respectively.
The following table summarizes the Company’s service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2022	266,089	$8.45
Granted	184,941	8.97
Vested	(146,151)	7.78
Forfeited	(24,604)	9.43
Unvested at December 31, 2022	280,275	$9.06
Granted	164,413	11.94
Vested	(163,354)	8.58
Forfeited	(42,131)	10.63
Unvested at December 31, 2023	239,203	$11.09
Granted	54,747	45.77
Vested	(140,248)	11.62
Forfeited	(3,896)	29.23
Unvested at December 31, 2024	149,806	$22.79
Performance-Based Awards
The Company grants performance-based restricted stock units (“PRSUs”) to executives, employees and former executives under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA and EBITDA margin performance goals generally over a three-year period.
The Company recognizes stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $3.6 million and $3.4 million and $1.2 million, respectively, of stock-based compensation expense related to outstanding PRSUs.
The following table summarizes the Company’s PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2022	280,700	$9.46
Granted	258,363	7.18
Vested	—	—
Forfeited	(41,123)	8.98
Unvested at December 31, 2022	497,940	$8.32
Granted	289,092	12.77
Performance factor adjustment(1)	32,327	4.29
Vested	(121,827)	4.29
Forfeited	(116,911)	9.81
Unvested at December 31, 2023	580,621	$10.85
Granted	84,869	45.58
Performance factor adjustment(2)	54,067	12.78
Vested	(211,634)	12.78
Forfeited	(11,637)	22.16
Unvested at December 31, 2024	496,286	$15.91
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
(2)    Performance-based awards covering the three-year period ended December 31, 2023 were paid out in the first quarter of 2024 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 134.3% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 54,067 shares of the Company's common stock as additional awards associated with the original grant.
Stock-Based Compensation Expense
Total recognized stock-based compensation expense amounted to $5.8 million, $4.9 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $16.9 million, $3.8 million and $1.3 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $4.9 million at December 31, 2024. These costs are expected to be recognized over a weighted average period of 1.69 years.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2024, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive

Officer and Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may, from time to time, enter into plans or arrangements for the purchase or sale of the Company’s shares of common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 related to the Company’s directors is incorporated herein by reference to the information to be included under the similarly named section of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 11, 2025 (the “2025 Proxy Statement”). Information regarding the procedures by which the Company’s stockholders may recommend nominees to its Board of Directors is incorporated by reference to the information to be included under the similarly named section of the 2025 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors in 2024. Information about the Company’s Audit Committee, including its members, is incorporated by reference to the information to be included under the similarly named section of the 2025 Proxy Statement. Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers” and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
The Company’s Code of Ethics, which covers all employees (including the Company’s executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is available on the Company’s website at https://www.limbachinc.com/investor-relations/corporate-governance/, and copies are available to stockholders without charge upon written request to the Company (attention: General Counsel) at the Company’s principal executive offices. Any substantive amendment to the Code of Ethics or any waiver of the Code granted to the Company’s executive officers will be posted on the Company’s website at https://www.limbachinc.com/investor-relations/ within five business days (and will be retained on the website for at least one year).
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the material under the similarly named section of the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the material under the similarly named section of the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the material under the similarly named section of the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the material under the similarly named section of the 2025 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) Documents filed as part of this Report
(1)    Financial Statements. See “Index to Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)    Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
(3)    Exhibits. The exhibits listed in the “Exhibits Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K.
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

10.18*
Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 6, 2025)

10.19*
Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 6, 2025)

10.20*
Limbach Holdings, Inc. Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 6, 2025)

10.21*
Employment Agreement, dated as of March 23, 2016, by and between the Company and Charles A. Bacon, III (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the U.S. Securities and Exchange Commission on March 29, 2016).

10.22†
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

10.26*
Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan, dated as of April 29, 2019 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (File No. 333-232407) filed with the U.S. Securities and Exchange Commission on June 27, 2019).

10.27*
Offer Letter, dated September 29, 2019, by and between the Company and Jayme Brooks (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on September 30, 2019).

10.28*
Separation Agreement, dated as of October 23, 2019, by and between the Company and John T. Jordan, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on October 30, 2019.)

10.29
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

10.30
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

10.32
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

10.33
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

10.34
Membership Interest Purchase Agreement, dated as of December 2, 2021, by and between Jake Marshal, LLC, Coating Solutions, LLC, Richard L. Pollard, Matthew S. Pollard, Limbach Holdings, Inc. and Limbach Facility Services LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36541), filed with the SEC on December 3, 2021).

10.35
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

10.38*
Employment Transition Agreement dated January 17, 2023, by and between Limbach Holdings, Inc. and Charles A. Bacon, III (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on January 17, 2023).

10.39*
Limbach Facility Services LLC Performance Bonus Plan for Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on February 2, 2023).

10.40
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

10.41
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

19.1	Limbach Holdings, Inc. Insider Trading Policy (filed herewith)
21.1	Subsidiaries of the Company (filed herewith)
23.1	Consent of Crowe LLP.
24.1	Power of Attorney (included on the signature page).
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document)
†	The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any such schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
*	Management contract of compensatory plan or arrangement.

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
Date: March 10, 2025
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

Signature	Title	Date

/s/ Michael M. McCann	President and Chief Executive Officer and Director	March 10, 2025
Michael M. McCann	(principal executive officer)

/s/ Jayme L. Brooks	Executive Vice President and Chief Financial Officer	March 10, 2025
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Joshua S. Horowitz	Director and Chairman	March 10, 2025
Joshua S. Horowitz

/s/ Linda G. Alvarado	Director	March 10, 2025
Linda G. Alvarado

/s/ David R. Gaboury	Director	March 10, 2025
David R. Gaboury

/s/ Laurel J. Krzeminski	Director	March 10, 2025
Laurel J. Krzeminski

/s/ Michael F. McNally	Director	March 10, 2025
Michael F. McNally

/s/ Gordon G. Pratt	Director	March 10, 2025
Gordon G. Pratt