Form 10-Q
period 2025-03-31
Limbach Holdings, Inc.
filed 2025-05-05
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 1, 2025, there were 11,624,639 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,090	$44,930
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $407 and $387 as of March 31, 2025 and December 31, 2024, respectively)	110,851	119,659
Contract assets	45,018	47,549
Other current assets	10,476	8,131
Total current assets	204,500	220,334

Property and equipment, net	31,174	30,126
Intangible assets, net	39,393	41,228
Goodwill	33,142	33,034
Operating lease right-of-use assets	20,516	21,539
Deferred tax asset	7,412	5,531
Other assets	233	337
Total assets	$336,370	$352,129

LIABILITIES
Current liabilities:
Current portion of long-term debt	$3,419	$3,314
Current operating lease liabilities	4,192	4,093
Accounts payable, including retainage	54,901	60,814
Contract liabilities	40,173	44,519
Accrued income taxes	1,131	1,470
Accrued expenses and other current liabilities	27,923	36,827
Total current liabilities	131,739	151,037
Long-term debt	23,692	23,554
Long-term operating lease liabilities	16,682	17,766
Other long-term liabilities	3,127	6,281
Total liabilities	175,240	198,638
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,804,291 and 11,452,753, respectively, and 11,624,639 and 11,273,101 outstanding, respectively	1	1
Additional paid-in capital	91,654	94,229
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	71,475	61,261
Total stockholders’ equity	161,130	153,491
Total liabilities and stockholders’ equity	$336,370	$352,129
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Revenue	$133,108	$118,976
Cost of revenue	96,389	87,888
Gross profit	36,719	31,088
Operating expenses:
Selling, general and administrative	26,518	22,876
Change in fair value of contingent consideration	427	623
Amortization of intangibles	1,863	1,057
Total operating expenses	28,808	24,556
Operating income	7,911	6,532
Other income (expenses):
Interest expense	(526)	(475)
Interest income	370	562
Gain on disposition of property and equipment	333	491
(Loss) gain on change in fair value of interest rate swap	(97)	149
Total other income	80	727
Income before income taxes	7,991	7,259
Income tax benefit	(2,223)	(327)
Net income	$10,214	$7,586

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.89	$0.68
Diluted	$0.85	$0.64
Weighted average number of shares outstanding:
Basic	11,419,455	11,159,849
Diluted	12,051,678	11,894,747
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Non-cash stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$10,214	$7,586
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,072	2,712
Provision for credit losses	77	39
Non-cash stock-based compensation expense	1,594	1,249
Noncash operating lease expense	994	1,045
Amortization of debt issuance costs	11	11
Deferred income tax provision	(1,881)	(327)
Gain on sale of property and equipment	(333)	(491)
Loss on change in fair value of contingent consideration	427	623
Gain (loss) on change in fair value of interest rate swap	97	(149)
Changes in operating assets and liabilities:
Accounts receivable	8,900	1,861
Contract assets	2,438	4,594
Other current assets	(2,345)	(592)
Accounts payable, including retainage	(6,006)	(14,060)
Accrued taxes payable	(339)	—
Contract liabilities	(4,346)	(1,052)
Operating lease liabilities	(985)	(974)
Accrued expenses and other current liabilities	(9,582)	(5,863)
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	—
Other long-term liabilities	(55)	(156)
Net cash provided by (used in) operating activities	2,241	(3,944)
Cash flows from investing activities:
Consolidated Mechanical Transaction, measurement period adjustment	(14)	—
Proceeds from sale of property and equipment	319	561
Advances from joint ventures	—	4
Purchase of property and equipment	(2,230)	(2,541)
Net cash used in investing activities	(1,925)	(1,976)
Cash flows from financing activities:
Payment of contingent consideration liability up to acquisition-date fair value	(2,289)	—
Payments on finance leases	(851)	(693)
Proceeds from the sale of shares to cover employee taxes	6,344	—
Taxes paid related to net-share settlement of equity awards	(10,684)	(5,187)
Proceeds from contributions to Employee Stock Purchase Plan	324	206
Net cash used in financing activities	(7,156)	(5,674)
Decrease in cash, cash equivalents and restricted cash	(6,840)	(11,594)
Cash, cash equivalents and restricted cash, beginning of period	44,995	59,898
Cash, cash equivalents and restricted cash, end of period	$38,155	$48,304
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—
Right of use assets obtained in exchange for new operating lease liabilities	—	2,097
Right of use assets obtained in exchange for new finance lease liabilities	1,318	308
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(41)
Interest paid	526	484
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets; healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has approximately 1,400 employees in 20 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects to existing buildings direct to, or assigned by, building owners or property managers, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. The Company's work is primarily performed under fixed price, modified fixed price, and time and material contracts over periods of typically less than two years.
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, (“LC LP”), Harper Limbach LLC (“Harper”), Harper Limbach Construction LLC (“Harper Construction LLC”), Limbach Facility & Project Solutions LLC (“LFPS”), Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island Mechanical, LLC (“Kent Island”) and Consolidated Mechanical, LLC (“Consolidated Mechanical”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (“SEC”). Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the SEC on March 10, 2025.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2025, its results of operations and equity for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
The Condensed Consolidated Balance Sheet as of December 31, 2024 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 10, 2025, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Companies have the option to apply this guidance either on a retrospective or prospective basis, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard in its 2025 Form 10-K. This standard will not have an impact on the Company's consolidated financial position, results of operations or cash flows, but will affect its financial statement disclosures as discussed above.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity and amends the scope guidance for contracts in an entity's own equity. The ASU addresses how convertible instruments are accounted for in the calculation of diluted earnings per share by using the if-converted method. The guidance is effective for all entities for fiscal years beginning after March 31, 2024, albeit early adoption is permitted no earlier than fiscal years beginning after December 15, 2020. The Company has adopted this pronouncement and concluded that there’s no impact on the Company’s condensed consolidated financial statements.
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
Allocation of Purchase Price. The Consolidated Mechanical Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $11.1 million of goodwill, which was fully allocated to the Company's ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Consolidated Mechanical Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Consolidated Mechanical Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings.
The following table summarizes the purchase price and estimated fair values of assets acquired and liabilities assumed as of the Consolidated Mechanical Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)	Adjusted Purchase Price Allocation
Consideration:
Cash	$23,591	$14	$23,605
Earnout provision	757	—	757
Total Consideration	24,348	14	24,362

Fair value of assets acquired:
Cash and cash equivalents	390	—	390
Accounts receivable, including retainage	3,128	—	3,128
Contract assets	233	—	233
Other current assets	64	—	64
Property and equipment	548	—	548
Intangible assets	10,100	—	10,100
Amount attributable to assets acquired	14,463	—	14,463

Fair value of liabilities assumed:
Accounts payable, including retainage	291	—	291
Accrued expenses and other current liabilities	461	—	461
Contract liabilities	480	—	480
Amount attributable to liabilities assumed	1,232	—	1,232
Goodwill	$11,117	$14	$11,131
(1)    Measurement period adjustments recorded during the first quarter of 2025 included changes in the total cash consideration for the Consolidated Mechanical Transaction, resulting in a net increase less than $0.1 million to goodwill. The measurement period adjustments related to certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration.
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
Allocation of Purchase Price. The Kent Island Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $5.6 million of goodwill, which was allocated between the Company's ODR and GCR segments and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtains new information regarding facts and circumstances that existed as of the Kent Island Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would accordingly revise its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Kent Island Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings.
The following table summarizes the purchase price and estimated fair values of assets acquired and liabilities assumed as of the Kent Island Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)(2)	Adjusted Purchase Price Allocation
Consideration:
Cash	$14,603	$671	$15,274
Earnout provision	4,381		4,381
Total Consideration	18,984	671	19,655

Fair value of assets acquired:
Cash and cash equivalents	1,887		1,887
Accounts receivable, including retainage	10,376		10,376
Contract assets	1,457	(93)	1,364
Property and equipment	434		434
Intangible assets	10,700		10,700
Amount attributable to assets acquired	24,854	(93)	24,761

Fair value of liabilities assumed:
Accounts payable, including retainage	4,586		4,586
Accrued expenses and other current liabilities	1,269		1,269
Contract liabilities	4,828		4,828
Amount attributable to liabilities assumed	10,683	—	10,683
Goodwill	$4,813	$764	$5,577
(1)    Measurement period adjustments recorded during the year-ended December 31, 2024 included changes in the total cash consideration for the Kent Island Transaction, resulting in a net increase of approximately $0.7 million to goodwill. The measurement period adjustments related to certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration.

(2)    Measurement period adjustments recorded during the first quarter of 2025 reflect changes to the fair value of contract assets acquired, resulting in a net increase of approximately $0.1 million to goodwill.
Note 4 – Revenue from Contracts with Customers
The Company generates revenue from construction-type contracts, primarily consisting of fixed-price contracts, to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from three months to two years. Revenue from fixed price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed price contracts.
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
Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2025	December 31, 2024	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,810	$27,304	$(494)
Retainage receivable	18,208	20,245	(2,037)
Total contract assets	$45,018	$47,549	$(2,531)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $11.6 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.

Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2025	December 31, 2024	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$40,165	$44,417	$(4,252)
Provisions for losses	8	102	(94)
Total contract liabilities	$40,173	$44,519	$(4,346)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Revenue earned on uncompleted contracts	$567,685	$618,153
Less: Billings to date	(581,040)	(635,266)
Net (overbilling) underbilling	$(13,355)	$(17,113)

(in thousands)	March 31, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$26,810	$27,304
Billings in excess of costs and estimated earnings on uncompleted contracts	(40,165)	(44,417)
Net (overbilling) underbilling	$(13,355)	$(17,113)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended March 31, 2025, the Company recorded a material gross profit write-up on one GCR project for a total of $0.9 million that had a net gross profit impact of $0.5 million or more. During the three months ended March 31, 2024, the Company recorded material gross profit write-ups on two ODR projects for a total of $2.0 million that had a net gross profit impact of $0.5 million or more. There were no material gross profit write-downs recognized during the three months ended March 31, 2025 and 2024.
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
As of March 31, 2025, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $227.8 million and $120.2 million, respectively. The Company currently estimates that 88% and 63% of its ODR and GCR segment remaining performance obligations as of March 31, 2025, respectively, will be recognized as revenue during the remainder of 2025, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.

Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $33.1 million and $33.0 million as of March 31, 2025 and December 31, 2024, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more-likely-than-not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three months ended March 31, 2025 and March 31, 2024.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments for the three months ended March 31, 2025 and for the year ended December 31, 2024.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2024	$—	$16,374	$16,374
Measurement period adjustments - Industrial Air Transaction(1)	—	59	59
Goodwill associated with the Kent Island Transaction(2)	4,244	1,240	5,484
Goodwill associated with the Consolidated Mechanical Transaction	—	11,117	11,117
Goodwill as of December 31, 2024	4,244	28,790	33,034
Measurement period adjustments - Kent Island Transaction(2)	94	—	94
Measurement period adjustments - Consolidated Mechanical Transaction(3)	—	14	14
Goodwill as of March 31, 2025	$4,338	$28,804	$33,142
(1)     Includes certain adjustments to preliminary estimates of fair value within the measurement period of up to one-year from the date of the Industrial Air transaction. Measurement period adjustments related to certain working capital adjustments.
(2)     In connection with the Kent Island Transaction, the Company recorded preliminary goodwill of $4.8 million. During the fourth quarter of 2024, the Company recognized certain adjustments to preliminary estimates of fair value within the measurement period of up to one-year from the date of the Kent Island Transaction. The measurement period adjustments amounted to $0.7 million and related to certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration. In addition, during the first quarter of 2025, the Company recognized further adjustments to the preliminary estimates of fair value within the measurement period of $0.1 million related to the receipt of additional information regarding the facts and circumstances that existed as of the acquisition date.
(3)    During the first quarter of 2025, the Company recognized certain adjustments to the preliminary estimates of fair value within the measurement period amounting to less than $0.1 million associated with certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration.

Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2025
Amortized intangible assets:
Customer relationships	$32,820	$(8,160)	$24,660
Backlog	5,560	(3,872)	1,688
Trade name, trademarks and intellectual property	4,550	(1,465)	3,085
Total amortized intangible assets	42,930	(13,497)	29,433
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$52,890	$(13,497)	$39,393
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
Total amortization expense for the Company's definite-lived intangible assets was $1.9 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2025	December 31, 2024
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	12,126	11,888
Financing liability	5,351	5,351
Total debt	27,477	27,239
Less - Current portion of long-term debt	(3,419)	(3,314)
Less - Unamortized discount and debt issuance costs	(366)	(371)
Long-term debt	$23,692	$23,554

Wintrust Revolving Loans
On May 5, 2023, LFS, LHLLC and the direct and indirect subsidiaries of LFS from time to time included as parties to the agreement (the “Wintrust Guarantors”) entered into the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”) with the lenders party thereto and Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent, which amended and restated the previous amended and restated Wintrust credit agreement. In accordance with the Second A&R Credit Agreement (i) lenders provided to LFS a $50.0 million senior secured revolving credit facility with a $5.0 million sublimit for the issuance of letters of credit, an increase of $25.0 million over the A&R Wintrust Revolving Loan, with a maturity date of February 24, 2028 (the “Second A&R Wintrust Revolving Loan”), and (ii) LFS repaid the then outstanding principal balance of the A&R Wintrust Term Loan using proceeds of the Second A&R Wintrust Revolving Loan. Prior to the execution of this agreement, the Company repaid $9.6 million of the then outstanding balance under the A&R Term Loan with cash on hand. As a result of the early repayment of the A&R Wintrust Term Loan and certain changes to the members of the loan syndicate under the Second A&R Wintrust Credit Agreement, the Company wrote off approximately $0.3 million of unamortized debt issuance costs, which are reported as a loss on early debt extinguishment on the Company's condensed consolidated statements of operations.
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
The Company is party to an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the Second A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. See Note 8 for further information regarding this interest rate swap.

As of March 31, 2025 and December 31, 2024, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the three months ended March 31, 2025 and 2024, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million. For the three months ended March 31, 2025 and 2024, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At March 31, 2025, the Company had irrevocable letters of credit in the amount of $5.1 million with its lender to secure obligations under its self-insurance program.
The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	3.10%	—%	0.25%
II	Less than or equal to 1.00 to 1.00	2.60%	(0.50)%	0.25%
As of March 31, 2025, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of March 31, 2025, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For both the three months ended March 31, 2025 and 2024, approximately $0.1 million of interest expense associated with the financing was recognized, respectively.
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
In April 2025, the Board of Directors approved certain amendments to the 2023 Amended and Restated Omnibus Incentive Plan to make certain changes related to the treatment of death, disability, retirement and reduction in force as it relates to the plan participants. The amendments are subject to stockholder approval at the Company’s Annual Meeting to be held on June 11, 2025. See Note 14 — Management Incentive Plans for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company's common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2025, the Company issued 2,321 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2024. In January 2024, the Company issued a total of 2,989 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2023. As of March 31, 2025, 380,545 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2025 and December 31, 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short term investments and certain investments in money market funds sponsored by a large financial institution. For the three months ending March 31, 2025 and 2024, the Company recognized interest income in the aggregate of approximately $0.4 million and $0.6 million, respectively, associated with its overnight repurchase agreements and money market funds. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$32,018	$32,018	$—	$—
Money market fund	4,744	4,744	—	—
Total	$36,762	$36,762	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$38,962	$38,962	$—	$—
Money market fund	4,000	4,000	—	—
Total	$42,962	$42,962	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of March 31, 2025, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Company's July 2023 acquisition of ACME, the former owner of ACME is eligible to receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the purchase agreement, if the gross profit of ACME equals or exceeds (i) $2.0 million in the 12-month period beginning from the closing date of the transaction (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”). The Company initially recognized $1.5 million in contingent consideration as of the closing date of the transaction. The fair value of contingent ACME Earnout Payments is based on generating growth rates on the projected gross margins of ACME and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In September 2024, the Company made a payment in the amount of $0.5 million to the former owner of ACME related to the First ACME Earnout Period.
As a part of the total consideration for Company's November 2023 acquisition of Industrial Air, the former owner of Industrial Air is eligible to receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the purchase agreement, if the gross profit of Industrial Air equals or exceeds (i) $7.6 million in the 12-month period beginning on the closing date of the transaction (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). The Company initially recognized

$3.2 million in contingent consideration as of the closing date of the transaction. The fair value of contingent IA Earnout Payments is based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In February 2025, the Company made a payment in the amount of $3.0 million to the former owners of Industrial Air related to the First Industrial Air Earnout Period.
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
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively, which was presented in the change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at March 31, 2025 and December 31, 2024.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First Kent Island Earnout Period	$2,365	$—	$—	$2,365
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period	1,857	—	—	1,857
Second IA Earnout Period	3,314	—	—	3,314
Other long-term liabilities:
Second Kent Island Earnout Period	2,244	—	—	2,244
Second Consolidated Mechanical Earnout Period	436	—	—	436
Total	$10,618	$—	$—	$10,618

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period(1)	$3,000	$—	$—	$3,000
First Kent Island Earnout Period	2,297	—	—	2,297
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period	1,713	—	—	1,713
Other long-term liabilities:
Second IA Earnout Period	3,222	—	—	3,222
Second Kent Island Earnout Period	2,201	—	—	2,201
Second Consolidated Mechanical Earnout Period	355	—	—	355
Total	$13,190	$—	$—	$13,190
(1)    In February 2025, the Company made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of March 31, 2025, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company recognized a loss of $0.1 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three months ended March 31, 2024, the Company recognized a gain of approximately $0.1 million on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
EPS numerator:
Net income	$10,214	$7,586

EPS denominator:
Weighted average shares outstanding – basic	11,419	11,160
Impact of dilutive securities	633	735
Weighted average shares outstanding – diluted	12,052	11,895

EPS:
Basic	$0.89	$0.68
Diluted	$0.85	$0.64
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended March 31,
	2025	2024
Performance-based RSUs (See Note 14)	—	261
Market-based RSUs (See Note 14)	7,451	—
Total	7,451	261
Note 10 – Income Taxes
The Company is taxed as a C corporation.
For interim periods, the provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate, adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.
The following table presents our income tax benefit and our income tax rate for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Income tax benefit	$(2,223)	$(327)
Income tax rate	(27.8)%	(4.5)%
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2025 and 2024. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the three months ended March 31, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
No valuation allowance was required as of March 31, 2025 or December 31, 2024.
Note 11 – Operating Segments
As discussed in Note 1, the Company operates in two segments (i) ODR, in which the Company provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. Segment information is prepared on the same basis the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Statement of Operations Data:
Revenue:
ODR	$90,393	$74,256
GCR	42,715	44,720
Total revenue	133,108	118,976

Gross profit:
ODR	26,161	22,161
GCR	10,558	8,927
Total gross profit	36,719	31,088

Selling, general and administrative(1)	26,518	22,876
Change in fair value of contingent consideration	427	623
Amortization of intangibles	1,863	1,057
Operating income	$7,911	$6,532

Other income (expenses):
Interest expense	(526)	(475)
Interest income	370	562
Gain on disposition of property and equipment	333	491
(Loss) gain on change in fair value of interest rate swap	(97)	149
Total other income (expenses)	80	727
Income before income taxes	$7,991	$7,259
(1)    Included within selling, general and administrative expenses was $1.6 million and $1.2 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
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
In conjunction with the closing of the ACME Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of ACME who became a full-time employee of the Company. The lease term of the lease ran through December 31, 2024 and included an option to extend the lease for one successive period of one year through December 2025, which was not executed by the Company. Base rent for the term of the lease was $17,000 per month for the first six months with payment commencing on July 1, 2023. The fixed rent payment was escalated to $18,000 per month for the twelve month period ending December 31, 2024. In addition, under the agreement, the Company was required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses. Following the expiration of the ACME facilities lease, ACME moved its operations to the aforementioned Jake Marshall leased facilities.
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
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of March 31, 2025, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
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

For both the three months ended March 31, 2025 and 2024, the Company recorded approximately $0.3 million of income in selling, general and administrative expense related to this sublease agreement.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets(1)(2)	$20,516	$21,539
Finance	Property and equipment, net(3)(4)	14,119	13,966
Total lease assets		$34,635	$35,505

Liabilities
Current
Operating	Current operating lease liabilities	$4,192	$4,093
Finance	Current portion of long-term debt	3,419	3,314
Noncurrent
Operating	Long-term operating lease liabilities	16,682	17,766
Finance	Long-term debt(5)	14,058	13,925
Total lease liabilities		$38,351	$39,098
(1)     Operating lease assets are recorded net of accumulated amortization of $14.8 million at March 31, 2025 and $14.1 million at December 31, 2024.
(2)    Includes approximately $0.9 million at both March 31, 2025 and December 31, 2024, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $5.7 million at March 31, 2025 and $5.0 million at December 31, 2024.
(4)    Includes approximately $2.4 million of net property assets associated with the Company's Pontiac Facility at both March 31, 2025 and December 31, 2024, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both March 31, 2025 and December 31, 2024. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2025	2024
Operating lease cost	Cost of revenue(1)	$858	$588
Operating lease cost	Selling, general and administrative(1)	447	726
Finance lease cost
Amortization	Cost of revenue(2)	929	740
Interest	Interest expense, net(2)	176	119
Total lease cost		$2,410	$2,173
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for both the three months ended March 31, 2025 and 2024. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended March 31, 2025 and 2024, respectively. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $1.1 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of March 31, 2025 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2025	$3,045	$397	$3,442	$3,395	$574	$3,969	$818
2026	3,562	542	4,104	4,609	770	5,379	1,132
2027	2,670	555	3,225	3,451	871	4,322	495
2028	1,974	569	2,543	2,498	871	3,369	14
2029	2,154	583	2,737	1,799	876	2,675	—
Thereafter	191	13,149	13,340	753	4,121	4,874	—
Total minimum lease payments	13,596	15,795	29,391	16,505	8,083	24,588	$2,459
Financing Component (3)	(1,470)	(10,444)	(11,914)	(1,986)	(1,728)	(3,714)
Net present value of minimum lease payments	12,126	5,351	17,477	14,519	6,355	20,874
Less: current portion of finance and operating lease obligations	(3,419)	—	(3,419)	(3,752)	(440)	(4,192)
Long-term finance and operating lease obligations	$8,707	$5,351	$14,058	$10,767	$5,915	$16,682
(1)    Associated with the aforementioned related party leases entered into with former members of JMLLC and Industrial Air.
(2)    Associated with the aforementioned third party sublease agreement.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	March 31, 2025	December 31, 2024
Weighted average lease term (in years):
Operating	5.73	5.90
Finance (1)	3.79	3.84

Weighted average discount rate:
Operating	6.02%	6.02%
Finance (1)	5.99%	6.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,296	$1,250
Operating cash flows from finance leases	163	121
Financing cash flows from finance leases	851	695
Right-of-use assets exchanged for lease liabilities:
Operating leases	—	2,097
Finance leases	1,318	308
Right-of-use assets disposed or adjusted modifying finance leases liabilities	—	(41)
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2025, the Company had approximately $113.0 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $4.6 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as current and non-current liabilities. The liability is determined by establishing a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the condensed consolidated balance sheets.
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

The components of the self-insurance liability as of March 31, 2025 and December 31, 2024 are as follows:

(in thousands)	March 31, 2025	December 31, 2024
Current liability — workers’ compensation and general liability	$275	$395
Current liability — medical and dental	624	485
Non-current liability	450	505
Total liability	$1,349	$1,385
Restricted cash	$65	$65
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
Following the approval of the 2023 Amended and Restated Omnibus Incentive Plan, the Company has reserved 3,050,000 shares of its common stock for issuance. The number of shares issued or reserved pursuant to the Omnibus Incentive Plan will be adjusted by the plan administrator, as they deem appropriate and equitable, as a result of stock splits, stock dividends, and similar changes in the Company’s common stock. In connection with the grant of an award, the plan administrator may provide for the treatment of such award in the event of a change in control. Historically, all awards are made in the form of shares only.
Effective January 1, 2025, the Company adopted a Severance and Change in Control Plan (the “Severance Plan”). The purpose of the Severance Plan is to provide financial support to a group of senior-level executives of the Company following a qualifying termination of employment, consistent with the Company’s values and culture and to help attract and retain highly qualified employees essential to the Company’s success.
In April 2025, the Board of Directors approved certain amendments to the 2023 Amended and Restated Omnibus Incentive Plan to make certain changes related to the treatment of death, disability, retirement and reduction in force as it relates to the plan participants. The amendments are subject to stockholder approval at the Company’s Annual Meeting to be held on June 11, 2025.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the three months ended March 31, 2025 and 2024, the Company recognized $0.6 million and $0.5 million of non-cash stock-based compensation expense related to outstanding service-based RSUs, respectively.

The following table summarizes the Company's service-based RSU activity for the three months ended March 31, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	149,806	$22.79
Granted	30,481	85.09
Vested	(89,858)	19.88
Forfeited	(152)	45.47
Unvested at March 31, 2025	90,277	$46.68
Performance-Based Awards
The Company has granted performance-based restricted stock units (“PRSUs”) under which shares of the Company’s common stock may be earned based on the Company’s performance compared to defined metrics. The number of shares earned under a performance award may vary from zero to 150% of the target shares awarded, based upon the Company’s performance compared to the metrics. The metrics used for the grant are determined by the Company’s Compensation Committee of the Board of Directors and are based on internal measures such as the achievement of certain predetermined adjusted EBITDA and EBITDA margin performance goals generally over a three-year period.
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For both the three months ended March 31, 2025 and 2024, the Company recognized $0.7 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of March 31, 2025 are related to awards granted in fiscal years 2023 and 2024.
The following table summarizes the Company's PRSU activity for the three months ended March 31, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	496,286	$15.91
Granted	—	—
Performance factor adjustment(1)	106,471	8.21
Vested	(319,430)	8.21
Forfeited	(452)	45.47
Unvested at March 31, 2025	282,875	$21.67
(1)     Performance-based awards covering the three-year period ended December 31, 2024 were paid out in the first quarter of 2025 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 150% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 106,471 shares of the Company's common stock as additional awards associated with the original grant.
Market-Based Awards
During the first quarter of 2025, the Company granted market-based RSUs (“MRSUs”) to certain employees that vest based on the Company's total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index over a three-year performance period. The number of shares that ultimately vest can range from 0% to 150% of the target award, based on the Company's TSR percentile ranking relative to the Russell 2000 Index constituents during the performance period.
Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company's stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three months ended March 31, 2025, the Company recognized $0.3 million of non-cash stock-based compensation expense related to outstanding MRSUs. No MRSUs were outstanding during the three months ended March 31, 2024.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	49,460	89.75
Vested	—
Forfeited	—	—
Unvested at March 31, 2025	49,460	$89.75
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $1.6 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2025 and 2024 was $29.7 million and $16.8 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $10.4 million at March 31, 2025. These costs are expected to be recognized over a weighted average period of 2.05 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our management’s expectations. See “Cautionary Note Regarding Forward-Looking Statements” contained above in this Quarterly Report on Form 10-Q. The Company assumes no obligation to update any of these forward-looking statements, unless required to do so by applicable law.
Unless the context otherwise requires, a reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) contained in Part I, "Item 1. Financial Statements."
Overview
The Company is a building systems solutions firm that partners with building owners and facilities managers with mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has approximately 1,400 team members in 20 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for the Company's administrative, estimating, human resources, safety, information technology, legal, finance and accounting team members and executives. Also included in SG&A expenses are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of the Company's business and to meet the compliance requirements associated with operating as a public company. Those costs include accounting, human resources, information technology, legal personnel, additional consulting, legal and audit fees, insurance costs, Board of Directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Change in fair value of contingent consideration
The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from the acquisitions of each of ACME, Industrial Air, Kent Island and Consolidated Mechanical. As a part of the total consideration for the ACME, Industrial Air, Kent Island and Consolidated Mechanical transactions, the Company initially recognized $1.5 million, $3.2 million and $4.4 million and $0.8 million, respectively, in contingent consideration associated with their respective earnout payments. The carrying values of the ACME, Industrial Air, Kent Island and Consolidated Mechanical Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
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
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company's debt, gains or losses associated with the disposition of property and equipment, changes in fair value of interest rate swaps, and interest income earned from its overnight repurchase agreements and money market investments and the Company's interest rate swap agreement. Deferred financing costs are amortized to interest expense using the effective interest method.

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
Operating Segments
The Company manages and measures the performance of its business in two operating segments: ODR and GCR. Segment information is prepared on the same basis that the Company’s CODM reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

Comparison of Results of Operations for the three months ended March 31, 2025 and 2024
The following table presents operating results for the three months ended March 31, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended March 31,
	2025			2024
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$90,393	67.9%		$74,256	62.4%
GCR	42,715	32.1%		44,720	37.6%
Total revenue	133,108	100.0%		118,976	100.0%

Gross profit:
ODR	26,161	28.9%	(1)	22,161	29.8%	(1)
GCR	10,558	24.7%	(2)	8,927	20.0%	(2)
Total gross profit	36,719	27.6%		31,088	26.1%

Selling, general and administrative(3)	26,518	19.9%		22,876	19.2%
Change in fair value of contingent consideration	427	0.3%		623	0.5%
Amortization of intangibles	1,863	1.4%		1,057	0.9%
Total operating income	7,911	5.9%		6,532	5.5%

Other income	80	0.1%		727	0.6%
Total income before income taxes	7,991	6.0%		7,259	6.1%
Income tax benefit	(2,223)	(1.7)%		(327)	(0.3)%
Net income	$10,214	7.7%		$7,586	6.4%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.6 million and $1.2 million of non-cash stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
Revenue

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$90,393	$74,256	$16,137	21.7%
GCR	42,715	44,720	(2,005)	(4.5)%
Total revenue	$133,108	$118,976	$14,132	11.9%
Revenue for the three months ended March 31, 2025 increased by $14.1 million compared to the three months ended March 31, 2024. ODR revenue increased by $16.1 million, or 21.7%, while GCR revenue decreased by $2.0 million, or 4.5%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the Consolidated Mechanical Transaction. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR, partially offset by an increase in GCR revenue associated with the operations of Kent Island. Kent Island and Consolidated Mechanical were not acquired entities of the Company for the three months ended March 31, 2024.

Gross Profit

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$26,161	$22,161	$4,000	18.0%
GCR	10,558	8,927	1,631	18.3%
Total gross profit	$36,719	$31,088	$5,631	18.1%

Total gross profit as a percentage of total revenue	27.6%	26.1%
The Company's gross profit for the three months ended March 31, 2025 increased by $5.6 million compared to the three months ended March 31, 2024. ODR gross profit increased $4.0 million, or 18.0%, due to an increase in revenue despite slightly lower segment margins of 28.9% versus 29.8% resulting from certain ODR-related project write-ups recognized in the first quarter of 2024. GCR gross profit increased $1.6 million, or 18.3%, due to higher margins on project work period-over-period despite lower revenue. The total gross profit percentage increased from 26.1% for the three months ended March 31, 2024 to 27.6% for the same period ended in 2025, mainly driven by the mix of higher margin ODR segment work and the Company continuing to be more selective when pursuing GCR work.
During the three months ended March 31, 2025 and 2024, the Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended March 31, 2025, the Company recorded a material gross profit write-up on one GCR project for a total of $0.9 million that had a net gross profit impact of $0.5 million or more. During the three months ended March 31, 2024, the Company recorded material gross profit write-ups on two ODR projects for a total of $2.0 million that had a net gross profit impact of $0.5 million or more. There were no material gross profit write-downs recognized during the three months ended March 31, 2025 and 2024.
Selling, General and Administrative

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$26,518	$22,876	$3,642	15.9%

Total selling, general and administrative as a percentage of total revenue	19.9%	19.2%
The Company's SG&A expense for the three months ended March 31, 2025 increased by approximately $3.6 million compared to the three months ended March 31, 2024. The Company’s SG&A expense for the three months ended March 31, 2025 increased due to a $2.0 million increase in payroll related expenses, a $0.5 million increase in professional services fees, a $0.4 million increase in non-cash stock-based compensation expenses and a $0.2 million increase in travel and entertainment related expenses. These variances include SG&A associated with Kent Island and Consolidated Mechanical, which were not acquired entities of the Company during the three months ended March 31, 2024. As a result of these factors, SG&A expense as a percentage of revenue increased to 19.9% for the three months ended March 31, 2025 as compared to 19.2% for the three months ended March 31, 2024.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was an expense of $0.4 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of March 31, 2025 and 2024. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.

Amortization of Intangibles

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,863	$1,057	$806	76.3%
Total amortization expense for the three months ended March 31, 2025 and 2024 was $1.9 million and $1.1 million, respectively. The period-over-period increase is a result of the Kent Island and Consolidated Mechanical acquisitions, which were not acquired entities of the Company during the three months ended March 31, 2024. See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other Income (Expenses)

	Three Months Ended March 31,
	2025	2024	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(526)	$(475)	$(51)	10.7%
Interest income	370	562	(192)	(34.2)%
Gain on disposition of property and equipment	333	491	(158)	(32.2)%
(Loss) gain on change in fair value of interest rate swap	(97)	149	(246)	(165.1)%
Total other income (expenses)	$80	$727	$(647)	(89.0)%
Total other income for the three months ended March 31, 2025 was less than $0.1 million as compared to $0.7 million for the three months ended March 31, 2024. The change period-over-period was primarily driven by a $0.2 million loss period-over-period associated with the Company's interest rate swap arrangement, a $0.2 million decrease in interest income related to lower interest rates and a lower average amount of cash invested in overnight repurchase agreements and money market funds, and a $0.2 million decrease in gains associated with the disposition of certain property and equipment.
Income Taxes
The Company recorded an income tax benefit of $2.2 million for the three months ended March 31, 2025 compared to an income tax benefit of $0.3 million for the three months ended March 31, 2024. The effective tax rate was (27.8)% and (4.5)% for the three months ended March 31, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the three months ended March 31, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
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
The Company's ODR backlog as of March 31, 2025 was $249.0 million compared to $225.3 million as of December 31, 2024. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its service contracts and projects. Based on historical trends, the Company currently estimates that 87% of its ODR backlog as of March 31, 2025 will be recognized as revenue over the remainder of 2025. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company's GCR backlog as of March 31, 2025 was $120.2 million compared to $140.0 million at December 31, 2024. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 63% of its GCR backlog as of March 31, 2025 will be recognized as revenue over the remainder of 2025. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company is closely monitoring evolving macroeconomic conditions and heightened geopolitical risks. During the first quarter of 2025, there was a marked increase in economic and trade policy uncertainty globally. Rising trade tensions and changes to trade policy could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in markets and can contribute to supply chain vulnerabilities and pricing fluctuations. The Company remains proactive in its collaboration with suppliers to mitigate potential shortages and reduce supply and price volatility. The Company anticipates a higher level of uncertainty with respect to inflation and other macroeconomic trends.
While the impact of these factors remains uncertain, the Company continues to evaluate the extent to which they may impact its business, financial condition or results of operations. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. In periods of economic uncertainty, businesses and organizations may delay or cancel large capital projects, such as new construction or major mechanical system upgrades. The Company’s service contracts and maintenance work often remain stable or even increase, as customers prioritize maintaining existing systems over capital-intensive replacements. Further, economic downturns may lead to increased competition and pricing pressures, impacting revenue and margins. The Company believes that its diversified customer offerings reduce its exposure to market volatility. While the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
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
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its offerings to better serve its customers. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company’s ODR growth strategy, expands and/or supplements the Company’s current breadth of offerings and is culturally compatible. See Note 3 for further information on the Company’s most recent acquisition activity.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to the Company’s results of operations and financial condition. During 2024, the Company experienced higher cost of materials on specific projects and delays in its supply chain for equipment and service vehicles from the manufacturers. When appropriate, the Company includes cost escalation factors into its bids and proposals, and limits the acceptance time of its bid. In addition, the Company is often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on its projects.

Notwithstanding these efforts, if the Company experiences significant disruptions to its supply chain, it may need to delay certain projects that would otherwise be accretive to its business, and this may also impact the conversion rate of its current backlog into revenue.
In February 2025, the United States government imposed new import tariffs, including duties on steel and aluminum. The higher cost of imported steel and aluminum has prompted domestic suppliers to raise their own prices for these inputs. These tariffs, along with any additional duties or trade restrictions that may be enacted by the United States or other countries, could increase costs, alter competitive dynamics and reduce the availability of steel, aluminum, resins and other imported components and materials. Because the Company’s ODR segment typically operates on a short sales cycle, it can often pass cost increases on to the customers; however, the Company may be unable to offset all price increases or to secure adequate alternative sources of supply in a timely manner. Although retaliatory tariffs imposed by other countries on the United States have not yet had a material impact, future developments are uncertain, and the ultimate effect of current or future tariffs on the Company cannot be quantified at this time. Currently the environment related to both domestic and foreign tariffs is fluid and evolving and it is likely that such matters will continue to develop. Given that these matters have been hard to anticipate and are continuing to evolve it is not practical for the Company to predict what, if any, impact these matters may have on the Company in the near and long term but as those matters develop it is possible that the imposition of tariffs and similar matters may impact the Company, and in some cases in material ways.
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
The following table presents summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$2,241	$(3,944)
Investing activities	(1,925)	(1,976)
Financing activities	(7,156)	(5,674)
Net decrease in cash, cash equivalents and restricted cash	$(6,840)	$(11,594)

Noncash investing and financing transactions:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$2,097
Right of use assets obtained in exchange for new finance lease liabilities	1,318	308
Right of use assets disposed or adjusted modifying finance lease liabilities	—	(41)
Interest paid	526	484
Cash paid for income taxes	$—	$—
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of March 31, 2025 and December 31, 2024, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.

The Company's existing current backlog is projected to provide considerable coverage of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, it has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	March 31, 2025	December 31, 2024
Current assets	$204,500	$220,334
Current liabilities	(131,739)	(151,037)

Net working capital	$72,761	$69,297
Current ratio (1)	1.55	1.46
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of March 31, 2025, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Three Months Ended March 31,
(in thousands)	2025	2024	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$10,214	$7,586	$2,628
Non-cash operating activities(1)	5,058	4,712	346
Changes in operating assets and liabilities:
Accounts receivable	8,900	1,861	7,039
Contract assets	2,438	4,594	(2,156)
Other current assets	(2,345)	(592)	(1,753)
Accounts payable, including retainage	(6,006)	(14,060)	8,054
Accrued taxes payable	(339)	—	(339)
Contract liabilities	(4,346)	(1,052)	(3,294)
Operating lease liabilities	(985)	(974)	(11)
Accrued expenses and other current liabilities	(9,582)	(5,863)	(3,719)
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	—	(711)
Other long-term liabilities	(55)	(156)	101
Cash used in working capital	(13,031)	(16,242)	3,211
Net cash provided by (used in) operating activities	$2,241	$(3,944)	$6,185
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses, non-cash stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, changes in fair value of contingent consideration and changes in the fair value of the Company's interest rate swap.
During the three months ended March 31, 2025, the Company generated $2.2 million in cash for its operating activities, which consisted of net income of $10.2 million and certain non-cash adjustments of $5.1 million, partly offset by cash used in working capital of $13.0 million. During the three months ended March 31, 2024, the Company used $3.9 million from its operating activities, which consisted of cash used in working capital of $16.2 million, partly offset by non-cash adjustments of $4.7 million and net income for the period of $7.6 million.
The increase in operating cash flows during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to a $8.1 million period-over-period cash inflow related to the change in accounts payable, including retainage, which was due to the timing of cash payments and a $7.0 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts. These cash inflows were partially offset by a $5.5 million cash outflow related to the aggregate change in the Company's contract assets and liabilities and a $3.7 million cash outflow related to accrued expenses and other current liabilities.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $1.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. Cash used in investing activities for the three months ended March 31, 2025 included a cash outflow of $2.2 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $0.3 million in proceeds from the sale of property and equipment. Cash used in investing activities for the three months ended March 31, 2024 included a cash outflow of $2.5 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings, partially offset by $0.6 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchases in 2025 and 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $7.2 million for the three months ended March 31, 2025 compared to $5.7 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company paid approximately $10.7 million in taxes related to the net share settlement of equity awards, $0.9 million for payments on finance leases and made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period, of which $2.3 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by proceeds of $6.3 million associated with the sale of shares to satisfy employee tax withholding requirements and $0.3 million associated with proceeds from employee contributions to the ESPP.
During the three months ended March 31, 2024, the Company paid approximately $5.2 million in taxes related to net share settlement of equity awards and $0.7 million for payments on finance leases. These cash financing outflows were partially offset by $0.2 million associated with proceeds from contributions to the ESPP.
The following table reflects our available funding capacity, subject to covenant restrictions, as of March 31, 2025:

(in thousands)
Cash & cash equivalents(1)		$38,090
Credit agreement:
Second A&R Wintrust Revolving Loan	$50,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(5,055)
Net credit agreement capacity available		34,945
Total available funding capacity		$73,035
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2025 consisted of certain overnight repurchase agreements and money market investments.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the three months ended March 31, 2025. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.

Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $38.1 million as of March 31, 2025, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $34.9 million of availability as of March 31, 2025) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2025	December 31, 2024
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	12,126	11,888
Financing liability	5,351	5,351
Total debt	27,477	27,239
Less - Current portion of long-term debt	(3,419)	(3,314)
Less - Unamortized discount and debt issuance costs	(366)	(371)
Long-term debt	$23,692	$23,554
See Note 6 for further discussion.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of March 31, 2025 and December 31, 2024, the Company had approximately $113.0 million and $109.3 million in surety bonds outstanding, respectively. The Company believes that its $800.0 million bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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
Multiemployer Pension Plans
The Company participates in approximately 50 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.
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
Management believes there have been no significant changes during the three months ended March 31, 2025, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under its Second A&R Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of March 31, 2025, the Company had $10.0 million of direct borrowings outstanding under its Second A&R Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, an increase or decrease in interest rates would not have a material impact on the Company’s condensed consolidated statements of operations. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2025 were $38.1 million, which consisted of $36.8 million of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid and certain investments in money market funds sponsored by a large financial institution. For the three months ended March 31, 2025, the Company recognized interest income in the aggregate of approximately $0.4 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2025, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended March 31, 2025, the following officer of the Company adopted a Rule 10b5-1 trading arrangement.

Name and Title	Date of Adoption(1)	Scheduled Expiration Date(2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold
Jay A. Sharp, Regional President, Northeast and Midwest	March 14, 2025	March 31, 2026	Sale of 8,000 shares of common stock
(1)    Transactions under the Rule 10b5-1 plan commence no earlier than 90 days after adoption.
(2)    The plan expires on March 31, 2026, or upon the earlier completion of all authorized transactions under the plan.
This trading arrangement was adopted in accordance with the Company's insider trading policy and applicable SEC rules. No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), during the quarterly period covered by this report.

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
Date: May 5, 2025