Form 10-Q
period 2025-06-30
Limbach Holdings, Inc.
filed 2025-08-05
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 4, 2025, there were 11,626,814 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, the Company's results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include: (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of orders in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xii) delays and/or defaults in customer payments; (xiii) unsatisfactory safety performance; (xiv) labor disputes with unions representing our employees; (xv) strikes or work stoppages; (xvi) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xvii) our dependence on subcontracts and suppliers of equipment and materials; (xviii) price increases in materials; (xix) changes in energy prices; (xx) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxi) reputational harm arising from our participation in construction joint ventures; (xxii) any difficulties in the financial and surety markets; (xxiii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxiv) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxv) impairment charges for goodwill and intangible assets; (xxvi) unexpected expenses arising from contractual warranty obligations; (xxvii) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxviii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxix) increased debt service obligations due to our variable rate indebtedness; (xxx) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxi) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxii) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxiii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxiv) future climate change; (xxxv) market or regulatory responses to climate change; (xxxvi) increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices; (xxxvii) adverse weather conditions, which may harm our business and financial results; (xxxviii) information technology system failures, network disruptions or cyber security breaches, events or attacks; (xxxix) changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems; (xl) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xli) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlii) costs associated with compliance with environmental, safety and health regulations; (xliii) our failure to comply with immigration laws and labor regulations; and (xliv) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,940	$44,930
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $454 and $387 as of June 30, 2025 and December 31, 2024, respectively)	113,065	119,659
Contract assets	45,812	47,549
Income tax receivable	1,916	—
Other current assets	9,172	8,131
Total current assets	208,970	220,334

Property and equipment, net	36,351	30,126
Intangible assets, net	37,666	41,228
Goodwill	33,131	33,034
Operating lease right-of-use assets	21,165	21,539
Deferred tax asset	5,402	5,531
Other assets	295	337
Total assets	$342,980	$352,129

LIABILITIES
Current liabilities:
Current portion of long-term debt	$4,423	$3,314
Current operating lease liabilities	4,133	4,093
Accounts payable, including retainage	55,386	60,814
Contract liabilities	32,100	44,519
Accrued income taxes	—	1,470
Accrued expenses and other current liabilities	27,411	36,827
Total current liabilities	123,453	151,037
Long-term debt	28,397	23,554
Long-term operating lease liabilities	17,433	17,766
Other long-term liabilities	3,163	6,281
Total liabilities	172,446	198,638
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,804,291 and 11,452,753, respectively, and 11,624,639 and 11,273,101 outstanding, respectively	1	1
Additional paid-in capital	93,296	94,229
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	79,237	61,261
Total stockholders’ equity	170,534	153,491
Total liabilities and stockholders’ equity	$342,980	$352,129
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$142,241	$122,235	$275,349	$241,211
Cost of revenue	102,415	88,727	198,804	176,615
Gross profit	39,826	33,508	76,545	64,596
Operating expenses:
Selling, general and administrative	26,632	23,176	53,150	46,052
Change in fair value of contingent consideration	795	1,111	1,222	1,734
Amortization of intangibles	1,757	1,031	3,620	2,088
Total operating expenses	29,184	25,318	57,992	49,874
Operating income	10,642	8,190	18,553	14,722
Other income (expenses):
Interest expense	(563)	(432)	(1,089)	(907)
Interest income	334	546	704	1,108
Gain on disposition of property and equipment	407	66	740	557
(Loss) gain on change in fair value of interest rate swap	(56)	(12)	(153)	137
Total other income	122	168	202	895
Income before income taxes	10,764	8,358	18,755	15,617
Income tax expense	3,002	2,395	779	2,068
Net income	$7,762	$5,963	$17,976	$13,549

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.67	$0.53	$1.56	$1.21
Diluted	$0.64	$0.50	$1.48	$1.13
Weighted average number of shares outstanding:
Basic	11,624,639	11,268,465	11,522,614	11,214,157
Diluted	12,114,221	11,966,917	12,106,967	11,974,133
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130
Non-cash stock-based compensation	—	—	—	1,642	—	—	1,642
Net income	—	—	—	—	—	7,762	7,762
Balance at June 30, 2025	11,804,291	(179,652)	$1	$93,296	$(2,000)	$79,237	$170,534

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Non-cash stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528
Non-cash stock-based compensation	—	—	—	1,471	—	—	1,471
Shares issued related to vested restricted stock units	1,914	—	—	—	—	—	—
Net income	—	—	—	—	—	5,963	5,963
Balance at June 30, 2024	11,449,652	(179,652)	$1	$91,026	$(2,000)	$43,935	$132,962

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$17,976	$13,549
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,995	5,520
Provision for credit losses	139	90
Non-cash stock-based compensation expense	3,236	2,720
Non-cash operating lease expense	1,992	2,089
Amortization of debt issuance costs	21	21
Deferred income tax provision	128	(107)
Gain on sale of property and equipment	(740)	(557)
Loss on change in fair value of contingent consideration	1,222	1,734
Loss (gain) on change in fair value of interest rate swap	153	(137)
Changes in operating assets and liabilities:
Accounts receivable	6,455	496
Contract assets	1,644	3,715
Other current assets	(1,040)	(376)
Accounts payable, including retainage	(5,428)	(12,195)
Prepaid income taxes	(1,916)	(601)
Accrued taxes payable	(1,470)	(266)
Contract liabilities	(12,419)	4,301
Operating lease liabilities	(1,968)	(1,961)
Accrued expenses and other current liabilities	(10,890)	(3,639)
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	(1,687)
Other long-term liabilities	(137)	(149)
Net cash provided by operating activities	4,242	12,560
Cash flows from investing activities:
Consolidated Mechanical Transaction, measurement period adjustment	(3)	—
Proceeds from sale of property and equipment	926	598
Advances from joint ventures	—	7
Purchase of property and equipment	(3,075)	(5,836)
Net cash used in investing activities	(2,152)	(5,231)
Cash flows from financing activities:
Payments of debt issuance costs	(125)	—
Payment of contingent consideration liability up to acquisition-date fair value	(2,289)	(1,313)
Payments on finance leases	(1,767)	(1,407)
Proceeds from the sale of shares to cover employee taxes	6,344	—
Taxes paid related to net-share settlement of equity awards	(10,684)	(5,187)
Proceeds from contributions to Employee Stock Purchase Plan	441	279
Net cash used in financing activities	(8,080)	(7,628)
Decrease in cash, cash equivalents and restricted cash	(5,990)	(299)
Cash, cash equivalents and restricted cash, beginning of period	44,995	59,898
Cash, cash equivalents and restricted cash, end of period	$39,005	$59,599
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—
Right of use assets obtained in exchange for new operating lease liabilities	1,676	3,200
Right of use assets obtained in exchange for new finance lease liabilities	7,933	1,341
Right of use assets disposed or adjusted modifying finance lease liabilities	—	2
Interest paid	1,058	918
Cash paid for income taxes	$4,023	$3,041

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets; healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has approximately 1,300 employees in 20 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
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
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction-type contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves, income tax valuation allowances, fair value of contingent consideration arrangements and contingencies. If the underlying estimates and assumptions upon which the condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2025, its results of operations and equity for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt this standard in its 2025 Form 10-K. This standard will not have a material impact on the Company's consolidated financial position, results of operations or cash flows, but will affect its financial statement disclosures as discussed above.
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

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)	Adjusted Purchase Price Allocation
Consideration:
Cash	$23,591	$3	$23,594
Earnout provision	757	—	757
Total Consideration	24,348	3	24,351

Fair value of assets acquired:
Cash and cash equivalents	390	—	390
Accounts receivable, including retainage	3,128	—	3,128
Contract assets	233	—	233
Other current assets	64	—	64
Property and equipment	548	—	548
Intangible assets	10,100	—	10,100
Amount attributable to assets acquired	14,463	—	14,463

Fair value of liabilities assumed:
Accounts payable, including retainage	291	—	291
Accrued expenses and other current liabilities	461	—	461
Contract liabilities	480	—	480
Amount attributable to liabilities assumed	1,232	—	1,232
Goodwill	$11,117	$3	$11,120
(1)    Measurement period adjustments recorded during the first half of 2025 included changes in the total cash consideration for the Consolidated Mechanical Transaction, resulting in a net increase less than $0.1 million to goodwill. The measurement period adjustments related to certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration.
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

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments(1)(2)	Adjusted Purchase Price Allocation
Consideration:
Cash	$14,603	$671	$15,274
Earnout provision	4,381		4,381
Total Consideration	18,984	671	19,655

Fair value of assets acquired:
Cash and cash equivalents	1,887		1,887
Accounts receivable, including retainage	10,376		10,376
Contract assets	1,457	(94)	1,363
Property and equipment	434		434
Intangible assets	10,700		10,700
Amount attributable to assets acquired	24,854	(94)	24,760

Fair value of liabilities assumed:
Accounts payable, including retainage	4,586		4,586
Accrued expenses and other current liabilities	1,269		1,269
Contract liabilities	4,828		4,828
Amount attributable to liabilities assumed	10,683	—	10,683
Goodwill	$4,813	$765	$5,578
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
Note 4 – Revenue from Contracts with Customers
The Company generates revenue from construction-type contracts, primarily consisting of fixed-price contracts, to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of its contracts generally ranges from three months to two years. Revenue from fixed-price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed-price contracts.
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
Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2025	December 31, 2024	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,775	$27,304	$471
Retainage receivable	18,037	20,245	(2,208)
Total contract assets	$45,812	$47,549	$(1,737)
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $11.5 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2025	December 31, 2024	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$32,083	$44,417	$(12,334)
Provisions for losses	17	102	(85)
Total contract liabilities	$32,100	$44,519	$(12,419)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Revenue earned on uncompleted contracts	$570,329	$618,153
Less: Billings to date	(574,637)	(635,266)
Net (overbilling) underbilling	$(4,308)	$(17,113)

(in thousands)	June 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,775	$27,304
Billings in excess of costs and estimated earnings on uncompleted contracts	(32,083)	(44,417)
Net (overbilling) underbilling	$(4,308)	$(17,113)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended June 30, 2025, the Company recorded a material gross profit write-down on one GCR project for a total of $0.6 million that had a net gross profit impact of $0.5 million or more. The Company did not record any material gross profit write-ups that had a net gross profit impact of $0.5 million or more during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $1.4 million that had a net gross profit impact of $0.5 million or more. The Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more during the six months ended June 30, 2025.
During the three months ended June 30, 2024, the Company recorded material gross profit write-ups on two ODR projects and two GCR projects for a total of $1.5 million and $1.5 million, respectively, that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.7 million, respectively, that had a net gross profit impact of $0.5 million or more. During the three and six months ended June 30, 2024, the Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more.
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
As of June 30, 2025, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $212.3 million and $99.5 million, respectively. The Company currently estimates that 66% and 49% of its ODR and GCR segment remaining performance obligations as of June 30, 2025, respectively, will be recognized as revenue during the remainder of 2025, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.

Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $33.1 million and $33.0 million as of June 30, 2025 and December 31, 2024, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more-likely-than-not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and six months ended June 30, 2025 and June 30, 2024.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments for the six months ended June 30, 2025 and for the year ended December 31, 2024.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2024	$—	$16,374	$16,374
Measurement period adjustments - Industrial Air Transaction(1)	—	59	59
Goodwill associated with the Kent Island Transaction(2)	4,244	1,240	5,484
Goodwill associated with the Consolidated Mechanical Transaction	—	11,117	11,117
Goodwill as of December 31, 2024	4,244	28,790	33,034
Measurement period adjustments - Kent Island Transaction(2)	94	—	94
Measurement period adjustments - Consolidated Mechanical Transaction(3)	—	3	3
Goodwill as of June 30, 2025	$4,338	$28,793	$33,131
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
(3)    During the first half of 2025, the Company recognized certain adjustments to the preliminary estimates of fair value within the measurement period amounting to less than $0.1 million associated with certain working capital adjustments made in connection with the finalization of the transaction’s closing date cash consideration.

Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2025
Amortized intangible assets:
Customer relationships	$32,820	$(9,098)	$23,722
Backlog	5,560	(4,435)	1,125
Trade name, trademarks and intellectual property	4,550	(1,691)	2,859
Total amortized intangible assets	42,930	(15,224)	27,706
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$52,890	$(15,224)	$37,666
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
Total amortization expense for the Company's definite-lived intangible assets was $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2025	December 31, 2024
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	17,831	11,888
Financing liability	5,351	5,351
Total debt	33,182	27,239
Less - Current portion of long-term debt	(4,423)	(3,314)
Less - Unamortized discount and debt issuance costs	(362)	(371)
Long-term debt	$28,397	$23,554

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
The Second A&R Wintrust Revolving Loan bore interest, at LFS’s option, at either the Term SOFR (as defined in the Second A&R Credit Agreement) (with a 0.15% floor) plus 3.10% or the Prime Rate (as defined in the Second A&R Credit Agreement) (with a 3.0% floor), subject to a 50 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters. Following the execution of the Second Amendment to the Second A&R Wintrust Revolving Loan (as discussed below), the Second A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (with a 0.15% floor) plus 2.50% or the Prime Rate (with a 3.0% floor), subject to a 95 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters.
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
On June 27, 2025, LFS, LHLLC, and other designated parties entered into a second amendment to the Second A&R Wintrust Credit Agreement (the “Second Amendment to the Second A&R Wintrust Credit Agreement”) with Wintrust, as administrative agent, and the other lenders party thereto, which amends that certain Second A&R Wintrust Credit Agreement, dated as of May 5, 2023 (as amended by that certain First Amendment to the Second A&R Wintrust Credit Agreement, dated as of March 13, 2024). The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, (i) an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million, (ii) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $10.0 million to $20.0 million, (iii) an extension of the revolving credit scheduled maturity date from February 24, 2028 to July 1, 2030, (iv) a decrease in the applicable margins for Term SOFR and Prime Rate (each defined in the Second Amendment to the Second A&R Wintrust Credit Agreement) revolving loans as determined with reference to LFS’s Senior Leverage Ratio (as defined in the Second Amendment to the Second A&R Wintrust Credit Agreement), (v) a term loan conversion feature, allowing LFS, subject to certain conditions, to convert outstanding revolving loans into one or more term loan tranches, (vi) the removal of certain covenant requirements, specifically in relation to LFS’s Borrowing Base, as formerly defined in the Second A&R Wintrust Credit Agreement, and (vii) modification to certain defined terms to reflect updated operational and financial terms.
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
As of June 30, 2025 and December 31, 2024, the Company had $10.0 million in borrowings outstanding under the Second A&R Wintrust Revolving Loan. During the three and six months ended June 30, 2025 and 2024, the maximum outstanding borrowings under the Second A&R Wintrust Revolving Loan at any time was $10.0 million and the average daily balance was $10.0 million. For the three and six months ended June 30, 2025, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.70% and 5.71%, respectively, inclusive of the net impact associated with the Company's interest rate swap arrangement. During both the three and six months ended June 30, 2024, the Company incurred interest on the Second A&R Wintrust Revolving Loan at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At June 30, 2025, the Company had irrevocable letters of credit in the amount of $5.1 million with its lender to secure obligations under its self-insurance program.
The following is a summary of the applicable margin and commitment fees payable on the Second A&R Wintrust Revolving Loan, as amended, credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	2.50%	(0.70)%	0.25%
II	Less than or equal to 1.00 to 1.00	2.25%	(0.95)%	0.25%
As of June 30, 2025, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of June 30, 2025, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For both the three and six months ended June 30, 2025 and 2024, approximately $0.1 million and $0.3 million of interest expense associated with the financing was recognized, respectively.
Note 7 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Incentive Plan
Upon the consummation of the Company's business combination with LHLLC in July 2016, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder.
In March 2023, the Board of Directors approved certain amendments to the Company's Omnibus Incentive Plan (the “2023 Amended and Restated Omnibus Incentive Plan”) to increase the number of shares of the Company's common stock that may be issued pursuant to awards by 450,000, for a total of 3,050,000 shares, and extended the term of the plan so that it will expire on the tenth anniversary of the date the stockholders approve the 2023 Amended and Restated Omnibus Incentive Plan. The amendments were acted upon by the Company's stockholders at the Annual Meeting held on June 22, 2023.
In April 2025, the Board of Directors approved certain amendments to the 2023 Amended and Restated Omnibus Incentive Plan to make certain changes related to the treatment of death, disability, retirement and reduction in force as it relates to the plan participants. The amendments were acted upon by the Company's stockholders at the Annual Meeting held on June 11, 2025. See Note 14 — Management Incentive Plans for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company's common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP,

500,000 shares are authorized to be issued. In January 2025, the Company issued 2,321 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2024. In January 2024, the Company issued a total of 2,989 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2023. As of June 30, 2025, 380,545 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2025 and December 31, 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For the three and six months ending June 30, 2025, the Company recognized interest income in the aggregate of approximately $0.3 million and $0.7 million, respectively, associated with its overnight repurchase agreements and money market funds. For the three and six months ending June 30, 2024, the Company recognized interest income in the aggregate of approximately $0.5 million and $1.1 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$37,643	$37,643	$—	$—
Total	$37,643	$37,643	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$38,962	$38,962	$—	$—
Money market fund	4,000	4,000	—	—
Total	$42,962	$42,962	$—	$—
Second A&R Wintrust Revolving Loan
The Company also believes that the carrying value of the Second A&R Wintrust Revolving Loan approximates its respective fair value due to the variable rate on such debt. As of June 30, 2025, the Company determined that the fair value of the Second A&R Wintrust Revolving Loan was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.

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
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.8 million and $1.2 million for the three and six months ended June 30, 2025, respectively, which was presented in the change in fair value of contingent consideration in the Company's condensed consolidated statements of operations. For the three and six months ended June 30, 2024, the Company recorded a net increase in the estimated fair value of such liabilities of $1.1 million and $1.7 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at June 30, 2025 and December 31, 2024.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First Kent Island Earnout Period	$2,433	$—	$—	$2,433
First Consolidated Mechanical Earnout Period	683	—	—	683
Second ACME Earnout Period	2,000	—	—	2,000
Second IA Earnout Period	3,500	—	—	3,500
Other long-term liabilities:
Second Kent Island Earnout Period	2,286	—	—	2,286
Second Consolidated Mechanical Earnout Period	511	—	—	511
Total	$11,413	$—	$—	$11,413

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period(1)	$3,000	$—	$—	$3,000
First Kent Island Earnout Period	2,297	—	—	2,297
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period	1,713	—	—	1,713
Other long-term liabilities:
Second IA Earnout Period	3,222	—	—	3,222
Second Kent Island Earnout Period	2,201	—	—	2,201
Second Consolidated Mechanical Earnout Period	355	—	—	355
Total	$13,190	$—	$—	$13,190
(1)    In February 2025, the Company made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of June 30, 2025 and December 31, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and $0.2 million respectively, and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.1 million and $0.2 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three and six months ended June 30, 2024, the Company recognized a loss of less than $0.1 million and a gain of approximately $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.

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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
EPS numerator:
Net income	$7,762	$5,963	$17,976	$13,549

EPS denominator:
Weighted average shares outstanding – basic	11,625	11,268	11,523	11,214
Impact of dilutive securities	490	698	584	760
Weighted average shares outstanding – diluted	12,114	11,967	12,107	11,974

EPS:
Basic	$0.67	$0.53	$1.56	$1.21
Diluted	$0.64	$0.50	$1.48	$1.13
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service-based RSUs (See Note 14)	—	73	—	59
Performance-based RSUs (See Note 14)	—	109	—	81
Market-based RSUs (See Note 14)	—	—	—	—
Employee Stock Purchase Plan	246	72	668	393
Total	246	254	668	533
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
The following table presents our income tax expense and our income tax rate for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Income tax expense	$3,002	$2,395	$779	$2,068
Income tax rate	27.9%	28.7%	4.2%	13.2%
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2025 and 2024. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the six months ended June 30, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
No valuation allowance was required as of June 30, 2025 or December 31, 2024.
On July 4, 2025, newly enacted federal legislation introduced changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its condensed consolidated financial statements, which it expects to begin reflecting in the third fiscal quarter of 2025.
Note 11 – Operating Segments
As discussed in Note 1, the Company operates in two segments (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on mechanical, plumbing or electrical systems, building controls and specialty contracting projects to existing buildings direct to, or assigned by, building owners or property managers, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily mechanical, plumbing, or electrical services awarded to the Company by general contractors or construction managers. Segment information is prepared on the same basis the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.

Condensed consolidated segment information for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Statement of Operations Data:
Revenue:
ODR	$108,948	$82,754	$199,341	$157,010
GCR	33,293	39,481	76,008	84,201
Total revenue	142,241	122,235	275,349	241,211

Gross profit:
ODR	31,589	25,362	57,750	47,523
GCR	8,237	8,146	18,795	17,073
Total gross profit	39,826	33,508	76,545	64,596

Selling, general and administrative(1)	26,632	23,176	53,150	46,052
Change in fair value of contingent consideration	795	1,111	1,222	1,734
Amortization of intangibles	1,757	1,031	3,620	2,088
Operating income	$10,642	$8,190	$18,553	$14,722

Other income (expenses):
Interest expense	(563)	(432)	(1,089)	(907)
Interest income	334	546	704	1,108
Gain on disposition of property and equipment	407	66	740	557
(Loss) gain on change in fair value of interest rate swap	(56)	(12)	(153)	137
Total other income (expenses)	122	168	202	895
Income before income taxes	$10,764	$8,358	$18,755	$15,617
(1)    Included within selling, general and administrative expenses was $1.6 million and $1.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively, and $3.2 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively.
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
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of June 30, 2025, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
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
For both the three and six months ended June 30, 2025 and 2024, the Company recorded approximately $0.3 million and $0.6 million, respectively, of income in selling, general and administrative expense related to this sublease agreement.

The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets(1)(2)	$21,165	$21,539
Finance	Property and equipment, net(3)(4)	19,326	13,966
Total lease assets		$40,491	$35,505

Liabilities
Current
Operating	Current operating lease liabilities	$4,133	$4,093
Finance	Current portion of long-term debt	4,423	3,314
Noncurrent
Operating	Long-term operating lease liabilities	17,433	17,766
Finance	Long-term debt(5)	18,759	13,925
Total lease liabilities		$44,748	$39,098
(1)     Operating lease assets are recorded net of accumulated amortization of $15.8 million at June 30, 2025 and $14.1 million at December 31, 2024.
(2)    Includes approximately $0.8 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $6.7 million at June 30, 2025 and $5.0 million at December 31, 2024.
(4)    Includes approximately $2.3 million and $2.4 million of net property assets associated with the Company's Pontiac Facility at June 30, 2025 and December 31, 2024, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both June 30, 2025 and December 31, 2024. See Note 6 for further detail.
The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2025	2024	2025	2024
Operating lease cost	Cost of revenue(1)	$911	$743	$1,769	$1,331
Operating lease cost	Selling, general and administrative(1)	419	599	866	1,325
Finance lease cost
Amortization	Cost of revenue(2)	1,042	754	1,971	1,494
Interest	Interest expense, net(2)	196	116	372	235
Total lease cost		$2,568	$2,212	$4,978	$4,385
(1)    Operating lease costs recorded in cost of revenue included $0.2 million and $0.1 million of variable lease costs for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended June 30, 2025 and 2024, and $0.2 million for each of the six months ended June 30, 2025 and 2024. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.8 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of June 30, 2025 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2025	$2,734	$266	$3,000	$2,112	$383	$2,495	$558
2026	4,939	542	5,481	4,609	770	5,379	1,132
2027	4,047	555	4,602	3,833	871	4,704	495
2028	3,351	569	3,920	2,974	871	3,845	14
2029	3,530	583	4,113	2,294	876	3,170	—
Thereafter	1,428	13,149	14,577	1,896	4,121	6,017	—
Total minimum lease payments	20,029	15,664	35,693	17,718	7,892	25,610	$2,199
Financing Component (3)	(2,198)	(10,313)	(12,511)	(2,399)	(1,645)	(4,044)
Net present value of minimum lease payments	17,831	5,351	23,182	15,319	6,247	21,566
Less: current portion of finance and operating lease obligations	(4,423)	—	(4,423)	(3,687)	(446)	(4,133)
Long-term finance and operating lease obligations	$13,408	$5,351	$18,759	$11,632	$5,801	$17,433
(1)    Associated with the aforementioned related party leases entered into with former members of JMLLC and Industrial Air.
(2)    Primarily associated with the aforementioned third party sublease agreement.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	June 30, 2025	December 31, 2024
Weighted average lease term (in years):
Operating	5.78	5.90
Finance (1)	4.08	3.84

Weighted average discount rate:
Operating	6.16%	6.02%
Finance (1)	5.64%	6.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.

The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six months ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,611	$2,534
Operating cash flows from finance leases	345	237
Financing cash flows from finance leases	1,767	1,406
Right-of-use assets exchanged for lease liabilities:
Operating leases	1,676	3,200
Finance leases	7,933	1,341
Right-of-use assets disposed or adjusted modifying finance leases liabilities	—	2
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2025, the Company had approximately $107.3 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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

The components of the self-insurance liability as of June 30, 2025 and December 31, 2024 are as follows:

(in thousands)	June 30, 2025	December 31, 2024
Current liability — workers’ compensation and general liability	$418	$395
Current liability — medical and dental	558	485
Non-current liability	367	505
Total liability	$1,343	$1,385
Restricted cash	$65	$65
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
In April 2025, the Board of Directors approved certain amendments to the 2023 Amended and Restated Omnibus Incentive Plan to make certain changes related to the treatment of death, disability, retirement and reduction in force as it relates to the plan participants. The amendments were acted upon by the Company's stockholders at the Annual Meeting held on June 11, 2025.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended June 30, 2025 and 2024, the Company recognized $0.6 million of non-cash stock-based compensation expense related to outstanding service-based RSUs, respectively. For both the six months ended June 30, 2025 and 2024, the Company recognized $1.1 million of stock-based compensation expense related to outstanding service-based RSUs.

The following table summarizes the Company's service-based RSU activity for the six months ended June 30, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	149,806	$22.79
Granted	30,934	85.22
Vested	(89,858)	19.88
Forfeited	(1,076)	74.02
Unvested at June 30, 2025	89,806	$46.59
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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended June 30, 2025 and 2024, the Company recognized $0.7 million and $0.9 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. For the six months ended June 30, 2025 and 2024, the Company recognized $1.4 million and $1.6 million, respectively, of stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of June 30, 2025 are related to awards granted in fiscal years 2023 and 2024.
The following table summarizes the Company's PRSU activity for the six months ended June 30, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	496,286	$15.91
Granted	—	—
Performance factor adjustment(1)	106,471	8.21
Vested	(319,430)	8.21
Forfeited	(904)	45.47
Unvested at June 30, 2025	282,423	$21.63
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
Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company's stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three and six months ended June 30, 2025, the Company recognized $0.4 million and $0.7 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs. No MRSUs were outstanding during the three and six months ended June 30, 2024.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	50,366	89.75
Vested	—	—
Forfeited	(1,544)	89.75
Unvested at June 30, 2025	48,822	$89.75
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $1.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized non-cash stock-based compensation expense of $3.2 million and $2.7 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2025 and 2024 was $29.7 million and $16.9 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $10.3 million at June 30, 2025. These costs are expected to be recognized over a weighted average period of 1.87 years.
Note 15 – Subsequent Events
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, Inc. (“PPI”), for a purchase price at closing of $66.1 million, which was funded through a combination of available cash and the Company’s revolving credit facility. The purchase price is subject to customary working capital adjustments and includes owned real property associated with PPI's headquarters, warehouse and fabrication facility valued at approximately $4.6 million. PPI is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select end markets in the Greater Twin Cities region and Upper Midwest. PPI serves owners of mission critical facilities and leverages exceptional industrial piping, HVAC and plumbing capabilities to execute complex facility shutdowns and turnarounds, capital projects, facility expansions, renovation and retrofit opportunities, and reoccurring industrial maintenance services. The acquisition expands the Company’s geographic footprint and customer base. As a result of the acquisition, the Company added approximately 300 employees to its workforce.
At the time of this filing, the initial purchase price allocation has not been presented, as the Company is still in the process of gathering and evaluating the necessary information required to complete the valuation of the acquired assets and liabilities. Accordingly, the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed is not yet available. The Company will provide the required disclosures, including the preliminary purchase price allocation, in a future filing once the necessary information becomes available.

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
Overview
The Company is a building systems solutions firm that partners with building owners and facilities managers with mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has approximately 1,300 team members in 20 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
Key Components of Condensed Consolidated Statements of Operations
Revenue
The Company generates revenue principally from fixed-price construction contracts to deliver mechanical, plumbing, and electrical construction services to its customers. The duration of the Company’s contracts generally ranges from three months to two years. Revenue from fixed-price contracts is recognized on the cost-to-cost method, measured by the relationship of total cost incurred to total estimated contract costs. Revenue from time and materials service contracts is recognized as services are performed. The Company believes that its extensive experience in mechanical, plumbing, and electrical projects, and its internal cost review procedures during the bidding process, enable it to reasonably estimate costs and mitigate the risk of cost overruns on fixed-price contracts.
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
On July 4, 2025, newly enacted federal legislation introduced changes to U.S. federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. The Company is assessing the legislation and its effect on its condensed consolidated financial statements, which it expects to begin reflecting in the third fiscal quarter of 2025.

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

Comparison of Results of Operations for the three months ended June 30, 2025 and 2024
The following table presents operating results for the three months ended June 30, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended June 30,
	2025			2024
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$108,948	76.6%		$82,754	67.7%
GCR	33,293	23.4%		39,481	32.3%
Total revenue	142,241	100.0%		122,235	100.0%

Gross profit:
ODR	31,589	29.0%	(1)	25,362	30.6%	(1)
GCR	8,237	24.7%	(2)	8,146	20.6%	(2)
Total gross profit	39,826	28.0%		33,508	27.4%

Selling, general and administrative(3)	26,632	18.7%		23,176	19.0%
Change in fair value of contingent consideration	795	0.6%		1,111	0.9%
Amortization of intangibles	1,757	1.2%		1,031	0.8%
Total operating income	10,642	7.5%		8,190	6.7%

Other income	122	0.1%		168	0.1%
Total income before income taxes	10,764	7.6%		8,358	6.8%
Income tax provision	3,002	2.1%		2,395	2.0%
Net income	$7,762	5.5%		$5,963	4.9%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.6 million and $1.5 million of non-cash stock-based compensation expense for the three months ended June 30, 2025 and 2024, respectively.
Revenue

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$108,948	$82,754	$26,194	31.7%
GCR	33,293	39,481	(6,188)	(15.7)%
Total revenue	$142,241	$122,235	$20,006	16.4%
Revenue for the three months ended June 30, 2025 increased by $20.0 million, or 16.4%, compared to the three months ended June 30, 2024. ODR revenue increased by $26.2 million, or 31.7%, while GCR revenue decreased by $6.2 million, or 15.7%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the Consolidated Mechanical Transaction. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR, partially offset by an increase in GCR revenue associated with the operations of Kent Island. Kent Island and Consolidated Mechanical were not acquired entities of the Company for the three months ended June 30, 2024.

Gross Profit

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$31,589	$25,362	$6,227	24.6%
GCR	8,237	8,146	91	1.1%
Total gross profit	$39,826	$33,508	$6,318	18.9%

Total gross profit as a percentage of total revenue	28.0%	27.4%
The Company's gross profit for the three months ended June 30, 2025 increased by $6.3 million, or 18.9%, compared to the three months ended June 30, 2024. ODR gross profit increased $6.2 million, or 24.6%, due to an increase in revenue despite slightly lower segment margins of 29.0% versus 30.6% resulting from certain ODR-related project write-ups recognized in the second quarter of 2024 that did not recur in the current year. In addition, gross margins continue to reflect the ongoing integration of acquired companies as the Company transitions them to its standardized revenue growth structure and margin recognition framework. GCR gross profit increased $0.1 million, or 1.1%, due to higher segment margins of 24.7% compared to 20.6% on project work period-over-period, despite lower revenue and certain GCR-related project write-ups recognized in the second quarter of 2024 that did not recur in the current period. The total gross profit percentage increased from 27.4% for the three months ended June 30, 2024 to 28.0% for the same period ended in 2025, mainly driven by the mix of higher margin ODR segment work and the Company continuing to be more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended June 30, 2025, the Company recorded a material gross profit write-down on one GCR project for a total of $0.6 million that had a net gross profit impact of $0.5 million or more. The Company did not record any material gross profit write-ups that had a net gross profit impact of $0.5 million or more during the three months ended June 30, 2025. During the three months ended June 30, 2024, the Company recorded material gross profit write-ups on two ODR projects and two GCR projects for a total of $1.5 million and $1.5 million, respectively, that had a net gross profit impact of $0.5 million or more. During the three months ended June 30, 2024, the Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$26,632	$23,176	$3,456	14.9%

Total selling, general and administrative as a percentage of total revenue	18.7%	19.0%
The Company's SG&A expense for the three months ended June 30, 2025 increased by approximately $3.5 million, or 14.9%, compared to the three months ended June 30, 2024. The Company’s SG&A expense for the three months ended June 30, 2025 increased primarily due to a $1.7 million increase in professional services fees including those incurred with the successful acquisition of Pioneer Power, Inc. (“PPI”) on July 1, 2025, a $1.6 million increase in payroll related expenses, and a $0.1 million increase in non-cash stock-based compensation expenses. These variances include SG&A associated with Kent Island and Consolidated Mechanical, which were not acquired entities of the Company during the three months ended June 30, 2024. Although SG&A expense increased period-over-period, SG&A expense as a percentage of revenue decreased to 18.7% for the three months ended June 30, 2025 as compared to 19.0% for the three months ended June 30, 2024.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was an expense of $0.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of June 30, 2025 and 2024. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	Three Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,757	$1,031	$726	70.4%
Total amortization expense for the three months ended June 30, 2025 and 2024 was $1.8 million and $1.0 million, respectively. The period-over-period increase was a result of the Kent Island and Consolidated Mechanical acquisitions, which were not acquired entities of the Company during the three months ended June 30, 2024. See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other Income (Expenses)

	Three Months Ended June 30,
	2025	2024	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(563)	$(432)	$(131)	30.3%
Interest income	334	546	(212)	(38.8)%
Gain on disposition of property and equipment	407	66	341	516.7%
Loss on change in fair value of interest rate swap	(56)	(12)	(44)	366.7%
Total other income (expenses)	$122	$168	$(46)	(27.4)%
Total other income for the three months ended June 30, 2025 was approximately $0.1 million as compared to $0.2 million for the three months ended June 30, 2024. The change period-over-period was primarily driven by a $0.2 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances, a $0.1 million increase in interest expense related to higher financing costs associated with a larger vehicle fleet period-over-period and a higher loss recognized in connection with the change in fair value of the Company's interest rate swap arrangement. Partially offsetting these changes was a $0.3 million increase in gains associated with the disposition of certain property and equipment related to increased asset sales during the current period.
Income Taxes
The Company recorded an income tax provision of $3.0 million for the three months ended June 30, 2025 compared to $2.4 million for the three months ended June 30, 2024. The effective tax rate was 27.9% and 28.7% for the three months ended June 30, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.

Comparison of Results of Operations for the six months ended June 30, 2025 and 2024
The following table presents operating results for the six months ended June 30, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six Months Ended June 30,
	2025			2024
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$199,341	72.4%		$157,010	65.1%
GCR	76,008	27.6%		84,201	34.9%
Total revenue	275,349	100.0%		241,211	100.0%

Gross profit:
ODR	57,750	29.0%	(1)	47,523	30.3%	(1)
GCR	18,795	24.7%	(2)	17,073	20.3%	(2)
Total gross profit	76,545	27.8%		64,596	26.8%

Selling, general and administrative(3)	53,150	19.3%		46,052	19.1%
Change in fair value of contingent consideration	1,222	0.4%		1,734	0.7%
Amortization of intangibles	3,620	1.3%		2,088	0.9%
Total operating income	18,553	6.7%		14,722	6.1%

Other income	202	0.1%		895	0.4%
Total income before income taxes	18,755	6.8%		15,617	6.5%
Income tax provision	779	0.3%		2,068	0.9%
Net income	$17,976	6.5%		$13,549	5.6%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $3.2 million and $2.7 million of non-cash stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.
Revenue

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$199,341	$157,010	$42,331	27.0%
GCR	76,008	84,201	(8,193)	(9.7)%
Total revenue	$275,349	$241,211	$34,138	14.2%
Revenue for the six months ended June 30, 2025 increased by $34.1 million, or 14.2%, compared to the six months ended June 30, 2024. ODR revenue increased by $42.3 million, or 27.0%, while GCR revenue decreased by $8.2 million, or 9.7%. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the Consolidated Mechanical Transaction. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR, partially offset by an increase in GCR revenue associated with the operations of Kent Island. Kent Island and Consolidated Mechanical were not acquired entities of the Company for the six months ended June 30, 2024.

Gross Profit

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$57,750	$47,523	$10,227	21.5%
GCR	18,795	17,073	1,722	10.1%
Total gross profit	$76,545	$64,596	$11,949	18.5%

Total gross profit as a percentage of total revenue	27.8%	26.8%
The Company's gross profit for the six months ended June 30, 2025 increased by $11.9 million, or 18.5%, compared to the six months ended June 30, 2024. ODR gross profit increased $10.2 million, or 21.5%, due to an increase in revenue despite slightly lower segment margins of 29.0% versus 30.3% resulting from certain ODR-related project write-ups recognized in the first half of 2024 that did not recur in the current year. In addition, gross margins continue to reflect the ongoing integration of acquired companies as the Company transitions them to its standardized revenue growth structure and margin recognition framework. GCR gross profit increased $1.7 million, or 10.1%, due to higher margins on project work period-over-period despite lower revenue. The total gross profit percentage increased from 26.8% for the six months ended June 30, 2024 to 27.8% for the same period ended in 2025, mainly driven by the mix of higher margin ODR segment work and the Company continuing to be more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the six months ended June 30, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $1.4 million that had a net gross profit impact of $0.5 million or more. The Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.7 million, respectively, that had a net gross profit impact of $0.5 million or more. During the six months ended June 30, 2024, the Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$53,150	$46,052	$7,098	15.4%

Total selling, general and administrative as a percentage of total revenue	19.3%	19.1%
The Company's SG&A expense for the six months ended June 30, 2025 increased by approximately $7.1 million, or 15.4%, compared to the six months ended June 30, 2024. The Company’s SG&A expense for the six months ended June 30, 2025 mainly increased due to a $3.6 million increase in payroll related expenses, a $2.2 million increase in professional services fees including those incurred with the successful acquisition of PPI on July 1, 2025, a $0.5 million increase in non-cash stock-based compensation expenses and a $0.1 million increase in travel and entertainment related expenses. These variances include SG&A associated with Kent Island and Consolidated Mechanical, which were not acquired entities of the Company during the six months ended June 30, 2024. As a result of these factors, SG&A expense as a percentage of revenue increased to 19.3% for the six months ended June 30, 2025 as compared to 19.1% for the six months ended June 30, 2024.
Change in Fair Value of Contingent Consideration
The change in fair value of the Earnout Payments contingent consideration was an expense of $1.2 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively. These increases to the contingent liability were primarily attributable to the timing component and probability of meeting the gross profit margins associated with the contingent consideration arrangements as of June 30, 2025 and 2024. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.

Amortization of Intangibles

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$3,620	$2,088	$1,532	73.4%
Total amortization expense for the six months ended June 30, 2025 and 2024 was $3.6 million and $2.1 million, respectively. The period-over-period increase is a result of the Kent Island and Consolidated Mechanical acquisitions, which were not acquired entities of the Company during the six months ended June 30, 2025. See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other Income (Expenses)

	Six Months Ended June 30,
	2025	2024	Change
(in thousands except for percentages)
Other income (expenses):
Interest expense	$(1,089)	$(907)	$(182)	20.1%
Interest income	704	1,108	(404)	(36.5)%
Gain on disposition of property and equipment	740	557	183	32.9%
(Loss) gain on change in fair value of interest rate swap	(153)	137	(290)	(211.7)%
Total other income (expenses)	$202	$895	$(693)	(77.4)%
Total other income for the six months ended June 30, 2025 was approximately $0.2 million as compared to $0.9 million for the six months ended June 30, 2024. The change period-over-period was primarily driven by a $0.4 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances, a $0.2 million increase in interest expense related to higher financing costs associated with a larger vehicle fleet period-over-period and a current period loss recognized in connection with the change in fair value of the Company's interest rate swap arrangement. Partially offsetting these changes was a $0.2 million increase in gains associated with the disposition of certain property and equipment related to increased asset sales during the current period.
Income Taxes
The Company recorded an income tax provision of $0.8 million for the six months ended June 30, 2025 compared to $2.1 million for the six months ended June 30, 2024. The effective tax rate was 4.2% and 13.2% for the six months ended June 30, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the six months ended June 30, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
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

The Company's ODR backlog as of June 30, 2025 was $233.1 million compared to $225.3 million as of December 31, 2024. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its service contracts and projects. Based on historical trends, the Company currently estimates that 65% of its ODR backlog as of June 30, 2025 will be recognized as revenue over the remainder of 2025. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company's GCR backlog as of June 30, 2025 was $99.5 million compared to $140.0 million at December 31, 2024. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 49% of its GCR backlog as of June 30, 2025 will be recognized as revenue over the remainder of 2025. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company is closely monitoring evolving macroeconomic conditions and heightened geopolitical risks. During the first half of 2025, there was a marked increase in economic and trade policy uncertainty globally. Rising trade tensions and changes to trade policy could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in markets and can contribute to supply chain vulnerabilities and pricing fluctuations. The Company remains proactive in its collaboration with suppliers to mitigate potential shortages and reduce supply and price volatility. The Company anticipates a higher level of uncertainty with respect to inflation and other macroeconomic trends for the foreseeable future.
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
In focusing on improved profitability and generating quality growth in its operation, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of offerings provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For 2024, the Company further expanded its growth within the ODR segment where it generated 66.6% of total consolidated revenue, achieving its 2024 ODR segment revenue target of 65-70%. Through the first half of 2025, the Company's ODR segment increased as a percentage of total consolidated revenue to 72.4%, which is currently in line with its 2025 target of 70%-80%. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners. The Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its offerings to better serve its customers. In addition, the Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams, leveraging its professional services capabilities to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
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
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its offerings to better serve its customers. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company’s ODR growth strategy, expands and/or supplements the Company’s current breadth of offerings and is culturally compatible. As discussed in Note 15, on July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, PPI, which is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select end markets in the Greater Twin Cities region and Upper Midwest. PPI serves owners of mission critical facilities and leverages exceptional industrial piping, HVAC and plumbing capabilities to execute complex facility shutdowns and turnarounds, capital projects, facility expansions, renovation and retrofit opportunities, and reoccurring industrial maintenance services. The acquisition of PPI aligns the Company's ODR-centric focus, and further expands the Company's footprint in the core Midwest region and extends its reach into new geographic markets in the Upper Midwest. In addition, see Note 3 for further information on the Company’s most recent acquisition activity.
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
Effect of Inflation and Tariffs
The prices of products such as steel, pipe, copper and equipment from manufacturers are subject to fluctuation and increases. It is difficult to accurately measure the impact of inflation, tariffs and price escalation due to the imprecise nature of the estimates required. However, these effects are, at times, material to the Company’s results of operations and financial condition. The Company has at times experienced higher cost of materials on specific projects and delays in its supply chain for equipment and service vehicles from the manufacturers. When appropriate, the Company includes cost escalation factors into its bids and proposals, and limits the acceptance time of its bid. In addition, the Company is often able to mitigate the impact of future price increases by entering into fixed price purchase orders for materials and equipment and subcontracts on its projects. Notwithstanding these efforts, if the Company experiences significant disruptions to its supply chain, it may need to delay certain projects that would otherwise be accretive to its business, and this may also impact the conversion rate of its current backlog into revenue.
The Company continues to monitor recent and potential future developments in U.S. trade policy, particularly the imposition of tariffs on imported steel and aluminum products under Section 232 of the Trade Expansion Act of 1962. In 2025, the U.S. government announced and implemented several rounds of increased tariffs on steel and aluminum imports, including raising tariffs to 50% on certain products, as well as expanding the scope of coverage to include components and derivative goods. The higher cost of imported steel and aluminum has prompted domestic suppliers to raise their own prices for these inputs. These tariffs, along with any additional duties or trade restrictions that may be enacted by the United States or other countries, could increase costs, alter competitive dynamics and reduce the availability of steel, aluminum, resins and other imported components and materials. Because the Company’s ODR segment typically operates on a short sales cycle, it can often pass cost increases on to the customers; however, the Company may be unable to offset all price increases or to secure adequate alternative sources of supply in a timely manner. Although retaliatory tariffs imposed by other countries on the United States have not yet had a material impact, future developments are uncertain, and the ultimate effect of current or future tariffs on the Company cannot be quantified at this time. Currently the environment related to both domestic and foreign tariffs is fluid and evolving and it is likely that such matters will continue to develop. Given that these matters have been hard to anticipate and are continuing to evolve it is not practical for the Company to predict what, if any, impact these matters may have on the Company in the near and long term but as those matters develop it is possible that the imposition of tariffs and similar matters may impact the Company, and in some cases in material ways.
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

The following table presents summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$4,242	$12,560
Investing activities	(2,152)	(5,231)
Financing activities	(8,080)	(7,628)
Net decrease in cash, cash equivalents and restricted cash	$(5,990)	$(299)

Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—
Right of use assets obtained in exchange for new operating lease liabilities	1,676	3,200
Right of use assets obtained in exchange for new finance lease liabilities	7,933	1,341
Right of use assets disposed or adjusted modifying finance lease liabilities	—	2
Interest paid	1,058	918
Cash paid for income taxes	$4,023	$3,041
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of June 30, 2025 and December 31, 2024, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to provide considerable coverage of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with the cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	June 30, 2025	December 31, 2024
Current assets	$208,970	$220,334
Current liabilities	(123,453)	(151,037)

Net working capital	$85,517	$69,297
Current ratio (1)	1.69	1.46
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of June 30, 2025, the Company was in compliance with all financial maintenance covenants as required by its credit facility.

Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Six Months Ended June 30,
(in thousands)	2025	2024	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$17,976	$13,549	$4,427
Non-cash operating activities(1)	14,146	11,373	2,773
Changes in operating assets and liabilities:
Accounts receivable	6,455	496	5,959
Contract assets	1,644	3,715	(2,071)
Other current assets	(1,040)	(376)	(664)
Accounts payable, including retainage	(5,428)	(12,195)	6,767
Prepaid income taxes	(1,916)	(601)	(1,315)
Accrued taxes payable	(1,470)	(266)	(1,204)
Contract liabilities	(12,419)	4,301	(16,720)
Operating lease liabilities	(1,968)	(1,961)	(7)
Accrued expenses and other current liabilities	(10,890)	(3,639)	(7,251)
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	(1,687)	976
Other long-term liabilities	(137)	(149)	12
Cash used in working capital	(27,880)	(12,362)	(15,518)
Net cash provided by operating activities	$4,242	$12,560	$(8,318)
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
During the six months ended June 30, 2025, the Company generated $4.2 million in cash for its operating activities, which consisted of net income of $18.0 million and certain non-cash adjustments of $14.1 million, partly offset by cash used in working capital of $27.9 million. During the six months ended June 30, 2024, the Company generated $12.6 million from its operating activities, which consisted of net income of $13.5 million and certain non-cash adjustments of $11.4 million, partly offset by cash used in working capital of $12.4 million.
The decrease in operating cash flows during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to an $18.8 million period-over-period cash outflow related to the aggregate change in the Company's contract assets and liabilities due to the timing of billings that impacted changes in working capital and a $7.3 million cash outflow related to accrued expenses and other current liabilities. These cash outflows were partially offset by a $4.4 million period-over-period increase in net income, a $6.8 million period-over-period cash inflow related to the change in accounts payable, including retainage, which was due to the timing of cash payments and a $6.0 million period-over-period cash inflow related to the change in accounts receivable, which was due to the timing of cash receipts.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $2.2 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively. Cash used in investing activities for the six months ended June 30, 2025 included a cash outflow of $3.1 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $0.9 million in proceeds from the sale of property and equipment. Cash used in investing activities for the six months ended June 30, 2024 included a $5.8 million cash outflow related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer service offerings, partially offset by $0.6 million in proceeds from the sale of property and equipment.

Aside from the rental equipment purchases in 2025 and 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $8.1 million for the six months ended June 30, 2025 compared to $7.6 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company paid approximately $10.7 million in taxes related to the net share settlement of equity awards, $1.8 million for payments on finance leases and made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period, of which $2.3 million was recognized as a cash outflow from financing activities. These cash financing outflows were partially offset by proceeds of $6.3 million associated with the sale of shares to satisfy employee tax withholding requirements and $0.4 million associated with proceeds from employee contributions to the ESPP.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of June 30, 2025:

(in thousands)
Cash & cash equivalents(1)		$38,940
Credit agreement:
Second A&R Wintrust Revolving Loan(2)	$100,000
Outstanding borrowings on the Second A&R Wintrust Revolving Loan	(10,000)
Outstanding letters of credit	(5,055)
Net credit agreement capacity available		84,945
Total available funding capacity		$123,885
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2025 consisted of certain overnight repurchase agreements.
(2)    On June 27, 2025, LFS, LHLLC, and other designated parties entered into the Second Amendment to the Second A&R Wintrust Credit Agreement with Wintrust, as administrative agent, and the other lenders party thereto. The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million. See Note 6 for further discussion.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the six months ended June 30, 2025. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $38.9 million as of June 30, 2025, cash payments to be received from existing and new customers, and availability of borrowing under the Second A&R Wintrust Revolving Loan (pursuant to which we had $84.9 million of availability as of June 30, 2025) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2025	December 31, 2024
A&R Wintrust Revolving Loans	10,000	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	17,831	11,888
Financing liability	5,351	5,351
Total debt	33,182	27,239
Less - Current portion of long-term debt	(4,423)	(3,314)
Less - Unamortized discount and debt issuance costs	(362)	(371)
Long-term debt	$28,397	$23,554
On June 27, 2025, LFS, LHLLC, and other designated parties entered into the Second Amendment to the Second A&R Wintrust Credit Agreement with Wintrust, as administrative agent, and the other lenders party thereto, which amends that certain Second A&R Wintrust Credit Agreement, dated as of May 5, 2023 (as amended by that certain First Amendment to the Second A&R Wintrust Credit Agreement, dated as of March 13, 2024). The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, (i) an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million, (ii) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $10.0 million to $20.0 million, (iii) an extension of the revolving credit scheduled maturity date from February 24, 2028 to July 1, 2030, (iv) a decrease in the applicable margins for Term SOFR and Prime Rate (each defined in the Second Amendment to the Second A&R Wintrust Credit Agreement) revolving loans as determined with reference to LFS’s Senior Leverage Ratio (as defined in the Second Amendment to the Second A&R Wintrust Credit Agreement), (v) a term loan conversion feature, allowing LFS, subject to certain conditions, to convert outstanding revolving loans into one or more term loan tranches, (vi) the removal of certain covenant requirements, specifically in relation to LFS’s Borrowing Base, as formerly defined in the Second A&R Wintrust Credit Agreement, and (vii) modification to certain defined terms to reflect updated operational and financial terms. See Note 6 for further discussion.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of June 30, 2025 and December 31, 2024, the Company had approximately $107.3 million and $109.3 million in surety bonds outstanding, respectively. The Company believes that its $1 billion bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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
Management believes there have been no significant changes during the three months ended June 30, 2025, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under its Second A&R Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of June 30, 2025, the Company had $10.0 million of direct borrowings outstanding under its Second A&R Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, an increase or decrease in interest rates would not have a material impact on the Company’s condensed consolidated statements of operations. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2025 were $38.9 million, which consisted of $37.6 million of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments. For the three and six months ended June 30, 2025, the Company recognized interest income in the aggregate of approximately $0.3 million and $0.7 million, respectively. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2025, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (file No. 001-36541) filed with the U.S. Securities Exchange Commission on June 13, 2025.

10.2
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of June 27, 2025, by and among Limbach Facility Services LLC, Limbach Holdings LLC, the other Loan Parties party thereto, the Lenders party thereto and Wheaton Bank & Trust Company, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on July 1, 2025).

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
Date: August 5, 2025