Form 10-Q
period 2025-09-30
Limbach Holdings, Inc.
filed 2025-11-04
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 3, 2025, there were 11,626,814 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,818	$44,930
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $410 and $387 as of September 30, 2025 and December 31, 2024, respectively)	142,466	119,659
Contract assets	52,672	47,549
Income tax receivable	44	—
Other current assets	11,754	8,131
Total current assets	216,819	220,334

Property and equipment, net	45,938	30,126
Intangible assets, net	51,495	41,228
Goodwill	69,745	33,034
Operating lease right-of-use assets	20,758	21,539
Deferred tax asset	4,057	5,531
Other assets	305	337
Total assets	$409,117	$352,129

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5,255	$3,314
Current operating lease liabilities	4,284	4,093
Accounts payable, including retainage	65,912	60,814
Contract liabilities	37,272	44,519
Accrued income taxes	—	1,470
Accrued expenses and other current liabilities	38,507	36,827
Total current liabilities	151,230	151,037
Long-term debt	56,275	23,554
Long-term operating lease liabilities	16,938	17,766
Other long-term liabilities	3,112	6,281
Total liabilities	227,555	198,638
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,806,466 and 11,452,753, respectively, and 11,626,814 and 11,273,101 outstanding, respectively	1	1
Additional paid-in capital	95,536	94,229
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	88,025	61,261
Total stockholders’ equity	181,562	153,491
Total liabilities and stockholders’ equity	$409,117	$352,129
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$184,583	$133,920	$459,932	$375,131
Cost of revenue	139,898	97,806	338,702	274,421
Gross profit	44,685	36,114	121,230	100,710
Operating expenses:
Selling, general and administrative	28,330	23,748	81,480	69,800
Acquisition-related retention expense and contingent consideration	610	610	1,832	2,344
Amortization of intangibles	2,400	868	6,020	2,956
Total operating expenses	31,340	25,226	89,332	75,100
Operating income	13,345	10,888	31,898	25,610
Other (expenses) income:
Interest expense	(1,223)	(468)	(2,312)	(1,375)
Interest income	88	626	792	1,734
Gain on disposition of property and equipment	367	99	1,107	656
Loss on change in fair value of interest rate swap	(22)	(267)	(175)	(130)
Total other income	(790)	(10)	(588)	885
Income before income taxes	12,555	10,878	31,310	26,495
Income tax expense	3,767	3,394	4,546	5,462
Net income	$8,788	$7,484	$26,764	$21,033

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.76	$0.66	$2.32	$1.87
Diluted	$0.73	$0.62	$2.21	$1.75
Weighted average number of shares outstanding:
Basic	11,626,578	11,272,798	11,557,649	11,233,847
Diluted	12,107,480	12,027,021	12,090,829	11,998,750
The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130
Non-cash stock-based compensation	—	—	—	1,642	—	—	1,642
Net income	—	—	—	—	—	7,762	7,762
Balance at June 30, 2025	11,804,291	(179,652)	$1	$93,296	$(2,000)	$79,237	$170,534
Non-cash stock-based compensation	—	—	—	1,980	—	—	1,980
Shares issued related to employee stock purchase plan	2,175	—	—	260	—		260
Net income	—	—	—	—	—	8,788	8,788
Balance at September 30, 2025	11,806,466	(179,652)	$1	$95,536	$(2,000)	$88,025	$181,562

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Non-cash stock-based compensation	—	—	—	1,249	—	—	1,249
Shares issued related to vested restricted stock units	261,673	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,989	—	—	116	—	—	116
Net income	—	—	—	—	—	7,586	7,586
Balance at March 31, 2024	11,447,738	(179,652)	$1	$89,555	$(2,000)	$37,972	$125,528
Non-cash stock-based compensation	—	—	—	1,471	—	—	1,471
Shares issued related to vested restricted stock units	1,914	—	—	—	—	—	—
Net income	—	—	—	—	—	5,963	5,963
Balance at June 30, 2024	11,449,652	(179,652)	$1	$91,026	$(2,000)	$43,935	$132,962
Non-cash stock-based compensation	—	—		1,603			1,603
Shares issued related to employee stock purchase plan	3,101	—		150			150
Net income	—	—				7,484	7,484
Balance at September 30, 2024	11,452,753	(179,652)	$1	$92,779	$(2,000)	$51,419	$142,199

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$26,764	$21,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,058	8,261
Provision for credit losses	352	159
Non-cash stock-based compensation expense	5,216	4,323
Non-cash operating lease expense	3,021	3,092
Amortization of debt issuance costs	37	32
Deferred income tax provision	1,474	(439)
Gain on sale of property and equipment	(1,107)	(656)
Change in fair value of contingent consideration	1,512	2,344
Loss on change in fair value of interest rate swap	175	130
Changes in operating assets and liabilities:
Accounts receivable	(4,743)	4,283
Contract assets	(1,041)	(1,115)
Other current assets	(3,565)	(395)
Accounts payable, including retainage	(2,972)	(18,418)
Prepaid income taxes	(44)	—
Accrued taxes payable	(1,470)	1,311
Contract liabilities	(13,753)	10
Operating lease liabilities	(2,964)	(2,895)
Accrued expenses and other current liabilities	(1,375)	(1,446)
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	(2,175)
Other long-term liabilities	(293)	55
Net cash provided by operating activities	17,571	17,494
Cash flows from investing activities:
Pioneer Power Transaction, net of cash acquired	(65,651)	—
Kent Island Transaction, net of cash acquired	—	(12,716)
Consolidated Mechanical Transaction, measurement period adjustment	(3)	—
Proceeds from sale of property and equipment	1,305	1,171
Advances from joint ventures	—	7
Purchase of property and equipment	(3,556)	(6,187)
Net cash used in investing activities	(67,905)	(17,725)
Cash flows from financing activities:
Payments on Wintrust Revolving Loan	(17,347)	—
Proceeds from Wintrust Revolving Loan	41,848	—
Payments of debt issuance costs	(168)	—
Payment of contingent consideration liability up to acquisition-date fair value	(2,289)	(1,325)
Payments on finance leases	(3,052)	(2,296)
Proceeds from the sale of shares to cover employee taxes	6,344	—
Taxes paid related to net-share settlement of equity awards	(10,684)	(5,187)
Proceeds from contributions to Employee Stock Purchase Plan	570	369
Net cash provided by (used in) financing activities	15,222	(8,439)
Decrease in cash, cash equivalents and restricted cash	(35,112)	(8,670)
Cash, cash equivalents and restricted cash, beginning of period	44,995	59,898
Cash, cash equivalents and restricted cash, end of period	$9,883	$51,228
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—
Earnout liability associated with the Kent Island Transaction	—	4,381
Right of use assets obtained in exchange for new operating lease liabilities	2,317	4,776
Right of use assets obtained in exchange for new finance lease liabilities	13,475	3,095
Right of use assets disposed or adjusted modifying finance lease liabilities	—	988
Interest paid	2,327	1,413
Cash paid for income taxes	$4,663	$4,700

The accompanying notes are an integral part of these condensed consolidated financial statements

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “us”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solutions firm who strives to be an indispensable partner to building owners with mission critical mechanical (heating, ventilation, air conditioning), electrical, and plumbing infrastructure. The Company’s focus is in six vertical markets; healthcare, industrial and manufacturing, data centers, life science, higher education and cultural and entertainment. The Company provides comprehensive facility services with expertise in the management and maintenance of mechanical, electrical, plumbing and controls systems who uniquely combines engineering solutions with field installation expertise to provide custom solutions. The Company has approximately 1,700 employees in 21 offices across the eastern United States and operates primarily in the Eastern and Midwest regions of the United States.
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
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP, (“LC LP”), Harper Limbach LLC (“Harper”), Harper Limbach Construction LLC (“Harper Construction LLC”), Limbach Facility & Project Solutions LLC (“LFPS”), Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island Mechanical, LLC (“Kent Island”), Consolidated Mechanical, LLC (“Consolidated Mechanical”) and Pioneer Power, LLC (“Pioneer Power”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the

periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2025, its results of operations and equity for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the potential impact of adopting ASU 2025-05 on its condensed consolidated financial statements and disclosures.
Note 3 – Acquisitions
Pioneer Power Transaction
On July 1, 2025 (the “Pioneer Power Effective Date”), LFS and the former owners of Pioneer Power (the “Pioneer Power Seller”) entered into a Purchase Agreement (the “Pioneer Power Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Pioneer Power from the Pioneer Power Seller (the “Pioneer Power Transaction”). Prior to the acquisition, Pioneer Power was 100% owned through an employee stock ownership plan. The Pioneer Power Transaction closed on the Pioneer Power Effective Date. As a result of the Pioneer Power Transaction, Pioneer Power became a wholly-owned indirect subsidiary of the Company. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expands the Company’s footprint in the core Midwest and extends its reach into new geographic markets in the upper Midwest regions.
Total purchase price paid by the Company for the Pioneer Power Transaction at closing was $66.1 million (the “Pioneer Power Closing Purchase Price”), which was funded through a combination of available cash on hand and borrowings under the Company's revolving credit facility. The payment is subject to typical adjustments for working capital. Of the consideration paid to the Pioneer Power Seller, approximately $4.1 million was held in escrow for indemnification purposes. The purchase price is subject to customary post-closing adjustments.

Allocation of Purchase Price. The Pioneer Power Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $36.6 million of goodwill, which was allocated between the Company's ODR and GCR segments and is fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are subject to change as the Company obtains additional information during the measurement period. Measurement period adjustments are reflected as if the adjustments had been made as of the Pioneer Power Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings.
The following table summarizes the purchase price and estimated fair values of assets acquired and liabilities assumed as of the Pioneer Power Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$66,612
Total Consideration	66,612

Fair value of assets acquired:
Cash and cash equivalents	961
Accounts receivable	18,416
Contract assets	4,176
Other current assets	58
Property and equipment	6,291
Intangible assets	16,200
Amount attributable to assets acquired	46,102

Fair value of liabilities assumed:
Accounts payable, including retainage	8,071
Accrued expenses and other current liabilities	1,527
Contract liabilities	6,506
Amount attributable to liabilities assumed	16,104
Goodwill	$36,614
As of September 30, 2025, the allocation of the purchase price has not been finalized with respect to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, goodwill and tax related matters. A final determination of the fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Pioneer Power Effective Date.
For working capital items, such as cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and other current liabilities, the carrying value was assumed to represent the fair value of these assets and liabilities due to their current nature. There was no difference between the contract value and fair value of accounts receivable acquired.
In connection with the acquisition of Pioneer Power, the Company acquired property and equipment with an aggregate fair value of approximately $6.3 million. The property and equipment primarily consisted of land, buildings and improvements and related property of the former owners, as well as certain machinery and equipment utilized in its operations. The fair values of the acquired assets were determined based on independent appraisals and management estimates using the cost approach. Significant unobservable inputs in the estimate of fair value under this approach included management's assumptions about the replacement costs for similar assets, the relative age of the acquired assets and any potential economic or functional obsolescence associated with the acquired assets. As a result, the estimated fair value of the property and equipment represented a Level 3 fair value measurement.

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
The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible asset. The estimated annual amortization expense for the remainder of 2025 is approximately $0.7 million, $2.3 million for 2026, $1.6 million for 2027 and $1.5 million for each of the following three years.
Intangible assets, net as of September 30, 2025 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$1,000	$(158)	$842	1.3
Customer relationships - ODR	10,360	(268)	10,092	9.4
Customer relationships - GCR	4,440	(115)	4,325	9.4
Backlog - ODR	260	(78)	182	0.6
Backlog - GCR	140	(42)	98	0.6
Total	$16,200	$(661)	$15,539	8.7
In connection with the Pioneer Power Transaction, the Company entered into certain retention-related bonus arrangements with key employees of Pioneer Power. These arrangements are designed to promote continued employment and support integration efforts following the acquisition. Retention-related compensation is recognized as expense ratably over the service period, which runs through December 2027, and is contingent on continued employment. The retention-related bonus arrangements are separate from, and not part of, the consideration transferred in the acquisition. Accordingly, these amounts were not included in the determination of purchase price or the allocation of purchase consideration under ASC 805, Business Combinations. Related expenses are recognized within acquisition-related retention expense and contingent consideration in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million in retention-related expenses associated with the Pioneer Power Transaction.
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
Total purchase price paid by the Company for the Consolidated Mechanical Transaction at closing was $23.0 million (the “Consolidated Mechanical Closing Purchase Price”), which was funded by cash on hand. The payment is subject to typical adjustments for working capital. Of the consideration paid to the Consolidated Mechanical Seller, approximately $0.3 million was held in escrow for indemnification purposes. The purchase price was subject to customary post-closing adjustments. In addition, the Consolidated Mechanical Seller may receive up to an aggregate of $2.0 million in cash, consisting of two individual tranches of $1.0 million pursuant to the terms of the Consolidated Mechanical Purchase Agreement, if the gross profit of Consolidated Mechanical equals or exceeds approximately (i) $6.8 million in the 12-month period beginning on the

Consolidated Mechanical Effective Date (the “First Consolidated Mechanical Earnout Period”) or (ii) $6.8 million in the 12-month period beginning on the first anniversary of the Consolidated Mechanical Effective Date (the “Second Consolidated Mechanical Earnout Period” and together with the First Consolidated Mechanical Earnout Period, the “Consolidated Mechanical Earnout Payments”).
Allocation of Purchase Price. The Consolidated Mechanical Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $11.1 million of goodwill, which was fully allocated to the Company's ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Consolidated Mechanical Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would have accordingly revised its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Consolidated Mechanical Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings. The Company finalized its purchase price allocation during the third quarter of 2025.
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
Kent Island Transaction
On September 3, 2024 (the “Kent Island Effective Date”), LFS, Kent Island, and the owner of Kent Island (the “Kent Island Seller”) entered into a Purchase Agreement (the “Kent Island Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Kent Island from the Kent Island Seller (the “Kent Island Transaction”). The Kent Island Transaction closed on the Kent Island Effective Date. As a result of the Kent Island Transaction, Kent Island became a wholly-

owned indirect subsidiary of the Company. Kent Island is a leading provider of building systems solutions in the greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Total purchase price paid by the Company for the Kent Island Transaction at closing was $15.0 million (the “Kent Island Closing Purchase Price”), which was funded by cash on hand. The payment was subject to typical adjustments for working capital. Of the consideration paid to the Kent Island Seller, approximately $0.4 million was held in escrow for indemnification purposes. The purchase price was subject to customary post-closing adjustments. In addition, the Kent Island Seller may receive up to an aggregate of $5.0 million in cash, consisting of two individual tranches of $2.5 million pursuant to the terms of the Kent Island Purchase Agreement, if the gross profit of Kent Island equals or exceeds approximately (i) $3.3 million in the 12-month period beginning on the Kent Island Effective Date (the “First Kent Island Earnout Period”) or (ii) $0.2 million in the 12-month period beginning on the first anniversary of the Kent Island Effective Date (the “Second Kent Island Earnout Period” and together with the First Kent Island Earnout Period, the “Kent Island Earnout Payments”).
Allocation of Purchase Price. The Kent Island Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $5.6 million of goodwill, which was allocated between the Company's ODR and GCR segments and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtained additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Kent Island Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would have accordingly revised its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Kent Island Effective Date. The impact of all changes that do not qualify as measurement period adjustments would have been included in current period earnings. The Company finalized its purchase price allocation during the third quarter of 2025.
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
Impact of Acquisitions on the Company’s Financial Statements
The acquisitions of Pioneer Power, Consolidated Mechanical, and Kent Island contributed $47.3 million and $76.1 million of total revenue for the three and nine months ended September 30, 2025, respectively. Acquisition-related revenue for the three and nine months ended September 30, 2025 reflects full and partial period contributions from Consolidated Mechanical and Kent Island acquired in 2024, as well as revenue from Pioneer Power acquired during 2025. The acquired companies impact on net income for the three and nine months ended September 30, 2025 was not material.
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
Contract assets
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts due under retainage provisions. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2025	December 31, 2024	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,608	$27,304	$3,304
Retainage receivable	22,064	20,245	1,819
Total contract assets	$52,672	$47,549	$5,123
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
The current estimated net realizable value on such items as recorded in contract assets and contract liabilities in the condensed consolidated balance sheets was $10.4 million and $10.9 million as of September 30, 2025 and December 31, 2024, respectively. The Company currently anticipates that the majority of such amounts will be approved or executed within one year. The resolution of those claims and unapproved change orders that may require litigation or other forms of dispute resolution proceedings may delay the timing of billing beyond one year.
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts and provisions for losses. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2025	December 31, 2024	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	$37,236	$44,417	$(7,181)
Provisions for losses	36	102	(66)
Total contract liabilities	$37,272	$44,519	$(7,247)
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
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Revenue earned on uncompleted contracts	$613,235	$618,153
Less: Billings to date	(619,863)	(635,266)
Net (overbilling) underbilling	$(6,628)	$(17,113)

(in thousands)	September 30, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,608	$27,304
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,236)	(44,417)
Net (overbilling) underbilling	$(6,628)	$(17,113)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended September 30, 2025, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $1.5 million that had a net gross profit impact of $0.5 million or more. The

Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more during the nine months ended September 30, 2025.
During the three months ended September 30, 2024, the Company did not record any gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more. During the nine months ended September 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.5 million, respectively, and one GCR project gross profit write-down for a total of $0.6 million that had a net gross profit impact of $0.5 million or more.
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
As of September 30, 2025, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $221.0 million and $121.2 million, respectively. The Company currently estimates that 45% and 31% of its ODR and GCR segment remaining performance obligations as of September 30, 2025, respectively, will be recognized as revenue during the remainder of 2025, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $69.7 million and $33.0 million as of September 30, 2025 and December 31, 2024, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and nine months ended September 30, 2025 and September 30, 2024.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2024	$—	$16,374	$16,374
Measurement period adjustments - Industrial Air Transaction(1)	—	59	59
Goodwill associated with the Kent Island Transaction(2)	4,244	1,240	5,484
Goodwill associated with the Consolidated Mechanical Transaction	—	11,117	11,117
Goodwill as of December 31, 2024	4,244	28,790	33,034
Measurement period adjustments - Kent Island Transaction(2)	94	—	94
Measurement period adjustments - Consolidated Mechanical Transaction(3)	—	3	3
Goodwill associated with the Pioneer Power Transaction	10,984	25,630	36,614
Goodwill as of September 30, 2025	$15,322	$54,423	$69,745

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
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2025
Amortized intangible assets:
Customer relationships	$47,620	$(10,419)	$37,201
Backlog	5,960	(5,118)	842
Trade name, trademarks and intellectual property	5,550	(2,058)	3,492
Total amortized intangible assets	59,130	(17,595)	41,535
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$69,090	$(17,595)	$51,495
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
Total amortization expense for the Company's definite-lived intangible assets was $2.4 million and $6.0 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $3.0 million for the three and nine months ended September 30, 2024, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2025	December 31, 2024
A&R Wintrust Revolving Loans	34,501	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	22,036	11,888
Financing liability	5,351	5,351
Total debt	61,888	27,239
Less - Current portion of long-term debt	(5,255)	(3,314)
Less - Unamortized discount and debt issuance costs	(358)	(371)
Long-term debt	$56,275	$23,554
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
The Company is party to an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12%. If the one-month SOFR (as defined in the Second Amendment to the Second A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. See Note 8 for further information regarding this interest rate swap.
As of September 30, 2025 and December 31, 2024, the Company had $34.5 million and $10.0 million in borrowings outstanding under the A&R Wintrust Revolving Loans, respectively. During the three and nine months ended September 30, 2025, the maximum outstanding borrowings under the A&R Wintrust Revolving Loans at any time was $50.0 million for both periods, and the average daily balance was $48.0 million and $22.8 million, respectively. During both the three and nine months ended September 30, 2024, the maximum outstanding borrowings under the A&R Wintrust Revolving Loans at any time was $10.0 million and the average daily balance was $10.0 million.
For the three and nine months ended September 30, 2025, the Company incurred interest on the A&R Wintrust Revolving Loans at a weighted average annual interest rate of 6.28% and 6.12%, respectively, inclusive of the net impact associated with the Company's interest rate swap arrangement. During both the three and nine months ended September 30, 2024, the Company incurred interest on the A&R Wintrust Revolving Loans at a weighted average annual interest rate of 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At September 30, 2025, the Company had irrevocable letters of credit in the amount of $5.1 million with its lender to secure obligations under its self-insurance program.

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
As of September 30, 2025, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
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
As of September 30, 2025, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For both the three and nine months ended September 30, 2025 and 2024, approximately $0.1 million and $0.4 million of interest expense associated with the financing was recognized, respectively.
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
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company's common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2025 and July 2025, the Company issued 2,321 and 2,175 shares of its common stock to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2024 and June 30, 2025, respectively. In January 2024 and July 2024, the Company issued a total of 2,989 and 3,101 shares of its common stock to participants in the ESPP who contributed to the plan during the offering periods ending December 31, 2023 and June 30, 2024, respectively. As of September 30, 2025, 378,370 shares remain available for future issuance under the ESPP.
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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2025 and December 31, 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For the three and nine months ending September 30, 2025, the Company recognized interest income in the aggregate of approximately $0.1 million and $0.8 million, respectively, associated with its overnight repurchase agreements and money market funds. For the three and nine months ending September 30, 2024, the Company recognized interest income in the aggregate of approximately $0.6 million and $1.7 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$38,962	$38,962	$—	$—
Money market fund	4,000	4,000	—	—
Total	$42,962	$42,962	$—	$—
A&R Wintrust Revolving Loans
The Company also believes that the carrying value of the A&R Wintrust Revolving Loans approximates its respective fair value due to the variable rate on such debt. As of September 30, 2025, the Company determined that the fair value of the A&R Wintrust Revolving Loans was $34.5 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
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
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.3 million and $1.5 million for the three and nine months ended September 30, 2025, respectively, which was presented in acquisition-related retention expense and contingent consideration in the Company's condensed consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recorded a net increase in the estimated fair value of such liabilities of $0.6 million and $2.3 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at September 30, 2025 and December 31, 2024.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First Kent Island Earnout Period	$2,500	$—	$—	$2,500
First Consolidated Mechanical Earnout Period	800	—	—	800
Second ACME Earnout Period	2,000	—	—	2,000
Second IA Earnout Period	3,500	—	—	3,500
Other long-term liabilities:
Second Kent Island Earnout Period	2,329	—	—	2,329
Second Consolidated Mechanical Earnout Period	574	—	—	574
Total	$11,703	$—	$—	$11,703

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period(1)	$3,000	$—	$—	$3,000
First Kent Island Earnout Period	2,297	—	—	2,297
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period	1,713	—	—	1,713
Other long-term liabilities:
Second IA Earnout Period	3,222	—	—	3,222
Second Kent Island Earnout Period	2,201	—	—	2,201
Second Consolidated Mechanical Earnout Period	355	—	—	355
Total	$13,190	$—	$—	$13,190
(1)    In February 2025, the Company made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of September 30, 2025 and December 31, 2024, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and $0.2 million respectively, and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recognized a loss of less than $0.1 million and $0.2 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three and nine months ended September 30, 2024, the Company recognized a loss of $0.3 million and $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
Note 9 – Earnings per Share
Earnings per Share

The Company calculates earnings per share in accordance with ASC Topic 260 - Earnings Per Share (“EPS”). Basic earnings per share of the Company's common stock applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of shares of the Company's common stock outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants and shares issued in conjunction with the Company’s ESPP and RSUs, all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
EPS numerator:
Net income	$8,788	$7,484	$26,764	$21,033

EPS denominator:
Weighted average shares outstanding – basic	11,627	11,273	11,558	11,234
Impact of dilutive securities	480	754	533	765
Weighted average shares outstanding – diluted	12,107	12,027	12,091	11,999

EPS:
Basic	$0.76	$0.66	$2.32	$1.87
Diluted	$0.73	$0.62	$2.21	$1.75

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based RSUs (See Note 14)	—	—	—	64
Performance-based RSUs (See Note 14)	—	—	—	131
Market-based RSUs (See Note 14)	—	—	4	—
Employee Stock Purchase Plan	—	319	186	313
Total	—	319	190	508
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
The following table presents our income tax expense and our income tax rate for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Income tax expense	$3,767	$3,394	$4,546	$5,462
Income tax rate	30.0%	31.2%	14.5%	20.6%
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2025 and 2024. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the nine months ended September 30, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
No valuation allowance was required as of September 30, 2025 or December 31, 2024.
In July 2025, newly enacted federal legislation introduced changes to U.S. federal tax law which, among other measures, reinstated and made permanent 100% bonus depreciation for qualified short-lived assets and restored immediate expensing of domestic R&D expenditures. This legislative change allows the Company to accelerate depreciation and amortization deductions on newly-placed equipment and certain qualifying structures, thereby contributing to a modest reduction in its federal taxable income for the quarter. While the full impact is subject to timing of assets being placed in service and contract flows, management believes these tax incentives enhance cash-flow flexibility and reinforce its capital deployment strategy.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.

Condensed consolidated segment information for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Statement of Operations Data:
Revenue:
ODR	$141,382	$93,007	$340,723	$250,017
GCR	43,201	40,913	119,209	125,114
Total revenue	184,583	133,920	459,932	375,131

Gross profit:
ODR	35,679	29,647	93,429	77,170
GCR	9,006	6,467	27,801	23,540
Total gross profit	44,685	36,114	121,230	100,710

Selling, general and administrative(1)	28,330	23,748	81,480	69,800
Acquisition-related retention expense and contingent consideration	610	610	1,832	2,344
Amortization of intangibles	2,400	868	6,020	2,956
Operating income	$13,345	$10,888	$31,898	$25,610

Other (expenses) income:
Interest expense	(1,223)	(468)	(2,312)	(1,375)
Interest income	88	626	792	1,734
Gain on disposition of property and equipment	367	99	1,107	656
Loss on change in fair value of interest rate swap	(22)	(267)	(175)	(130)
Total other (expenses) income	(790)	(10)	(588)	885
Income before income taxes	$12,555	$10,878	$31,310	$26,495
(1)    Included within selling, general and administrative expenses was $1.9 million and $1.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $4.3 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of September 30, 2025, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
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
For both the three and nine months ended September 30, 2025 and 2024, the Company recorded approximately $0.3 million and $0.9 million, respectively, of income in selling, general and administrative expense related to this sublease agreement.

The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets(1)(2)	$20,758	$21,539
Finance	Property and equipment, net(3)(4)	23,664	13,966
Total lease assets		$44,422	$35,505

Liabilities
Current
Operating	Current operating lease liabilities	$4,284	$4,093
Finance	Current portion of long-term debt	5,255	3,314
Noncurrent
Operating	Long-term operating lease liabilities	16,938	17,766
Finance	Long-term debt(5)	22,132	13,925
Total lease liabilities		$48,609	$39,098
(1)     Operating lease assets are recorded net of accumulated amortization of $16.9 million at September 30, 2025 and $14.1 million at December 31, 2024.
(2)    Includes approximately $0.8 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $7.8 million at September 30, 2025 and $5.0 million at December 31, 2024.
(4)    Includes approximately $2.3 million and $2.4 million of net property assets associated with the Company's Pontiac Facility at September 30, 2025 and December 31, 2024, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both September 30, 2025 and December 31, 2024. See Note 6 for further detail.

The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2025	2024	2025	2024
Operating lease cost	Cost of revenue(1)	$834	$785	$2,603	$2,116
Operating lease cost	Selling, general and administrative(1)	524	523	1,389	1,848
Finance lease cost
Amortization	Cost of revenue(2)	1,421	816	3,392	2,310
Interest	Interest expense, net(2)	278	128	650	363
Total lease cost		$3,057	$2,252	$8,034	$6,637
(1)    Operating lease costs recorded in cost of revenue included $0.3 million and $0.2 million of variable lease costs for the three months ended September 30, 2025 and 2024, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended September 30, 2025 and 2024, and $0.3 million for each of the nine months ended September 30, 2025 and 2024. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue include variable lease costs of $0.9 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of September 30, 2025 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
Remainder of 2025	$1,631	$134	$1,765	$1,001	$191	$1,192	$279
2026	6,070	542	6,612	4,719	770	5,489	1,132
2027	5,178	555	5,733	3,999	871	4,870	495
2028	4,482	569	5,051	3,176	871	4,047	14
2029	4,656	583	5,239	2,502	876	3,378	—
Thereafter	2,676	13,149	15,825	1,966	4,121	6,087	—
Total minimum lease payments	24,693	15,532	40,225	17,363	7,700	25,063	$1,920
Financing Component (3)	(2,657)	(10,181)	(12,838)	(2,279)	(1,562)	(3,841)
Net present value of minimum lease payments	22,036	5,351	27,387	15,084	6,138	21,222
Less: current portion of finance and operating lease obligations	(5,255)	—	(5,255)	(3,830)	(454)	(4,284)
Long-term finance and operating lease obligations	$16,781	$5,351	$22,132	$11,254	$5,684	$16,938
(1)    Associated with the aforementioned related party leases entered into with former members of JMLLC and Industrial Air.
(2)    Primarily associated with the aforementioned third-party sublease agreement.
(3)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	September 30, 2025	December 31, 2024
Weighted average lease term (in years):
Operating	5.58	5.90
Finance (1)	4.13	3.84

Weighted average discount rate:
Operating	6.17%	6.02%
Finance (1)	5.43%	6.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,935	$3,778
Operating cash flows from finance leases	619	361
Financing cash flows from finance leases	3,052	2,179
Right-of-use assets exchanged for lease liabilities:
Operating leases	2,317	4,776
Finance leases	13,475	3,095
Right-of-use assets disposed or adjusted modifying finance leases liabilities	—	988
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2025, the Company had approximately $111.0 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of September 30, 2025 and December 31, 2024 are as follows:

(in thousands)	September 30, 2025	December 31, 2024
Current liability — workers’ compensation and general liability	$864	$395
Current liability — medical and dental	681	485
Non-current liability	212	505
Total liability	$1,757	$1,385
Restricted cash	$65	$65
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the three months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $0.5 million of non-cash stock-based compensation expense related to outstanding service-based

RSUs, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $1.7 million and $1.6 million of stock-based compensation expense related to outstanding service-based RSUs, respectively.
The following table summarizes the Company's service-based RSU activity for the nine months ended September 30, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	149,806	$22.79
Granted	31,106	85.43
Vested	(89,858)	19.88
Forfeited	(2,310)	76.13
Unvested at September 30, 2025	88,744	$46.30
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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended September 30, 2025 and 2024, the Company recognized $1.0 million and $1.1 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. For the nine months ended September 30, 2025 and 2024, the Company recognized $2.4 million and $2.7 million, respectively, of stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of September 30, 2025 are related to awards granted in fiscal years 2023 and 2024.
The following table summarizes the Company's PRSU activity for the nine months ended September 30, 2025:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	496,286	$15.91
Granted	—	—
Performance factor adjustment(1)	106,471	8.21
Vested	(319,430)	8.21
Forfeited	(1,582)	45.47
Unvested at September 30, 2025	281,745	$21.57
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

Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company's stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three and nine months ended September 30, 2025, the Company recognized $0.4 million and $1.1 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs. No MRSUs were outstanding during the three and nine months ended September 30, 2024.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	50,710	89.75
Vested	—	—
Forfeited	(1,644)	89.75
Unvested at September 30, 2025	49,066	$89.75
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $1.9 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized non-cash stock-based compensation expense of $5.2 million and $4.3 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2025 and 2024 was $29.7 million and $16.9 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $8.4 million at September 30, 2025. These costs are expected to be recognized over a weighted average period of 1.74 years.

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
Overview
The Company is a building systems solutions firm that partners with building owners and facilities managers with mission critical mechanical (heating, ventilation and air conditioning), electrical, and plumbing infrastructure. The Company strives to be an indispensable partner to its customers by providing services that are essential to the operation of their businesses. The Company has approximately 1,700 team members in 21 offices across the eastern United States. The Company’s team members uniquely combine engineering expertise with field installation skills to provide custom solutions that leverage its full life-cycle capabilities, which allows it to address both the operational and capital projects needs of its customers.
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
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs for the Company's administrative, estimating, human resources, safety, information technology, legal, finance and accounting team members and executives. Also included in SG&A expenses are non-personnel costs, such as travel-related expenses, legal and other professional fees and other corporate expenses to support the growth of the Company's business and to meet the compliance requirements associated with operating as a public company. Those costs include additional consulting, legal and audit fees, insurance costs, Board of Directors’ compensation and the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Acquisition-related Retention Expense and Contingent Consideration
As part of the acquisition of Pioneer Power, the Company implemented retention arrangements for certain key employees of the acquired business. Retention-related compensation is recognized as expense ratably over the service period, which runs through December 2027, and is contingent on continued employment.
Certain of the Company's prior acquisitions include contingent earnout arrangements in which the Company may be required to make additional payments contingent upon the acquired businesses achieving specified performance targets over specified periods. The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from the acquisitions of each of ACME, Industrial Air, Kent Island and Consolidated Mechanical. The carrying values of the ACME, Industrial Air, Kent Island and Consolidated Mechanical Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's contingent earnout arrangements.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships. Each of the Jake Marshall, ACME, Industrial Air, Kent Island, Consolidated Mechanical and Pioneer Power-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 5 – Goodwill and Intangible Assets for further information on the Company’s intangible assets.
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

Impact of Acquisitions
In order to provide a more meaningful period-over-period discussion of the Company’s operating results, the Company may discuss amounts generated or incurred (revenues, gross profit, selling, general and administrative expenses, and operating income) from companies acquired. The amounts discussed reflect the acquired companies’ operating results in the current reported period only for the time period these entities were not owned by the Company in the comparable prior reported period. As a result, period-over-period comparisons may not be fully indicative of ongoing trends in our operating performance.
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, Inc. (“Pioneer Power”), for a purchase price at closing of $66.1 million paid through a combination of available cash and the Company’s revolving credit facility (the “Pioneer Power Transaction”). Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expands the Company’s footprint in the core Midwest region and extends its reach into new geographic markets in the upper Midwest.
On December 2, 2024, the Company completed an acquisition of Owensboro, Kentucky-based specialty mechanical contractor, Consolidated Mechanical, LLC (“Consolidated Mechanical”), for a purchase price at closing of $23.0 million. The transaction also provided for an earnout of up to $2.0 million potentially being paid out over 2026 and 2027. Consolidated Mechanical serves the heavy industrial, power and commercial markets. Consolidated Mechanical is a premier provider of mechanical, millwright, steel fabrication, plumbing construction, maintenance, and outage services to owners of complex process systems in the industrial sector. The acquisition extends the Company’s reach into the industrial sector, with new exposure to the power generation, food processing, manufacturing, and metal markets in Kentucky, Illinois and Michigan.
On September 3, 2024, the Company completed an acquisition of Laurel, MD-based specialty mechanical contractor, Kent Island Mechanical, LLC (“Kent Island”), for a purchase price at closing of $15.0 million. The transaction also provided for an earnout of up to $5.0 million potentially being paid out over 2025 and 2026. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
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

Comparison of Results of Operations for the three months ended September 30, 2025 and 2024
The following table presents operating results for the three months ended September 30, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2025			2024
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$141,382	76.6%		$93,007	69.4%
GCR	43,201	23.4%		40,913	30.6%
Total revenue	184,583	100.0%		133,920	100.0%

Gross profit:
ODR	35,679	25.2%	(1)	29,647	31.9%	(1)
GCR	9,006	20.8%	(2)	6,467	15.8%	(2)
Total gross profit	44,685	24.2%		36,114	27.0%

Selling, general and administrative(3)	28,330	15.3%		23,748	17.7%
Acquisition-related retention expense and contingent consideration	610	0.3%		610	0.5%
Amortization of intangibles	2,400	1.3%		868	0.6%
Total operating income	13,345	7.2%		10,888	8.1%

Other income	(790)	(0.4)%		(10)	—%
Total income before income taxes	12,555	6.8%		10,878	8.1%
Income tax provision	3,767	2.0%		3,394	2.5%
Net income	$8,788	4.8%		$7,484	5.6%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.9 million and $1.6 million of non-cash stock-based compensation expense for the three months ended September 30, 2025 and 2024, respectively.
Revenue

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$141,382	$93,007	$48,375	52.0%
GCR	43,201	40,913	2,288	5.6%
Total revenue	$184,583	$133,920	$50,663	37.8%
Revenue for the three months ended September 30, 2025 increased by $50.7 million, or 37.8%, to $184.6 million, compared to $133.9 million for the three months ended September 30, 2024. The increase in revenue was primarily attributable to both growth within the Company’s existing operations and the impact of recent acquisitions completed in the second half of 2024 and July 2025.
ODR revenue for the three months ended September 30, 2025 increased by $48.4 million, or 52.0%, to $141.4 million, compared to $93.0 million for the three months ended September 30, 2024. This increase was primarily attributable to the Company's continued focus on the accelerated growth of its ODR business and as a result of the Pioneer Power, Consolidated

Mechanical and Kent Island transactions. These acquisitions contributed approximately $37.1 million in ODR revenue in the current period.
GCR revenue for the three months ended September 30, 2025 increased by $2.3 million, or 5.6%, to $43.2 million, compared to $40.9 million for the three months ended September 30, 2024. The increase in period-over-period GCR segment revenue was primarily associated with the operations of Pioneer Power and Kent Island, partially offset by the Company's continued focus on the execution of its mix-shift strategy to ODR. These acquisitions contributed approximately $10.3 million in GCR revenue in the current period.
Gross Profit

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$35,679	$29,647	$6,032	20.3%
GCR	9,006	6,467	2,539	39.3%
Total gross profit	$44,685	$36,114	$8,571	23.7%

Total gross profit as a percentage of total revenue	24.2%	27.0%
The Company's gross profit for the three months ended September 30, 2025 increased by $8.6 million, or 23.7%, compared to the three months ended September 30, 2024. ODR gross profit increased $6.0 million, or 20.3%, due to an increase in revenue despite lower segment margins of 25.2% versus 31.9%. The decrease in ODR segment margins was primarily attributable to the impact of Pioneer Power, which operates at a lower gross margin profile relative to the Company’s legacy ODR operations. Management is focused on aligning the acquired Pioneer Power operations with the Company’s broader operating model to improve profitability over time. GCR gross profit increased $2.5 million, or 39.3%, due to an increase in revenue and higher segment margins of 20.8% compared to 15.8% period-over-period. The total gross profit percentage decreased from 27.0% for the three months ended September 30, 2024 to 24.2% for the same period ended in 2025, mainly driven by the decrease in ODR gross margins due to the lower gross margin profile of Pioneer Power, which was also partially offset by the Company continuing to be more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $0.5 million or more during the three months ended September 30, 2025 and 2024.
Selling, General and Administrative

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$28,330	$23,748	$4,582	19.3%

Total selling, general and administrative as a percentage of total revenue	15.3%	17.7%
The Company's SG&A expense for the three months ended September 30, 2025 increased by approximately $4.6 million, or 19.3%, compared to the three months ended September 30, 2024. The Company’s SG&A expense for the three months ended September 30, 2025 increased primarily due to a $2.3 million increase in payroll related expenses, a $1.5 million aggregate increase in SG&A-related expenses associated with Pioneer Power and Consolidated Mechanical, and a $0.4 million increase in non-cash stock-based compensation expenses. Pioneer Power and Consolidated Mechanical were not acquired entities of the Company during the three months ended September 30, 2024. Although SG&A expense increased period-over-period, SG&A expense as a percentage of revenue decreased to 15.3% for the three months ended September 30, 2025 as compared to 17.7% for the three months ended September 30, 2024 primarily due to the increased revenue in the third quarter of 2025 as a result of the Pioneer Power acquisition.
Acquisition-related Retention Expense and Contingent Consideration

Acquisition-related retention and contingent consideration expenses were $0.6 million for both the three months ended September 30, 2025 and 2024. These expenses for the three months ended September 30, 2025 included $0.3 million of retention-related expense associated with the Pioneer Power Transaction, which did not occur in the prior-year period. In addition, the Company recognized a $0.3 million increase in the fair value of contingent consideration during the current quarter, compared to a $0.6 million increase in the fair value of contingent consideration during the three months ended September 30, 2024.
As part of the acquisition of Pioneer Power, the Company entered into retention agreements with certain key employees of the acquired business. Retention-related compensation is recognized as expense ratably over the service period, which runs through December 2027, and is contingent on continued employment. The change in fair value of contingent consideration reflects updated estimates of the acquired business’s projected performance relative to the earnout targets established at the time of acquisition. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	Three Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$2,400	$868	$1,532	176.5%
Total amortization expense for the three months ended September 30, 2025 and 2024 was $2.4 million and $0.9 million, respectively. The period-over-period increase in amortization expense was a result of the Pioneer Power and Consolidated Mechanical acquisitions, which resulted in higher amortization expense in the current year period as the related intangible assets from the acquisitions were not included in the prior-year comparative period. See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other (Expenses) Income

	Three Months Ended September 30,
	2025	2024	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(1,223)	$(468)	$(755)	161.3%
Interest income	88	626	(538)	(85.9)%
Gain on disposition of property and equipment	367	99	268	270.7%
Loss on change in fair value of interest rate swap	(22)	(267)	245	(91.8)%
Total other (expenses) income	$(790)	$(10)	$(780)	7,800.0%
Total other expenses for the three months ended September 30, 2025 increased approximately $0.8 million as compared to the three months ended September 30, 2024. The change period-over-period was primarily driven by a $0.8 million increase in interest expense related to greater borrowings under the Company’s revolving credit facility and higher financing costs associated with a larger vehicle fleet period-over-period, as well as a $0.5 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances. Partially offsetting these changes was a $0.3 million increase in gains associated with the disposition of certain property and equipment as part of the Company’s ongoing asset management and fleet optimization efforts and a lower loss recognized in connection with the change in fair value of the Company's interest rate swap arrangement.
Income Taxes
The Company recorded an income tax provision of $3.8 million for the three months ended September 30, 2025 compared to $3.4 million for the three months ended September 30, 2024. The effective tax rate was 30.0% and 31.2% for the three months ended September 30, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items.
Comparison of Results of Operations for the nine months ended September 30, 2025 and 2024

The following table presents operating results for the nine months ended September 30, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine Months Ended September 30,
	2025			2024
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$340,723	74.1%		$250,017	66.6%
GCR	119,209	25.9%		125,114	33.4%
Total revenue	459,932	100.0%		375,131	100.0%

Gross profit:
ODR	93,429	27.4%	(1)	77,170	30.9%	(1)
GCR	27,801	23.3%	(2)	23,540	18.8%	(2)
Total gross profit	121,230	26.4%		100,710	26.8%

Selling, general and administrative(3)	81,480	17.7%		69,800	18.6%
Acquisition-related retention expense and contingent consideration	1,832	0.4%		2,344	0.6%
Amortization of intangibles	6,020	1.3%		2,956	0.8%
Total operating income	31,898	6.9%		25,610	6.8%

Other income	(588)	(0.1)%		885	0.2%
Total income before income taxes	31,310	6.8%		26,495	7.1%
Income tax provision	4,546	1.0%		5,462	1.5%
Net income	$26,764	5.8%		$21,033	5.6%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $5.2 million and $4.3 million of non-cash stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.
Revenue

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$340,723	$250,017	$90,706	36.3%
GCR	119,209	125,114	(5,905)	(4.7)%
Total revenue	$459,932	$375,131	$84,801	22.6%
Revenue for the nine months ended September 30, 2025 increased by $84.8 million, or 22.6%, to $459.9 million, compared to $375.1 million for the nine months ended September 30, 2024. The increase in revenue was primarily attributable to both growth within the Company’s existing operations and the impact of recent acquisitions completed in the second half of 2024 and middle of 2025.
ODR revenue for the nine months ended September 30, 2025 increased by $90.7 million, or 36.3%, to $340.7 million, compared to $250.0 million for the nine months ended September 30, 2024. The increase in period-over-period ODR segment revenue was primarily due to the Company's continued focus on the accelerated growth of its ODR business and as a result of the Pioneer Power, Consolidated Mechanical and Kent Island transactions. These acquisitions contributed approximately $54.8 million in ODR revenue in the current period.

GCR revenue for the nine months ended September 30, 2025 decreased by $5.9 million, or 4.7%, to $119.2 million, compared to $125.1 million for the nine months ended September 30, 2024. The decrease in period-over-period GCR segment revenue was primarily due to the Company’s continued focus on the execution of its mix-shift strategy to ODR, partially offset by an increase in GCR revenue associated with the operations of Kent Island and Pioneer Power. These acquisitions contributed approximately $21.4 million in GCR in the current period.
Gross Profit

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$93,429	$77,170	$16,259	21.1%
GCR	27,801	23,540	4,261	18.1%
Total gross profit	$121,230	$100,710	$20,520	20.4%

Total gross profit as a percentage of total revenue	26.4%	26.8%
The Company's gross profit for the nine months ended September 30, 2025 increased by $20.5 million, or 20.4%, compared to the nine months ended September 30, 2024. ODR gross profit increased $16.3 million, or 21.1%, due to an increase in revenue despite lower segment margins of 27.4% versus 30.9% resulting from certain ODR-related project write-ups recognized in 2024 that did not reoccur in the current year. In addition, gross margins continue to reflect the ongoing integration of acquired companies as the Company transitions them to its standardized revenue growth structure and margin recognition framework. GCR gross profit increased $4.3 million, or 18.1%, due to higher margins on project work period-over-period despite lower revenue. The total gross profit percentage decreased slightly from 26.8% for the nine months ended September 30, 2024 to 26.4% for the same period ended in 2025, mainly driven by the decrease in ODR gross margins due to the lower gross margin profile of Pioneer Power which was also partially offset by the Company continuing to be more selective when pursuing GCR work.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the nine months ended September 30, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $1.5 million that had a net gross profit impact of $0.5 million or more. The Company did not record any material gross profit write-downs that had a net gross profit impact of $0.5 million or more during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company recorded material gross profit write-ups on four ODR projects and two GCR projects for a total of $3.9 million and $1.5 million, respectively, and one GCR project gross profit write-down for a total of $0.6 million that had a net gross profit impact of $0.5 million or more.
Selling, General and Administrative

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$81,480	$69,800	$11,680	16.7%

Total selling, general and administrative as a percentage of total revenue	17.7%	18.6%
The Company's SG&A expense for the nine months ended September 30, 2025 increased by approximately $11.7 million, or 16.7%, compared to the nine months ended September 30, 2024. The Company’s SG&A expense for the nine months ended September 30, 2025 mainly increased due to a $5.1 million increase in payroll related expenses, an aggregate $2.5 million increase in SG&A-related expenses associated with certain entities that were acquired in the second half of 2024 and mid-2025 for which there is no comparable period results, a $1.8 million increase in professional services fees including those incurred with the successful acquisition of Pioneer Power on July 1, 2025, a $0.8 million increase in non-cash stock-based compensation expenses and a $0.3 million increase in travel and entertainment related expenses. Although SG&A expense increased period-over-period, SG&A expense as a percentage of revenue decreased to 17.7% for the nine months ended September 30, 2025 as compared to 18.6% for the nine months ended September 30, 2024 primarily due to the increased revenue in the third quarter of 2025 as a result of the Pioneer Power acquisition.

Acquisition-related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $1.8 million for the nine months ended September 30, 2025, compared to $2.3 million for the nine months ended September 30, 2024. These expenses for the nine months ended September 30, 2025 included $0.3 million of retention-related expense associated with the Pioneer Power Transaction, which did not occur in the prior-year period. In addition, the Company recognized a $1.5 million increase in the fair value of contingent consideration during the nine months ended September 30, 2025, compared to a $2.3 million increase in the fair value of contingent consideration during the nine months ended September 30, 2024.
As part of the acquisition of Pioneer Power, the Company entered into retention agreements with certain key employees of the acquired business. Retention-related compensation is recognized as expense ratably over the service period, which runs through December 2027, and is contingent on continued employment. The change in fair value of contingent consideration reflects updated estimates of the acquired business’s projected performance relative to the earnout targets established at the time of acquisition. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	Nine Months Ended September 30,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$6,020	$2,956	$3,064	103.7%
Total amortization expense for the nine months ended September 30, 2025 and 2024 was $6.0 million and $3.0 million, respectively. The period-over-period increase in amortization expense was a result of the Pioneer Power, Consolidated Mechanical and Kent Island acquisitions, which resulted in higher amortization expense in the current year period as the related intangible assets from the acquisitions were not included in, or were included for only a portion of, the prior-year comparative period. See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other (Expenses) Income

	Nine Months Ended September 30,
	2025	2024	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(2,312)	$(1,375)	$(937)	68.1%
Interest income	792	1,734	(942)	(54.3)%
Gain on disposition of property and equipment	1,107	656	451	68.8%
Loss on change in fair value of interest rate swap	(175)	(130)	(45)	34.6%
Total other (expenses) income	$(588)	$885	$(1,473)	(166.4)%
Total other expenses for the nine months ended September 30, 2025 was approximately $0.6 million as compared to total other income of $0.9 million for the nine months ended September 30, 2024. The change period-over-period was primarily driven by a $0.9 million increase in interest expense related to greater borrowings under the Company’s revolving credit facility and higher financing costs associated with a larger vehicle fleet period-over-period, as well as a $0.9 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances. Partially offsetting these changes was a $0.5 million increase in gains associated with the disposition of certain property and equipment as part of the Company’s ongoing asset management and fleet optimization efforts.
Income Taxes
The Company recorded an income tax provision of $4.5 million for the nine months ended September 30, 2025 compared to $5.5 million for the nine months ended September 30, 2024. The effective tax rate was 14.5% and 20.6% for the nine months ended September 30, 2025 and 2024, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the nine months ended September 30, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 53.5% and 35.1% for the three months ended March 31, 2025 and 2024 respectively, with the impact varying in prior years.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. While backlog provides a measure of work expected to be performed in future periods, it is not necessarily a reliable indicator of future revenue or overall performance of the Company. A substantial portion of the Company’s contracts, particularly within its ODR operations, are short-cycle in nature and may be awarded and substantially completed within a short period following award. These projects typically have short lead times and rapid burn rates and, as a result, are generally not included in reported backlog. Consequently, fluctuations in reported backlog may not correlate with changes in overall market demand, revenue generation, or operational performance. Additional information related to the Company’s remaining performance obligations is provided in Note 4.
The Company's ODR backlog as of September 30, 2025 was $241.6 million compared to $225.3 million as of December 31, 2024. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its service contracts and projects. Based on historical trends, the Company currently estimates that 44% of its ODR backlog as of September 30, 2025 will be recognized as revenue over the remainder of 2025. The Company's ODR backlog increased due to its continued focus on the accelerated growth of its ODR business and as a result of backlog contributions resulting from the Pioneer Power Transaction.
The Company's GCR backlog as of September 30, 2025 was $121.2 million compared to $140.0 million at December 31, 2024. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award it the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 31% of its GCR backlog as of September 30, 2025 will be recognized as revenue over the remainder of 2025. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company is closely monitoring evolving macroeconomic conditions and heightened geopolitical risks. During the first nine months of 2025, there was a marked increase in economic and trade policy uncertainty globally. Rising trade tensions and changes to trade policy could adversely impact global growth and contribute to inflationary pressures. Global conflicts, tariffs, labor disruptions, and regulations continue to generate volatility in markets and can contribute to supply chain vulnerabilities and pricing fluctuations. The Company remains proactive in its collaboration with suppliers to mitigate potential shortages and reduce supply and price volatility. The Company anticipates a higher level of uncertainty with respect to inflation and other macroeconomic trends for the foreseeable future.
While the impact of these factors remains uncertain, the Company continues to evaluate the extent to which they may impact its business, financial condition or results of operations. There can be no assurance that the Company's actions will serve to mitigate such impacts in future periods. In periods of economic uncertainty, businesses and organizations may delay or cancel large capital projects, such as new construction or major mechanical system upgrades. The Company’s service contracts and maintenance work often remain stable or even increase, as customers prioritize maintaining existing systems over capital-

intensive replacements. Further, economic downturns may lead to increased competition and pricing pressures, impacting revenue and margins. The Company believes that its diversified customer offerings reduce its exposure to market volatility. While the Company believes its remaining performance obligations are firm, and its customers have not provided the Company with indications that they no longer wish to proceed with planned projects, prolonged delays in the receipt of critical equipment could result in the Company's customers seeking to terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
In addition, in October 2025, portions of the U.S. federal government experienced a partial shutdown due to the lapse in appropriations. While the ultimate duration and scope of the shutdown remain uncertain, potential impacts on the Company may include delays in the approval and funding of federally sponsored projects, interruptions in the issuance of new contracts, and deferred decision-making by government agencies. To date, the Company has not experienced a material impact on its operations or financial results as a direct result of the U.S. federal government partial shutdown. The Company continues to monitor developments closely and remains focused on mitigating any potential near-term disruptions arising from the shutdown.
Outlook for 2025
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. For 2025, the key objectives of the Company’s strategy are and have been to i) improve profitability and generate quality growth in its operations by shifting to the ODR segment; ii) expand margins through evolved offerings, and iii) scale the business through acquisitions. To accomplish these objectives, the Company has been and currently is executing the following initiatives:
In focusing on improved profitability and generating quality growth in its operation, the Company has dedicated and continues to dedicate, its resources toward the growth of its ODR segment as the scope of offerings provided within the Company’s ODR segment typically yield higher margins when compared to its GCR segment work. During fiscal year 2023, the Company eclipsed its ODR-related revenue target, generating a 50/50 segment revenue mix. For 2024, the Company further expanded its growth within the ODR segment where it generated 66.6% of total consolidated revenue, achieving its 2024 ODR segment revenue target of 65-70%. Through the nine months ended September 30, 2025, the Company's ODR segment increased as a percentage of total consolidated revenue to 74.1%, which is currently in line with its 2025 target of 70%-80%. The Company believes it maintains a disciplined approach, capable of providing a full life-cycle of engineered solutions and craft expertise enabling it to be a one-stop-shop for building owners. The Company continues to make investments to expand its ODR revenue by increasing the value it can offer to building owners and continues to evaluate areas in which it could expand the breadth of its offerings to better serve its customers. In addition, the Company continues to expand its owner-direct offerings to include other digital solutions to manage and monitor the performance of building systems, including data analytics, energy consumption and sustainability. These services allow the Company to develop new revenue streams, leveraging its professional services capabilities to support multi-location regional and national customers in core end-markets, and to drive energy retrofit and performance optimization projects for building owners.
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
Additionally, the Company believes that it can further increase its cash flow and operating income by acquiring strategically synergistic companies that will increase the Company’s geographic footprint, supplement the Company’s current business model, address capability gaps and enhance the breadth of its offerings to better serve its customers. The Company has dedicated and continues to dedicate its resources to seek opportunities to acquire and integrate businesses that have attractive market positions, supports the Company’s ODR growth strategy, expands and/or supplements the Company’s current breadth of offerings and is culturally compatible. As discussed in Note 3, on July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, which is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select end markets in the greater Twin Cities region of Minnesota and upper Midwest region. Pioneer Power serves owners of mission critical facilities and leverages exceptional industrial piping, HVAC and plumbing capabilities to execute complex facility shutdowns and turnarounds, capital projects, facility expansions, renovation and retrofit opportunities, and reoccurring industrial maintenance services. The acquisition of Pioneer Power aligns the Company's ODR-centric focus, and further expands the Company's footprint in the core Midwest region and extends its reach into new geographic markets in the Upper Midwest. In addition, see Note 3 for further information on the Company’s most recent acquisition activity.
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
The following table presents summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(in thousands)
Net cash provided by (used in):
Operating activities	$17,571	$17,494
Investing activities	(67,905)	(17,725)
Financing activities	15,222	(8,439)
Net decrease in cash, cash equivalents and restricted cash	$(35,112)	$(8,670)

Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—
Earnout liability associated with the Kent Island Transaction	—	4,381
Right of use assets obtained in exchange for new operating lease liabilities	2,317	4,776
Right of use assets obtained in exchange for new finance lease liabilities	13,475	3,095
Right of use assets disposed or adjusted modifying finance lease liabilities	—	988
Interest paid	2,327	1,413
Cash paid for income taxes	$4,663	$4,700
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month and then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of September 30, 2025 and December 31, 2024, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	September 30, 2025	December 31, 2024
Current assets	$216,819	$220,334
Current liabilities	(151,230)	(151,037)

Net working capital	$65,589	$69,297
Current ratio (1)	1.43	1.46
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6, as of September 30, 2025, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$26,764	$21,033	$5,731
Non-cash operating activities(1)	23,738	17,246	6,492
Changes in operating assets and liabilities:
Accounts receivable	(4,743)	4,283	(9,026)
Contract assets	(1,041)	(1,115)	74
Other current assets	(3,565)	(395)	(3,170)
Accounts payable, including retainage	(2,972)	(18,418)	15,446
Prepaid income taxes	(44)	—	(44)
Accrued taxes payable	(1,470)	1,311	(2,781)
Contract liabilities	(13,753)	10	(13,763)
Operating lease liabilities	(2,964)	(2,895)	(69)
Accrued expenses and other current liabilities	(1,375)	(1,446)	71
Payment of contingent consideration liability in excess of acquisition-date fair value	(711)	(2,175)	1,464
Other long-term liabilities	(293)	55	(348)
Cash used in working capital	(32,931)	(20,785)	(12,146)
Net cash provided by operating activities	$17,571	$17,494	$77
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
During the nine months ended September 30, 2025, the Company generated $17.6 million in cash from its operating activities, which consisted of net income of $26.8 million and certain non-cash adjustments of $23.7 million, partly offset by cash used in working capital of $32.9 million. During the nine months ended September 30, 2024, the Company generated $17.5 million from its operating activities, which consisted of net income of $21.0 million and certain non-cash adjustments of $17.2 million, partly offset by cash used in working capital of $20.8 million.
The change in operating cash flows during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was relatively flat. The Company recognized a $5.7 million period-over-period increase in net income, a $15.4 million period-over-period increase in cash inflow related to the change in accounts payable, including retainage, which was due to the timing of cash payments and a $6.5 million increase in cash inflow related to the change in non-cash operating activities. Partially offsetting these cash inflows was an $13.7 million period-over-period cash outflow related to the aggregate change in the Company's contract assets and liabilities due to the timing of billings that impacted changes in working capital and a $9.0 million period-over-period cash outflow related to the change in accounts receivable, which was due to the timing of cash receipts.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $67.9 million and $17.7 million for the nine months ended September 30, 2025 and 2024, respectively. Cash used in investing activities for the nine months ended September 30, 2025 included a cash outflow of $65.7 million associated with the Pioneer Power Transaction, net of cash acquired, and a cash outflow of $3.6 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $1.3 million in proceeds from the sale of property and equipment. Cash used in investing activities for the nine months ended September 30, 2024 included a cash outflow of $12.7 million associated with the Kent Island Transaction, net of cash acquired, and $6.2 million in cash outflows related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer service offerings. These cash outflows were partially offset by $1.2 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchases in 2025 and 2024, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $15.2 million for the nine months ended September 30, 2025 compared to cash flows used in financing activities of $8.4 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company borrowed $41.8 million on its revolving credit facility and recognized additional financing cash inflows of $6.3 million associated with the sale of shares to satisfy employee tax withholding requirements and $0.6 million associated with proceeds from employee contributions to the ESPP. These financing cash inflows were partially offset by $17.3 million of repayments on the Company's revolving credit facility, $10.7 million in taxes paid related to the net share settlement of equity awards, $3.1 million for payments on finance leases and a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period, of which $2.3 million was recognized as a cash outflow from financing activities.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of September 30, 2025:

(in thousands)
Cash & cash equivalents(1)		$9,818
Credit agreement:
A&R Wintrust Revolving Loans(2)	$100,000
Outstanding borrowings on the A&R Wintrust Revolving Loans(3)	(34,501)
Outstanding letters of credit	(5,055)
Net credit agreement capacity available		60,444
Total available funding capacity		$70,262
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2025 consisted of certain overnight repurchase agreements.
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
(3)    The Company intends to deploy free cash flow to continue to reduce its borrowings under its revolving credit facility.
Cash Flow Summary

Management continued to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2025. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $9.8 million as of September 30, 2025, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $60.4 million of availability as of September 30, 2025) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2025	December 31, 2024
A&R Wintrust Revolving Loans	34,501	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.96% to 8.60% through 2031	22,036	11,888
Financing liability	5,351	5,351
Total debt	61,888	27,239
Less - Current portion of long-term debt	(5,255)	(3,314)
Less - Unamortized discount and debt issuance costs	(358)	(371)
Long-term debt	$56,275	$23,554
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
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of September 30, 2025 and December 31, 2024, the Company had approximately $111.0 million and $109.3 million in surety bonds outstanding, respectively. The Company believes that its $1 billion bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 for further discussion.
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
Multiemployer Pension Plans
The Company participates in approximately 60 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.
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
Management believes there have been no significant changes during the three months ended September 30, 2025, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements

See Note 2 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under its Second A&R Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of September 30, 2025, the Company had $34.5 million of direct borrowings outstanding under its Second A&R Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, a hypothetical 100 basis point increase in interest rates on our variable-rate debt (excluding the portion hedged by the swap) as of September 30, 2025 would result in an approximate $0.9 million increase in annualized interest expense. Conversely, a 100 basis point decrease in interest rates would result in a comparable decrease in annualized interest expense. Actual results could differ from these estimates due to fluctuations in borrowing levels and other factors. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2025 were $9.8 million, which consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments. For the three and nine months ended September 30, 2025, the Company recognized interest income in the aggregate of approximately $0.1 million and $0.8 million, respectively. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2025, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
A U.S. government shutdown or delays in federal appropriations could adversely affect our business and results of operations.
Our business may be affected by macroeconomic, political, and regulatory conditions that influence the markets in which we operate. While the majority of our revenue is derived from private sector clients, we also perform work under contracts with U.S. federal, state, and local government agencies. Any partial or full shutdown of the U.S. government, delays in appropriations, uncertainty regarding the availability of government funds, or interruptions in government operations could result in the suspension, delay, or termination of government contracts, postponement of payments under existing contracts, or delays in the award of new contracts.
In addition, our customers, suppliers, and partners may rely on government funding, approvals, or regulatory actions that may be suspended, delayed, or limited during a shutdown. These disruptions could postpone the start of projects, extend permitting timelines, or impact demand for our services. A prolonged or repeated government shutdown could also contribute to broader economic uncertainty, reduce public and private investment activity, and slow decision-making by our customers. There can be no assurance that government operations will continue without interruption, and any such disruptions could materially and adversely affect our financial condition, results of operations, liquidity, and overall business prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: November 4, 2025