Form 10-K
period 2025-12-31
Limbach Holdings, Inc.
filed 2026-03-02
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $1,523.5 million.
As of February 27, 2026, the number of shares outstanding of the registrant’s common stock was 11,679,391.
Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed hereafter are incorporated by reference into Part III of this Annual Report on Form 10-K.

LIMBACH HOLDINGS, INC.
FORM 10-K
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Limbach Holdings, Inc. (the “Company”, “Limbach”, “we” or “our”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein, or incorporated herein by reference, include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,”

“plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases or expressions or the negative of any of these terms. Any statements in this Annual Report on Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
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
Risks Related to Our Business and Industry
•Intense competition in our industry could reduce our market share and profitability.
•If we do not effectively manage the size and cost of our operations, our infrastructure may become strained or overly-burdened, and we may be unable to increase revenue growth.
•Failure to maintain high quality building systems solutions in our ODR segment could damage our reputation with customers and negatively impact our results.
•Our contract backlog is subject to adjustments, delays and cancellations and could be an uncertain indicator of our future earnings.
•A U.S. government shutdown or delays in federal appropriations could adversely affect our business and results of operations.
•Because we bear the risk of cost overruns on many of our contracts, we may experience reduced profitability or incur losses if actual costs exceed our estimates.
•Our failure to obtain new customer agreements or renew existing agreements at current or more favorable terms could adversely affect our business, financial condition and results of operations.
•The timing of the award, commencement and performance of contracts may cause variability in our operating results and cash flows.
•We may incur significant costs in performing our work in excess of the original project scope and contract amount without having an approved change order.
•We may be unable to recover additional claimed costs on projects, which could adversely affect our profitability and liquidity.
•We place significant decision-making powers with our business units’ management, which presents certain risks that may cause the operating results of individual branches to vary.
•Acquisitions, divestitures, and other strategic transactions may fail to achieve anticipated financial or strategic benefits and could disrupt our business, and adversely affect our results of operations.
•Our failure to successfully integrate acquired businesses could adversely affect our operating results and financial condition.
•Design/Build and Design/Assist contracts subject us to the risks of design errors and omissions.
•Unsatisfactory safety performance could subject us to penalties and/or litigation, restrict our ability to pursue certain projects, increase operating costs, and adversely affect our employees’ morale and retention.
•Our inability to effectively plan for and utilize our workforce could adversely affect our customer relationships, profitability and operating results.

•Our union and open shop operations subject us to labor relations risks, including potential disputes, work stoppages, and challenges to our corporate structure, which could adversely affect our business and results of operations.
•Our failure to effectively execute our business strategy, including our increased focus on owner-direct relationships, could adversely affect our business and results of operations.
•Misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
•Failure to perform our services in accordance with professional standards or contractual requirements could expose us to significant liability and adversely affect our business and results of operations.
•Our dependence on subcontractors and suppliers could increase costs, disrupt project execution, and adversely affect our profitability and cash flows.
•Increases in the cost or reduced availability of materials, equipment, commodities, or energy due to inflation, tariffs, trade policies, or geopolitical events could adversely affect our profitability and operating results.
•Our inability to identify, contract with, or properly utilize qualified disadvantaged business enterprise (“DBE”) subcontractors could adversely affect our business and results of operations.
•Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners and otherwise exposes us to risks related to the actions of those that we joint venture with.
•Our ability to obtain sufficient surety bonding is critical to our business, and any reduction in bonding capacity or availability could adversely affect our operations and results of operations.
•Our insurance coverage may be insufficient to cover all potential liabilities, and adverse conditions in the insurance markets could increase our costs or limit our ability to obtain required coverage.
•Our use of the cost-to-cost method of accounting requires significant estimates and judgments and may result in reductions or reversals of previously recognized revenue or profit.
•We may be required to record impairment charges related to goodwill or other intangible assets, which could adversely affect our results of operations.
•Contractual warranty obligations could adversely affect our profits and cash flow.
•Adverse economic conditions, geopolitical instability, or volatility in financial markets could reduce demand for our services and adversely affect our business and results of operations.
•Our indebtedness, including variable-rate borrowings and related covenant restrictions, could increase our interest expense, limit our liquidity and financial flexibility, and adversely affect our business and results of operations.
•Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.
•Increases in healthcare costs or changes in healthcare laws could increase our operating expenses and adversely affect our results of operations.
•Our business may be affected by the work environment in which we operate.
•A pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.
•Climate change, including physical risks and the transition to lower-emission building practices, could increase our costs, disrupt operations, and adversely affect our financial results.
•Changing climate-related regulations, disclosure requirements, and environmental, social and governance expectations may increase compliance costs, create regulatory complexity, or adversely affect customer and investor perceptions.
•Information technology system failures, cybersecurity incidents, or data privacy breaches could disrupt our operations and adversely affect our business, results of operations, and reputation.
•The use of artificial intelligence technologies by us or by our third-party vendors may create operational, legal, regulatory, or reputational risks.
•We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
•As federal government contractors, our subsidiaries are subject to a number of rules and regulations, and our contracts with government entities are subject to audit. Noncompliance with applicable requirements could limit a subsidiary’s ability to obtain or perform government contracts.
•Changes in environmental, safety, and health regulations or licensing requirements could increase our compliance costs or limit our ability to perform certain work.
•Our failure to comply with immigration laws and labor regulations could affect our business.
•Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.

Part I
Item 1.    Business
Limbach Holdings, Inc. (the “Company,” “we” or “our”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. With approximately 1,500 team members across 21 offices throughout the Eastern and Midwestern regions of the United States, the Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
2025 Highlights
In 2025, the Company:
•Produced record annual revenue of $646.8 million and a record annual gross profit of $169.3 million.
•Increased its revenue generated from the ODR segment (as defined below) by 40.6% (versus 2024), achieving its previously announced 2025 ODR segment revenue target of 70% - 80% of total consolidated revenue at 75.1%.
•Increased diluted earnings per share by 25.7% (versus 2024) to $3.23.
•Generated $45.7 million of net cash provided by operating activities.
•Successfully completed the acquisition of Pioneer Power, LLC (“Pioneer Power”) (as described in more detail below).
Segments
The Company operates in two segments; (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company's work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
ODR Segment. The Company’s key business initiative for its ODR segment is to position itself as a value-added, indispensable partner to building owners in mission-critical markets, providing full life cycle capabilities from concept design and engineering through system commissioning and around-the-clock service and maintenance primarily to their existing buildings. The Company remains focused on the scalability of its organic business through partnering directly with building owners. The Company believes that its building owner relationships provide a distribution channel through which it can continue to deliver an expanded offering of value-added solutions direct to building owners that further reinforces its value proposition and differentiated capabilities. In addition, by establishing successful, long-term partnerships with building owners, the Company has positioned itself to provide reoccurring small project work, time and materials work and maintenance services, which it believes improves revenue predictability and could increase economic resilience. The Company provides its ODR solutions through the following project delivery methodologies:
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
•Service & Maintenance. The Company provides comprehensive inspection, troubleshooting, repair, and services to ensure the safe, efficient, and reliable operation of building systems. Ongoing maintenance and operations are essential for building functionality, safety, and energy efficiency. The Company’s skilled technicians specialize in servicing all critical building systems, addressing root causes of issues, and delivering tailored maintenance solutions through “evergreen” contracts. The Company’s predictive maintenance solutions include:

•24/7 emergency service and repairs;
•on-site asset valuation;
•staff augmentation;
•proactive preventative maintenance;
•building automation consultation;
•hydro-jetting; and
•facility team training.
•Replacements & Retrofit. The Company provides system and/or facility assessments to determine the best solution for the building owner’s assets. Based on the assessments performed, the Company tailors MEPC systems upgrades for its customers’ system and/or facility. Examples of MEPC systems equipment upgrades and products include providing installed equipment solutions, equipment retrofitting/restoration, off-site equipment skids, temporary equipment fixes and comprehensive system replacements.
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
•MEPC Infrastructure Upgrades. The Company provides comprehensive MEPC infrastructure solutions, leveraging over a century of building systems construction experience to support customers’ facility planning, design, and construction needs. The Company partners with customers to develop tailored long-term solutions, serving as a single-source prime contractor to execute projects that align with customer goals and performance expectations.
•Energy Efficiency & Decarbonization. The Company provides customized solutions to help building owners achieve energy and carbon reduction goals, secure funding, reduce operating costs, and maintain energy-efficient facilities. By enhancing visibility into facility and asset performance, the Company can deliver significant energy savings in a cost-effective manner. Additionally, through consulting and energy engineer-led assessments, it develops tailored solutions and long-term roadmaps focused on reducing carbon emissions while optimizing energy efficiency and system performance. The Company’s tailored approach includes sourcing funding through energy rebates and incentives, energy engineer-led facility assessments and benchmarking, energy-efficient equipment upgrades, and optimizing and maintaining building systems.
Due to the Company’s ongoing relationships with certain building owners, the Company believes it is well positioned with those owners when they initiate capital infrastructure projects. As a result, the ongoing relationship with the customer, along with the maintenance, time and materials, building automation upgrades, critical system repair work, and data driven insights often lead, drive and support the revenue associated with owner direct projects.
ODR revenue for the year ended December 31, 2025 increased by $140.2 million, or 40.6%, to $485.7 million, compared to $345.5 million for the year ended December 31, 2024. This increase was driven by the Company’s continued focus on accelerating growth within its ODR business, as well as incremental revenue contributions from the Pioneer Power, Consolidated Mechanical, LLC (“Consolidated Mechanical”) and Kent Island Mechanical, LLC (“Kent Island”) acquisitions. These acquisitions contributed approximately $81.4 million of the ODR revenue increase during 2025. The remaining increase of $58.8 million reflects organic growth driven by higher project volume within the Company’s ODR segment.
ODR gross profit for the year ended December 31, 2025 increased $22.1 million, or 20.5%, primarily due to an increase in revenue, despite lower segment gross margins of 26.7% versus 31.2% year-over-year. The decrease in ODR gross margin was primarily attributable to the impact of certain acquisitions, which operate at lower gross margin profiles relative to the Company’s organic ODR operations, as well as ODR-related project write-ups recognized in 2024 that did not recur in the current year. Management continues to integrate these acquired operations into the Company’s broader operating model with the objective of improving profitability over time.
GCR Segment. The Company provides its GCR services through the following project delivery methodologies:

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
GCR revenue for the year ended December 31, 2025 decreased by $12.2 million, or 7.0%, to $161.1 million, compared to $173.3 million for the year ended December 31, 2024. The decrease in year-over-year GCR revenue was primarily attributable to the Company’s continued execution of its strategic mix-shift toward ODR work, which resulted in lower GCR organic revenue of $39.9 million. This decline was partially offset by an incremental increase in GCR acquisition-related revenue of approximately $27.7 million from the Pioneer Power, Consolidated Mechanical and Kent Island acquisitions during 2025.
GCR gross profit increased $2.9 million, or 8.0%, driven by higher segment gross margins of 24.5% compared to 21.1% year-over-year, despite lower GCR segment revenue. The increase in GCR gross margin reflects the Company’s continued selectivity in pursuing GCR projects.
For additional financial information about the Company’s operating segments, see Note 12 – Operating Segments in the accompanying notes to the Company’s consolidated financial statements.
Strategy
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems.
The Company’s strategy sits on the foundation of having great people who deliver a safe, quality-driven customer solution. We seek to attract and retain quality team members by providing them with an enhanced career path that offers a stable income, attractive benefits packages and excellent advancement opportunities. The Company invests in its team members through safety and wellness programs, robust internal communication, career development and training programs, recognition programs and succession planning initiatives. The company seeks to maintain a diversified customer and geographic base. The Company has a diversified revenue mix across end-use sectors that it believes reduces its exposure to negative developments in any given sector. The Company also has significant geographical diversification across regions that are primarily located in the Eastern and Midwestern regions of the United States, again reducing its exposure to negative developments in any single given region. The Company’s core market sectors consist of the following customer base with mission-critical systems:
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
•Life sciences, including organizations and companies whose work is centered around research and development focused on living organisms and biological systems;
•Higher education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including entertainment facilities (including casinos) and amusement rides and parks.
The Company also partners with building owners across other market sectors and believes that it is imperative that the partnerships formed between the Company and its building owners are aligned on safety, quality and performance expectations.
The Company employs a three-pillar approach to scale its business: (i) improve profitability and drive quality organic revenue growth; (ii) expand margins through enhanced and expanded customer solutions; and (iii) scale through acquisitions. To accomplish these objectives, the Company currently is executing the following initiatives:
Pillar I

Organic ODR Growth. In focusing on improved profitability and sustainable, quality growth, the Company has dedicated its resources toward the organic growth of its ODR segment, as the scope of services provided within this segment typically yields higher margins compared to its GCR segment. For fiscal year 2025, the Company further expanded its growth within the ODR segment where it generated 75.1% of its total consolidated revenue, achieving its 2025 ODR segment revenue target of 70% - 80%. Going forward, the Company believes its disciplined, owner-focused operating model, supported by a full life cycle of engineered solutions and craft expertise, positions it as a long-term partner to building owners with mission-critical systems.
Improved GCR Segment Margins. In the Company’s GCR segment, the Company has been able to improve GCR segment margins by focusing on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration and where it can leverage its captive design and engineering services. The Company believes that it is appropriate to reduce risk and exposure to large, complex, non-owner direct projects where such projects have historically presented risks that can be difficult to mitigate and it does not align with the Company’s risk-adjusted return expectations. Going forward, the Company believes it has reached a level in which the GCR segment stabilizes as a result of its disciplined focus on smaller, shorter-duration projects that are expected to contribute more consistent gross margins.
National Customer Solutions. The Company continues to advance its national customer strategy through a dedicated professional services team that provides owner advisory, construction program management and related support services for customers with complex, mission-critical building systems and infrastructure needs. These services include capital planning to assist customers in planning, prioritizing and executing both the design and construction of capital initiatives and infrastructure projects, while enabling coordinated delivery, standardized workflows and consistent execution across the Company’s operating footprint. The National Customer Solutions team is focused on enhancing alignment between local and national teams, allowing the Company to deliver a more integrated and consistent customer experience across geographies. Through this approach, the Company seeks to deepen customer relationships and increase the value delivered to its customers. The Company expects to continue driving revenue and margin expansion through its national healthcare customer relationships, while further expanding dedicated national teams to grow its presence in its data center and industrial and manufacturing market verticals.
Sales Enablement. To support organic revenue growth, the Company continues to invest in sales enablement initiatives. These efforts include the continued development of centralized functions, tools and processes intended to support sellers across operating locations, enhance coordination between local and national sales efforts, and improve visibility into customer opportunities and pipeline activity. By equipping sales teams with shared resources, training and standardized workflows, the Company seeks to drive more disciplined opportunity management, support cross-selling of services and solutions, and enable a more seamless customer experience across its geographic footprint. Management believes these sales enablement initiatives strengthen execution, enhance productivity and support scalable, margin-accretive growth over the long term as the business continues to expand.
Pillar II
Margin Expansion Through Evolved Solutions. The Company continues to focus on expanding its margins by enhancing and expanding its solutions to building owners. This initiative reflects the Company’s commitment to driving sustainable growth, increasing operational efficiency and delivering greater value to its stakeholders. This evolution is intended to align more closely with current market demands, emerging customer preferences and operational efficiencies, which together contribute to margin expansion. The Company aims to differentiate itself from its competitors by being a single-source provider for building owners, capable of providing a full life cycle of engineered solutions and craft expertise. By meeting diverse customer needs under one roof, the Company deepens customer loyalty. The Company believes that building owners value the convenience and reliability of a single point of contact, which fosters long-term partnerships, reoccurring business and may open doors to larger capital projects and being able to capture a greater share of the overall value chain. The Company continues to expand its owner-direct offerings which include integrated facility planning, service and maintenance, equipment replacement and retrofits, rental equipment, MEPC infrastructure upgrades, and energy efficiency and decarbonization analysis and projects. These capabilities enable the Company to leverage its professional services platform to support multi-location regional and national customers. Additionally, the Company continues to evaluate opportunities to broaden and enhance its customer solutions to address evolving customer needs.
Pillar III
Growth Through Acquisitions. As the Company’s business generates increasing cash flow and earnings, management believes it is well-positioned to pursue targeted acquisitions as a strategic capital investment. The Company continues to build the internal capabilities, processes and leadership capacity necessary to evaluate, execute and integrate acquisitions on a disciplined and repeatable basis, while seeking to leverage existing systems, national and geographic presence and operational investments to their maximum potential over time. The Company remains focused on disciplined capital deployment and cultural alignment to ensure acquisitions contribute to long-term value creation. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s most recent acquisition activity.
Acquisitions
The Pioneer Power Transaction. On July 1, 2025 (the “Pioneer Power Effective Date”), Limbach Facility Services LLC (“LFS”), a Delaware limited liability company and wholly-owned subsidiary of the Company, and the former owners of Pioneer Power (the “Pioneer Power Seller”) entered into a Purchase Agreement (the “Pioneer Power Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Pioneer Power from the Pioneer Power Seller (the “Pioneer Power Transaction”). Prior to the acquisition, Pioneer Power was 100% owned through an employee stock ownership plan. The Pioneer Power Transaction closed on the Pioneer Power Effective Date. As a result of the Pioneer Power Transaction, Pioneer Power became a wholly-owned indirect subsidiary of the Company. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expands the Company’s footprint in the core Midwest and extends its reach into new geographic markets in the upper Midwest regions.
See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Pioneer Power Transaction.
Customers
The Company’s customer base primarily consists of building owners and their third-party representatives, as well as general contractors and construction managers. A key element of the Company’s strategy is to continue growing its direct relationships with building owners. The Company believes its relationships with building owners provide an effective channel to deliver an expanded suite of value-added services directly to building owners, reinforcing its value proposition and differentiated capabilities. The Company’s team members combine engineering expertise with field installation capabilities to provide custom solutions that leverage the Company’s full life cycle service platform, enabling it to address both customers’ ongoing operational needs and capital project requirements. This positions the Company to provide additional products and services over time.
The Company maintains hundreds of building owner relationships through contracts for program management, maintenance and system repairs. For the years ended December 31, 2025, 2024 and 2023, no customer in the ODR segment accounted for more than 10% of the Company’s consolidated revenue.
The Company believes it has strong relationships with many national commercial general contractors and construction managers. As part of its risk management practices, the Company is selective in choosing to work with general contractors and construction managers that align with the Company’s operating standards, have a history of timely payment, maintain experienced and available project management resources, and value the Company’s services and reputation. The Company’s branches also maintain relationships with local and regional general contractors and construction managers that meet these criteria. For the years ended December 31, 2025, 2024 and 2023, no customer in the GCR segment accounted for more than 10% of the Company’s consolidated revenue.
ODR and GCR Backlog
The Company’s revenue is primarily derived from construction-type and services contracts to deliver MEPC systems services to its customers. Such work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years. Construction-type contract revenue is primarily derived from fixed-price and modified fixed-price contracts. With respect to service contracts, the Company’s service arrangements generally include (i) fixed-price service contracts, typically for maintenance, repair and retrofit work over a period, commonly one year, and (ii) time and materials or similar service work performed on an as-needed basis.
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed-upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. In addition to backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also Item 1A. “Risk Factors — Our contract backlog is subject to adjustments, delays and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s ODR backlog was $255.8 million and $225.3 million as of December 31, 2025 and 2024, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of the Company’s construction-type and service contracts. Based on historical trends, the Company estimates that 84% of its ODR backlog as of December 31, 2025 will be recognized as revenue during 2026. The Company believes its ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company’s GCR backlog was $141.8 million and $140.0 million as of December 31, 2025 and 2024, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor/construction manager of their intention to award the Company the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 77% of its GCR backlog as of December 31, 2025 will be recognized as revenue during 2026.
Competition
The MEPC systems services industry is highly competitive and fragmented. The Company competes with a variety of participants, including smaller regional contractors, specialized subcontractors, and large national and multinational companies with broader services. The geographic markets in which the Company operates include numerous firms that provide similar services.
The Company competes based on a number of factors, including price and cost efficiency; reputation, service quality and reliability; technical expertise and ability to execute complex projects; safety performance; geographic reach and scale; knowledge of local markets and conditions; financial strength and access to capital; surety bonding capacity; availability and experience of craft labor; responsiveness and customer service capabilities; and customer relationships. Certain competitors may have greater financial resources or a stronger presence in specific local markets. The Company believes its breadth of solutions, emphasis on safety and quality, and focus on customer needs support its ability to compete effectively.
The industry is also influenced by evolving customer demand and technology, including energy efficiency and decarbonization initiatives, increased retrofit and modernization activity, advances in building automation and controls, and broader adoption of digital and automated tools. The Company’s ability to anticipate and respond to these developments is important to maintaining its competitive position.
Materials and Equipment
The Company’s operations rely on a wide range of materials and equipment necessary to provide mechanical contracting services. The Company procures materials and equipment from a network of suppliers and manufacturers and seeks to maintain relationships with key vendors to support quality and timely delivery. While the Company sources the majority of its materials domestically, certain components are sourced internationally and may be subject to import regulations, tariffs and other trade restrictions.
The cost and availability of materials and equipment can fluctuate based on market conditions, supply chain constraints, labor and transportation dynamics, and changes in commodity pricing. The Company monitors these factors and may take steps to mitigate the impact of cost increases and supply disruptions, including project planning and scheduling adjustments, sourcing alternatives where practicable, and implementing pricing adjustments or change orders to the extent permitted under customer contracts. However, the Company may not be able to fully mitigate the impact of these factors on any particular project. The Company also considers applicable environmental and regulatory requirements in its sourcing and, in certain circumstances, incorporates sustainable or energy-efficient materials to align with customer preferences and evolving industry standards. See Item 1A. “Risk Factors—Increases in the cost or reduced availability of materials, equipment, commodities, or energy due to inflation, tariffs, trade policies, or geopolitical events could adversely affect our profitability and operating results” in this Annual Report on Form 10-K.

During 2025 and so far in 2026, the United States government announced and continues to announce tariffs and changes in tariffs on certain imports, including steel and aluminum. Increased costs for imported products may also contribute to market-based price increases from domestic suppliers. Existing tariffs, and any additional tariffs or trade restrictions that may be implemented by the United States or other countries, could result in higher costs, shifts in competitive positions, and reduced availability of certain materials and components. The Company’s ODR segment focus may, in certain circumstances, allow for increased costs to be passed through to customers due to shorter sales cycles; however, the Company may not be able to pass through all price increases or secure adequate alternative sources on a timely basis. The Company cannot predict future developments related to tariffs or trade restrictions, and the extent to which these measures could affect the Company’s results of operations remains uncertain.
Human Capital
To ensure that the Company is well positioned to provide innovative systems solutions and reliable services in a safe, efficient and responsible manner, the Company seeks to employ and retain a team of highly dedicated and accomplished people who genuinely care about the success of the Company. Creating an engaging workplace environment that provides for competitive pay and benefits, attractive career development opportunities, and a collaborative, respectful culture further enables the Company to achieve continued success.
Team members. As of December 31, 2025, the Company had approximately 1,500 team members, including approximately 600 full-time salaried team members who support its customers directly and indirectly, such as project managers, account managers, engineers and superintendents, and approximately 900 technician and craft team members, some of whom are represented by various labor unions. The Company believes it has a good relationship with its team members and has developed several strong partnerships with local unions to have access to an experienced, talented technician and craft workforce.
Core Values and Core Purpose. From the technicians in the field to the management team, the Company focuses on caring for its people. The Company prides itself on creating great opportunities for people. The Company has implemented internal development programs, which allow it to attract, develop and retain talent and emphasize the importance of promoting from within. The Company believes its core values reflect who it is. The Company cares about its people and believes its approach provides a competitive advantage. Since 2021, the Company has reduced its salaried attrition rate by 37% through the effective implementation of its human capital strategies.
The Company’s culture is driven by its core values:
•We CARE: Is more than just a phrase, it is a commitment to enhancing the lives of our team members both personally and professionally. From our award-winning training programs that develop our team members’ career and skill set to our Hearts & Minds safety culture ensuring our team members return home injury-free every day, we are here to support our team members’ journey. Our mission is simple but impactful: to optimize existing buildings, leaving the environment and our world better than we found it. And ‘We care’ goes beyond the office walls.
•We Act with INTEGRITY: Our business and culture are driven by doing the right thing for our team members and customers. We pride ourselves on delivering on our commitments.
•We Are INNOVATIVE: We are a collaborative team with diverse technical expertise that equips us to tackle our customers’ toughest challenges. Our culture supports and encourages our team members to speak up with their ideas, track future trends, and breathe life into new concepts, all aimed at improving our company and making our customers’ lives easier. By creating an environment of continuous learning, we empower our team with the proper training and competencies to deliver innovative solutions tailored to address our customers’ evolving needs.
•We Are ACCOUNTABLE: We operate with drive and discipline, holding ourselves responsible for delivering results that matter. We take ownership, move with urgency, and focus on practical solutions that exceed expectations and create value for everyone we serve.
The Company believes its team members are essential to its continued success and seeks to provide every team member with the foundation and environment needed to achieve the team members’ goals. This objective begins with the Company's commitment to inclusion. We CARE, one of the Company’s core values, is the foundation of its efforts to create a fair and inclusive organization. Building a culture where all of its team members feel a sense of belonging is important to the Company.
In addition, the Company screens leadership hires and measures team member performance against these core values, and regularly measures team member engagement against these values through the Company’s annual team member engagement survey. The Company’s “We Care” survey, which has been issued for more than twenty years, provides leadership with insights, including constructive ideas on how to improve the overall business for those who work for it. In 2024 and 2025, the

Company was recognized as one of America’s “Most Loved Workplaces,” published by Newsweek Magazine and the Wall Street Journal and certified by the Best Practice Institute. Additionally, the Company was recognized as one of “America’s Greatest Companies” by Newsweek in 2025. Also, for the second year in a row in 2025, the Company was recognized as one of Forbes’ “Most Successful Small Companies.”
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
Culture of Belonging. The Company is committed to creating and supporting a fair and inclusive environment for its team members, We Care culture and industry as a whole. The Company actively seeks to foster an environment where every team member’s voice is heard and every team member can reach their full potential. The Company practices its commitment through its core values, selection, development and training, which extends to its senior leadership and Board of Directors. The Company understands that inclusivity and culture of belonging is truly a competitive advantage that helps drive growth and innovation.
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
The Company offers all of its team members the opportunity to join ERGs. These groups foster professional development, social connectivity, and celebrate inclusivity throughout the Company. Each year, new ERGs are evaluated for consideration. Currently, there are five active ERGs at the Company:
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
•Ashe Collective. The Ashe Collective is an ERG that celebrates the culture and contributions of Black and African American team members, while promoting overall professional development and community engagement within the Company.
Benefits & Wellness. The Company focuses on the most crucial component for its success; its team members. The Company appreciates the fact that it owes its 125 year existence to team members who work hard to help the Company prosper.
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
Seasonality, Cyclicality and Quarterly Trends
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for its maintenance services, whereas severe weather may increase the demand for its maintenance and time and materials services. The Company’s operations also experience cyclicality, as the Company tends to see customer budgets being allocated in the first quarter of the year and an increased level of maintenance and capital project execution during the third and fourth calendar quarters of each year.
Government and Environmental Regulations
The Company is subject to numerous federal, state and local laws and regulations relating to the environment, including those governing discharges to air, water and land; the handling, storage and disposal of solid and hazardous waste; underground storage tanks; and the investigation and remediation of properties affected by hazardous substances. Environmental requirements continue to evolve, including those relating to climate, energy efficiency, greenhouse gas emissions and refrigerants, as well as building codes and related standards, which may increase compliance obligations and costs and could affect customer demand, project specifications and operating practices. The Company is also subject to other regulatory requirements applicable to its operations, including those relating to workplace safety, wage and hour and other labor matters (including the Occupational Safety and Health Act and comparable state laws), immigration compliance, vehicle and equipment operations and other aspects of its business. In addition, a relatively limited number of the Company’s contracts are entered into with public authorities, and such contracts often impose additional requirements, including those relating to labor standards and subcontracting with designated classes of disadvantaged businesses. A significant portion of the Company’s labor is provided under collective bargaining agreements, and the Company is subject to federal and state laws and regulations related to unionized labor and collective bargaining (including the National Labor Relations Act).
The Company monitors its compliance with these laws, regulations and contractual requirements. Although compliance with existing requirements has not materially adversely affected the Company’s operations in the past and the Company is not aware of any proposed requirements that it expects will have a material impact on its operations, laws and regulations may change and future compliance costs or operational impacts could be material. The Company typically seeks to recover compliance-related costs through contract pricing, estimates or change orders; however, recovery may be limited by contract terms (including fixed-price arrangements), competitive dynamics and customer negotiations. In addition, certain environmental laws impose substantial penalties for noncompliance. Other laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state laws, may impose strict, retroactive, joint and several liability on current and former owners and operators, as well as parties that generated, transported or arranged for the disposal of hazardous substances at a site.
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
Risks Related to Our Business and Industry
Intense competition in our industry could reduce our market share and profitability.
The MEPC systems services industry is highly competitive and fragmented, with numerous regional and national providers offering similar services in the geographic markets in which we operate. We compete based on price, technical expertise, experience, reputation, and operational capabilities. Price is often a primary factor in contract awards, particularly for smaller or less complex projects, which may enable smaller competitors with lower cost structures to win work based on price alone.
We also expect competition from the in-house service organizations of our customers who have employees who perform service and maintenance work similar to the services we provide as part of our ODR segment. Vertical consolidation is also expected to intensify competition in the industry. We can offer no assurance that our existing or prospective customers will continue to outsource specialty contracting services in the future. In addition, new and emerging technologies and service models may further alter competitive dynamics in the industry.
If we are unable to compete effectively, including maintaining competitive pricing without adversely affecting our margins, we could experience reduced market share, lower profitability, and/or slower growth. Our results of operations could also be adversely affected if we are required to reduce prices to remain competitive.

If we do not effectively manage the size and cost of our operations, our infrastructure may become strained or overly-burdened, and we may be unable to increase revenue growth.
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
Failure to maintain high quality building systems solutions in our ODR segment could damage our reputation with customers and negatively impact our results.
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
Our contract backlog is subject to adjustments, delays and cancellations and could be an uncertain indicator of our future earnings.
We cannot guarantee that the revenue projected in our contract backlog will be realized or, if realized, will be profitable. Projects included in backlog are subject to cancellations, scope changes, pricing adjustments, schedule delays, and other modifications, any of which could materially and adversely affect the amount and timing of revenue and profit ultimately recognized.
A U.S. government shutdown or delays in federal appropriations could adversely affect our business and results of operations.
Our business is affected by macroeconomic, political, and regulatory conditions that influence the markets in which we operate. While the majority of our revenue is derived from private sector customers, we also perform work under contracts with U.S. federal, state, and local government agencies. Any partial or full shutdown of the U.S. government, delays in appropriations, uncertainty regarding the availability of government funds, or interruptions in government operations could result in the suspension, delay, or termination of government contracts, postponement of payments under existing contracts, or delays in the award of new contracts.
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
Because we bear the risk of cost overruns on many of our contracts, we may experience reduced profitability or incur losses if actual costs exceed our estimates.
Many of our contracts are priced based on estimates and assumptions regarding future costs, including labor availability and wage rates; material, equipment, energy, and transportation costs; productivity levels; site conditions; permitting requirements; weather conditions; and other factors that are outside of our control. Inflationary pressures, including increases in labor, material, and equipment costs, as well as the imposition of tariffs or changes in trade policies, could increase our actual costs above those assumed at the time a contract is bid or negotiated. If our estimates or assumptions prove inaccurate, or if we are unable to effectively manage project execution, we may experience cost overruns that reduce project profitability or result in losses.

Actual costs and gross profit on our contracts may differ, sometimes materially, from original projections due to factors such as unanticipated site conditions; changes in labor availability, skill levels, or productivity; supply chain disruptions; increases in commodity prices; delays in obtaining permits or approvals; adverse weather conditions; failures by subcontractors, suppliers, or other third parties to perform as expected; or delays in identifying and addressing execution issues. Inflationary cost increases or tariffs that are not recoverable through contractual price adjustments or change orders could further compress margins, particularly on longer-duration projects.

Certain contracts also require us to meet specified completion dates or performance standards, and in some cases we guarantee project completion or acceptance by a defined schedule. Failure to meet these requirements may result in additional costs, reduced margins, or liability for liquidated or consequential damages. Performance issues on individual projects may also harm our reputation with customers and adversely affect our ability to secure future work.

Many of our contracts contain provisions that allocate or shift these risks to us, including in circumstances where the customer may be partially responsible. We are not always able to pass such risks through to subcontractors or suppliers. While customers may agree to equitable contract adjustments under certain circumstances, there can be no assurance that such relief will be granted. Increased use or stricter enforcement of risk-shifting contractual provisions, combined with sustained inflation or changes in tariff regimes, could materially and adversely affect our financial position, results of operations, and cash flows.
Our failure to obtain new customer agreements or renew existing agreements at current or more favorable terms could adversely affect our business, financial condition and results of operations.
Our business depends on our ability to secure new customer agreements and to renew existing agreements in order to maintain and grow revenue. The process for obtaining new work or renewing existing arrangements is often competitive, complex, and subject to lengthy sales and selection cycles. These processes are influenced by market conditions, customer budget constraints, timing of contract expirations, pricing pressures, and other factors that are outside of our control.

If we are unable to successfully compete for new agreements or renew existing agreements on acceptable terms, or if renewals are delayed, reduced in scope, or repriced at lower margins, our backlog, revenue, and operating results could be adversely affected. In addition, a reduction in awarded or renewed work could lead to lower utilization of our workforce and resources, which could further pressure margins and profitability.
The timing of the award, commencement and performance of contracts may cause variability in our operating results and cash flows.
The timing of contract awards is inherently unpredictable and largely outside of our control. Project awards often involve competitive bidding processes and complex, lengthy negotiations, and may be affected by factors such as customer decisions to delay or cancel projects, financing conditions, governmental approvals, commodity price fluctuations, environmental conditions, and overall economic and market conditions. We may not win contracts that we pursue for a variety of reasons, including pricing, customer perceptions of our capabilities, competitive dynamics, or our unwillingness to accept certain contractual risks that is requested by the customer.

Although a significant portion of our revenue is derived from smaller, lower-risk projects, our results of operations may fluctuate from period to period depending on the timing and size of contract awards, the commencement of work on newly awarded projects, and the progress of work on larger contracts. Delays in the start or execution of awarded projects may result in revenue and cash flows being realized later than anticipated.

Uncertainty in the timing of project awards and execution may also make it difficult to efficiently align our workforce and resources with project demand. In anticipation of expected project activity, we may incur labor and overhead costs before revenue is realized. If anticipated projects are delayed or not awarded, these costs could adversely affect our profitability.

In addition, the timing of revenue recognition, earnings, and cash flows from contracts included in backlog may be affected by factors such as adverse weather conditions; delays caused by other contractors or subcontractors; supply chain disruptions affecting the availability of materials or equipment; or changes in project scope. Any such delays could have a material adverse effect on our operating results and cash flows for the periods affected.
We may incur significant costs in performing our work in excess of the original project scope and contract amount without having an approved change order.
After the award of a contract, we may perform additional work that was not contemplated in the original contract price, at the request or direction of the customer, without the benefit of an approved change order. Our contracts generally afford the customer the right to order such changed or additional work, and typically require the customer to compensate us for the additional work. If we are unable to successfully negotiate a change order, or fail to obtain adequate compensation for these matters, we could be required to record in the current period an adjustment to revenue and profit recognized in prior periods.

Such adjustments, if substantial, could have a material adverse effect on our financial position, results of operations and cash flows.
We may be unable to recover additional claimed costs on projects, which could adversely affect our profitability and liquidity.
In certain circumstances, we assert claims against project owners, contractors, subcontractors, engineers, consultants, or other parties involved in a project for additional costs incurred beyond the original contract price. These claims may arise from delays, inefficiencies, errors, or changes in project scope caused by other parties. The resolution of such claims is often subject to lengthy negotiations, arbitration, or litigation, and the timing and ultimate amount of recovery, if any, are inherently uncertain.
Recoveries related to claims may be material in the periods in which they are resolved or become probable and estimable. If actual recoveries are less than amounts previously estimated, we may be required to reduce or reverse previously recognized revenue or profit, which could result in significant volatility in our operating results and, in some cases, cause us to report losses in a given period. Conversely, settlements in excess of recorded estimates could increase revenue and profit in the period of resolution.

In addition, we may be required to use working capital to fund cost overruns while claims remain unresolved and may incur additional costs in pursuing such recoveries. Delays or failures in recovering claimed amounts could adversely affect our cash flows and liquidity. To the extent that working capital usage increases or profitability declines as a result of unresolved claims, our ability to comply with financial covenants under our credit facilities or to access available borrowing capacity could be adversely affected. Any default under our credit agreements could result in, among other things, restrictions on borrowing, acceleration of indebtedness, foreclosure on collateral, or the need to obtain amendments or waivers on unfavorable terms.
We place significant decision-making powers with our business units’ management, which presents certain risks that may cause the operating results of individual branches to vary.
We operate from various locations across the Eastern and Midwestern regions of the United States, supported by corporate executives and services, with local business unit management retaining responsibility for day-to-day operations and adherence to applicable laws. We believe that our practice of placing significant decision-making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice can make it difficult to coordinate procedures across our operations and presents certain risks, including the risk that we may be slower or less effective in our attempts to identify or react to problems affecting an important business issue than we would under a more centralized structure, or that we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy. If a subsidiary location fails to follow our compliance policies, we could be made party to a contract, arrangement or situation with exposure to large liabilities or that has less advantageous terms than is typically found across the markets in which we operate. Likewise, inconsistent implementation of corporate strategy and policies at the local level could materially and adversely affect our financial position, results of operations, cash flows and prospects.
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
Acquisitions, divestitures, and other strategic transactions may fail to achieve anticipated financial or strategic benefits and could disrupt our business, and adversely affect our results of operations.
We have pursued and may continue to pursue acquisitions and other strategic transactions as part of our growth strategy. We cannot assure that we will be able to identify suitable acquisition targets, complete transactions on acceptable or favorable terms, or successfully integrate acquired businesses. Acquisitions may expose us to operational, financial, legal, and regulatory risks that differ from those associated with our existing operations.

The success of any acquisition depends on our ability to effectively integrate the acquired business, including its operations, personnel, systems, controls, and culture, while maintaining customer relationships and operational performance. Difficulties in integration, unexpected costs, failure to achieve anticipated synergies, or the diversion of management attention could adversely affect our business and operating results.

Acquisitions may also result in the assumption of liabilities that were not fully anticipated at the time of the transaction, including environmental, labor, pension, tax, or other contingent liabilities. In addition, acquiring businesses with unionized workforces or participation in multiemployer pension plans (“MEPP”) could increase our exposure to labor-related risks or pension obligations.

We may finance acquisitions through the use of cash, debt, equity, or a combination thereof. Additional indebtedness could increase leverage and interest expense, while equity issuances could be dilutive to existing stockholders. Furthermore, the costs associated with unsuccessful or abandoned acquisition efforts, including transaction, advisory, and integration-related expenses, could adversely affect our financial position, results of operations, and cash flows.
Our failure to successfully integrate acquired businesses could adversely affect our operating results and financial condition.
The realization of anticipated benefits from acquisitions depends on our ability to successfully integrate acquired businesses into our existing operations. Integration efforts involve significant operational, financial, and managerial challenges and require substantial management attention and resources.

Difficulties in integration may include the diversion of management focus from existing operations; challenges in aligning business strategies, cultures, and operating practices; the loss of key employees or customers of the acquired business; and complications in integrating accounting, information technology, human resources, and other administrative systems. We may also experience increased complexity in areas such as financial reporting, internal controls, tax planning, and treasury management as a result of integrating acquired businesses.

If integration efforts take longer or cost more than anticipated or are unsuccessful, we may fail to achieve expected operational efficiencies or revenue growth, incur unanticipated costs, or experience disruptions to our existing operations. These outcomes could adversely affect our results of operations and financial position. In addition, a failure to successfully integrate acquisitions could result in impairment charges related to goodwill or other intangible assets, which could materially and adversely affect our earnings in the period recognized.
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
Delays in, disputes over, or defaults on customer payments could adversely affect our liquidity, results of operations, and financial condition.
Due to the nature of our contracts, we often incur project-related costs and commit labor, materials, and other resources before receiving corresponding payments from customers. As a result, we are exposed to the risk of delayed payments, disputed billings, retainage, or customer defaults, which may require us to fund project costs through working capital or external financing.
If customers delay payments, dispute amounts billed, experience financial difficulties, or default on their payment obligations, we may be unable to recover all costs incurred on affected projects, may be required to increase allowances for credit losses, or may experience reduced cash flows. Any such developments could materially and adversely affect our liquidity, financial position, results of operations, and cash flows.
Unsatisfactory safety performance could subject us to penalties and/or litigation, restrict our ability to pursue certain projects, increase operating costs, and adversely affect our employees’ morale and retention.
Our operations are conducted at both leased and owned office locations and at a variety of customer sites, including construction sites and industrial facilities, and involve activities that present inherent health and safety risks. These risks include accidents, equipment failures, exposure to hazardous conditions or materials, and transportation-related incidents involving Company-owned or employee-operated vehicles. Safety incidents could result in personal injury or loss of life, damage to property or equipment, operational disruptions, and significant legal, regulatory, and financial exposure.

Serious safety incidents may subject us to regulatory penalties, civil litigation, or, in more serious cases, criminal liability, and could result in increased insurance costs and other operating expenses. In addition, our safety performance is evaluated by customers using metrics such as Experience Modification Rates (“EMRs”). If the EMR for one or more of our operating units exceeds customer-established thresholds, we may be restricted from bidding on or performing certain projects.

Poor safety performance could also damage our reputation, strain customer relationships, negatively impact our employees’ morale, and contribute to higher employee turnover. Any of these outcomes could materially and adversely affect our financial position, results of operations, cash flows, and long-term growth prospects.
Our inability to effectively plan for and utilize our workforce could adversely affect our customer relationships, profitability and operating results.
The effective utilization of our workforce is critical to our profitability and ability to execute projects efficiently. Underutilization of labor resources may result in higher overhead absorption, lower gross margins, and reduced short-term profitability. Conversely, overutilization of our workforce may negatively impact employee safety, morale, and retention, and could impair project execution and quality, which may reduce our ability to secure future work.

Workforce utilization is influenced by a number of factors, including the accuracy of our headcount planning, our ability to attract and retain skilled labor, productivity levels, project scheduling efficiency, labor disputes, and the timing of project awards and completions. If we are unable to effectively balance workforce capacity with project demand, we may experience increased costs, execution challenges, or reduced margins, any of which could materially and adversely affect our results of operations and profitability.
Our union and open shop operations subject us to labor relations risks, including potential disputes, work stoppages, and challenges to our corporate structure, which could adversely affect our business and results of operations.

We operate through subsidiaries that employ both union and non-union workforces. This operating model exposes us to the risk that one or more labor unions could challenge the structure of our union and open shop operations or allege violations of labor laws or collective bargaining obligations. An adverse outcome resulting from such a challenge could require changes to our operating structure or practices and could materially and adversely affect our financial position, results of operations, and cash flows.

In addition, a significant portion of our craft workforce is covered by collective bargaining agreements. Although we have not experienced material disruptions from strikes, work stoppages, or other labor disputes in recent periods, there can be no assurance that such actions will not occur in the future. Any strike, work stoppage, slowdown, or failure to renew collective bargaining agreements on acceptable terms could disrupt our operations, delay project execution, increase labor costs, or reduce our ability to perform work, which could materially and adversely affect our financial position, results of operations, and cash flows.
Our failure to effectively execute our business strategy, including our increased focus on owner-direct relationships, could adversely affect our business and results of operations.
Our long-term performance depends on our ability to make appropriate strategic decisions and to effectively execute our business strategy. In recent years, we have increasingly focused on expanding our owner-direct relationships and growing our operations, maintenance, and other service-oriented offerings, while limiting the scope of general contractor relationship work. This strategy requires significant investments in personnel, systems, training, and sales capabilities, as well as the successful development and retention of customer relationships.

The success of this strategy depends on a number of assumptions and judgments, including our ability to accurately assess market demand, identify and target appropriate customers, attract and retain experienced employees, scale operations efficiently, and deliver services at acceptable margins. If we are unable to execute this strategy effectively, or if market conditions, customer preferences, or competitive dynamics differ from our expectations, we may fail to achieve anticipated growth, profitability, or returns on investment.

In addition, a continued shift in resources away from certain areas of our business may limit our ability to respond to changes in market conditions or customer demand. Any failure to successfully execute our business strategy could materially and adversely affect our financial position, results of operations, cash flows, and long-term growth prospects.
Our success depends on the continued contributions of key members of our management team, and the loss of one or more of these individuals could adversely affect our business and results of operations.

Our future performance depends, in part, on the leadership, experience, and expertise of our senior management and other key personnel. These individuals possess significant industry knowledge, institutional experience and a comprehensive understanding of the Company’s operations, and replacing them could be difficult and time-consuming.

We cannot assure that we will be able to retain all members of our management team or that suitable successors would be available if one or more key individuals were to depart or was unable to continue working. The loss of key personnel, or an extended transition period required to replace them, could disrupt our operations, impede or delay the execution of our business strategy, negatively affect customer relationships, and adversely impact our financial position, results of operations, and cash flows.
If we are unable to attract and retain qualified personnel, subcontractors, joint venture partners, and suppliers, our ability to operate efficiently and profitably could be adversely affected.
Our business is labor intensive and depends on the availability of qualified management, technical, and field personnel, as well as reliable subcontractors, joint venture partners, and suppliers. Competition for skilled labor in our industry is intense, and in certain geographic markets it can be difficult to attract and retain qualified individuals. Labor availability may also be affected by general or local economic conditions, demographic trends, and conditions specific to the construction and building services industry.

If we are unable to attract or retain a sufficient number of qualified personnel, or if turnover rates increase, we may experience reduced productivity, project execution challenges, or delays in completing work in backlog. In addition, labor shortages may result in higher wage rates, increased overtime, or reliance on less experienced personnel, all of which could disrupt our operations, increase costs and reduce profitability.

Our operations also depend on the performance and availability of subcontractors, joint venture partners, and suppliers. If these parties experience labor shortages, financial difficulties, or other disruptions, our ability to execute projects efficiently could be adversely affected. Furthermore, our relationships with certain customers could be negatively impacted if we are unable to maintain continuity of personnel with whom those customers have established working relationships. Any of these factors could materially and adversely affect our business, results of operations, and cash flows.
Misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors, suppliers or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, state-specific laws related to automobile operations (including mobile phone usage), customer requirements, environmental laws, DBE regulatory compliance, and any other applicable laws or regulations. The precautions we take may not be effective and are subject to inherent limitations, including human error and fraud. Our failure to comply with applicable laws or regulations or acts of misconduct could subject us to fines and penalties, harm our reputation, damage relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.
Failure to perform our services in accordance with professional standards or contractual requirements could expose us to significant liability and adversely affect our business and results of operations.
Our services frequently involve professional judgment in the planning, design, construction, operation, and maintenance of complex facilities. If our services fail to meet applicable professional standards or contractual requirements, or if a catastrophic event occurs at a project site or a completed project that is alleged to be related to our work, we could be subject to significant professional liability, product liability, warranty, or other claims, as well as reputational harm.

Although we maintain insurance coverage and risk management programs intended to mitigate potential liabilities, such coverage is subject to policy limits, exclusions, deductibles, and self-insured retentions, and may not be sufficient to cover all claims or losses. In addition, claims may exceed available insurance limits, or insurance coverage may not be available on acceptable terms in the future.

We may also rely on indemnification obligations from customers, subcontractors, or other third parties; however, such parties may dispute their obligations or be unable to satisfy them. Any uninsured or underinsured liability, or failure of a third party to fulfill indemnification obligations, could materially and adversely affect our business, financial position, results of operations, and cash flows.

Our dependence on subcontractors and suppliers could increase costs, disrupt project execution, and adversely affect our profitability and cash flows.
We rely extensively on third-party subcontractors to perform a significant portion of the work on many of our contracts and on third-party suppliers to provide equipment and materials required for project execution. If we are unable to retain qualified subcontractors or suppliers, or if they fail to perform as expected, our ability to execute projects efficiently and profitably could be adversely affected. Although subcontractors and suppliers perform portions of the work, we generally remain contractually responsible to our customers for their performance.

Our ability to bid on and perform contracts depends, in part, on obtaining commitments from subcontractors and suppliers for labor, materials, and equipment at prices and on terms consistent with our bids. If we are unable to obtain such commitments, or if commitments are withdrawn, delayed, or provided on unfavorable terms, we may be unable to pursue certain projects or may experience reduced margins or losses on awarded contracts. In addition, if subcontractors or suppliers fail to deliver materials, equipment, or services in accordance with agreed terms, we may be required to obtain alternative sources at higher cost or incur delays and other unanticipated expenses.

Labor shortages, wage inflation, and increased costs for subcontracted services may further increase project costs and reduce profitability. Sustained increases in subcontractor or supplier costs, disruptions in availability, or failures in performance could materially and adversely affect our results of operations, financial position, and cash flows.
Increases in the cost or reduced availability of materials, equipment, commodities, or energy due to inflation, tariffs, trade policies, or geopolitical events could adversely affect our profitability and operating results.

Our operations require significant quantities of materials, equipment, commodities, and energy, and we are exposed to market risks that may increase costs or limit availability. We have experienced, and may continue to experience, cost volatility and supply disruptions resulting from inflationary pressures, changes in tariffs or trade policies, supply chain disruptions, regulatory actions, geopolitical conflicts, sanctions, or other international trade restrictions. Increases in fuel and energy prices, including fuel costs associated with our vehicle fleet and equipment operation, may further increase operating expenses.

Changes in trade policies, retaliatory tariffs, sanctions, or other governmental actions may increase the cost of imported materials or restrict the availability of certain products used in our operations. In addition, geopolitical conflicts or global economic instability could negatively impact supply chains, reduce global trade, or increase competition for limited resources.

Rising input costs may also affect customer budgets, which could reduce demand for our services, delay project starts, or increase competition for available work. Although we may attempt to pass certain cost increases through to customers, contractual limitations, competitive pressures, or timing delays may prevent us from recovering all such increases. If we are unable to mitigate or recover higher input costs, our margins, results of operations, and cash flows could be materially and adversely affected.
Our inability to identify, contract with, or properly utilize qualified disadvantaged business enterprise (“DBE”) subcontractors could adversely affect our business and results of operations.
Certain of our projects include contractual requirements for participation by DBEs, which may be structured as participation goals or minimum subcontracting thresholds. If we are unable to meet applicable DBE participation requirements, we may be deemed in breach of contract, which could result in monetary damages, increased project costs, reduced profitability, or restrictions on our ability to bid on or be awarded future projects.

In addition, if we engage a DBE subcontractor that is not properly qualified or does not perform a commercially useful function, we could be subject to claims of non-compliance with federal, state, or local DBE regulations. Any failure to comply with DBE requirements, whether due to the unavailability of qualified DBE subcontractors or improper utilization, could result in regulatory enforcement actions, reputational harm, and material adverse effects on our financial position, results of operations, cash flows, and liquidity.
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

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of the joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our joint venture partner’s shortfall. Furthermore, if we are unable to adequately address our joint venture partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduction to our profit on a project. From time to time, we may be the controlling member of a joint venture; however, to the extent we are not controlling, we may have limited control over certain of the decisions made by the controlling member with respect to the work being performed by the joint venture. The other member(s) may not be subject to the same compliance and regulatory requirements. While we have processes and controls intended to mitigate risks associated with our joint ventures, to the extent the controlling member makes decisions that negatively impact the joint venture it could have a material adverse effect on our financial position, results of operations, cash flow and profits.
Our ability to obtain sufficient surety bonding is critical to our business, and any reduction in bonding capacity or availability could adversely affect our operations and results of operations.
Certain of our projects require the issuance of bid, performance, and payment bonds. Our ability to secure these bonds depends on the availability and terms of surety capacity, which may be affected by conditions in the financial and surety markets, macroeconomic factors, and the underwriting criteria of surety providers. Periods of reduced surety capacity may result in higher costs, more restrictive terms, or reduced availability of bonding.

Our surety providers are not obligated to issue bonds on our behalf and may limit, reduce, or withdraw bonding capacity at their discretion. If we are unable to maintain sufficient bonding capacity, we may be unable to bid on or perform certain projects or may be required to post collateral, such as letters of credit or cash, to secure bonds. Any such collateral requirements could reduce our liquidity and limit the capital available for other business purposes.

While we may seek alternative bonding arrangements or pursue projects that do not require surety bonds, there can be no assurance that such alternatives would be available on acceptable terms or at all. Any interruption or reduction in bonding capacity could materially and adversely affect our ability to compete for work, execute projects, and achieve our business objectives, and could negatively impact our financial position, results of operations, and cash flows.
Our insurance coverage may be insufficient to cover all potential liabilities, and adverse conditions in the insurance markets could increase our costs or limit our ability to obtain required coverage.
We maintain insurance coverage for certain risks inherent in our operations; however, many of our insurance policies are subject to high deductibles or self-insured retentions. As a result, we are responsible for a significant portion of losses associated with claims, and actual losses may exceed amounts accrued due to the inherent uncertainty in estimating claim frequency, severity, and ultimate settlement costs.

Our insurance coverage may also be insufficient to fully protect us against all potential liabilities, including claims that exceed policy limits, are excluded from coverage, or involve punitive or other damages not covered by insurance. If our risk management strategies or insurance coverage are not effective in mitigating these exposures, we could incur significant uninsured or underinsured losses, which could adversely affect our financial position, results of operations, and cash flows.

In addition, insurance markets have become more costly and restrictive in recent years, and insurers may increase premiums, impose higher deductibles or retentions, restrict coverage terms, or decline to renew coverage. Our insurers are not obligated to renew existing policies. If we are unable to obtain required insurance coverage on commercially reasonable terms, or at all, we may be unable to bid on or perform certain projects, which could materially and adversely affect our business, results of operations, and cash flows.
Our use of the cost-to-cost method of accounting requires significant estimates and judgments and may result in reductions or reversals of previously recognized revenue or profit.
A significant portion of our revenue is recognized over time using the cost-to-cost method of accounting, which requires us to estimate total contract revenue, costs, and expected profitability. These estimates are inherently subjective and depend on assumptions regarding project performance, labor productivity, material and subcontractor costs, change orders, claims, customer collectability, and other factors that may change over the life of a contract.

We review and revise these estimates on an ongoing basis as projects progress. If our estimates prove inaccurate, or if project conditions change, we may be required to adjust previously recognized revenue or profit. In certain circumstances, such adjustments may result in the reversal of profits recognized in prior periods or the recognition of contract losses in the period identified.

Because adjustments under the cost-to-cost method are recognized in the period in which they are determined, revisions to estimates may cause significant volatility in our reported results of operations and could materially and adversely affect our financial position, results of operations, and cash flows.
We may be required to record impairment charges related to goodwill or other intangible assets, which could adversely affect our results of operations.
We carry significant amounts of goodwill and identifiable intangible assets on our consolidated balance sheets, primarily as a result of acquisitions. These assets are subject to periodic impairment assessments and may be written down if their carrying values are determined not to be recoverable.

Impairment charges may be triggered by a variety of factors, including adverse changes in economic or market conditions, deterioration in the performance of acquired businesses, lower-than-expected cash flows, changes in our business strategy, increased competitive pressures, or declines in our market capitalization. If we determine that an impairment has occurred, we would be required to record a non-cash charge that could be material and could adversely affect our reported results of operations in the period recognized.

Any such impairment charges could reduce our earnings and equity and may increase volatility in our financial results.
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
Adverse economic conditions, geopolitical instability, or volatility in financial markets could reduce demand for our services and adversely affect our business and results of operations.
Our business is influenced by general economic and geopolitical conditions, including inflationary pressures, interest rate levels, recessionary conditions, geopolitical conflicts, pandemics, volatile energy prices, and broader economic uncertainty. Deterioration in economic or geopolitical conditions could reduce customer spending, delay or cancel projects, extend business development cycles, increase pricing pressure, or adversely affect the collectability of accounts receivable, which could negatively impact our revenue, backlog, and operating results.

Higher interest rates, tighter credit conditions, or volatility in capital markets may limit our customers’ ability to obtain financing for projects and could increase our borrowing costs, reduce our access to capital or adversely affect our market capitalization. In addition, economic or market instability could impair our ability to pursue acquisitions or respond effectively to changing business conditions.

Any sustained economic downturn, prolonged geopolitical instability, or disruption in financial markets could materially and adversely affect our financial position, results of operations, cash flows, and liquidity.
Our indebtedness, including variable-rate borrowings and related covenant restrictions, could increase our interest expense, limit our liquidity and financial flexibility, and adversely affect our business and results of operations.
We have incurred, and may continue to incur, indebtedness in connection with our operations, acquisitions, and other business activities. A portion of our indebtedness bears interest at variable rates, which exposes us to interest rate risk. Increases in interest rates could significantly increase our interest expense and debt service obligations, even if the principal amount of our borrowings remains unchanged, and could reduce our net income and cash flows. While we have previously used interest rate swaps to manage a portion of our interest rate exposure, we may not maintain such hedging arrangements in the future, and any hedging activities may not fully mitigate interest rate risk.

Our debt and credit agreements contain financial and other covenants that may restrict our operating and financial flexibility. Failure to comply with these covenants, or to make required principal or interest payments, could result in an event of default. An event of default could allow lenders to restrict our access to additional borrowings, accelerate the maturity of outstanding indebtedness, enforce remedies against collateral, or trigger cross-defaults under other debt or surety arrangements. Any such actions could materially and adversely affect our liquidity, operations, and financial condition.

Our ability to service our existing and future indebtedness, comply with covenant requirements, refinance borrowings as they mature, and fund working capital, capital expenditures, acquisitions, and other business needs depends on our ability to generate sufficient cash flow from operations and access capital on acceptable terms. Our future cash flows are subject to general economic conditions, interest rate environments, project execution risks, customer payment timing, and other factors beyond our control. If we are unable to generate sufficient cash flow or obtain additional financing or refinancing when needed, we may be required to take actions such as reducing or delaying capital expenditures, raising equity, restructuring indebtedness, or divesting assets, any of which could have a material adverse effect on our business, financial position, results of operations, and cash flows.

In addition, higher levels of indebtedness could increase our vulnerability to adverse economic or industry conditions, limit our ability to pursue strategic opportunities, and require a substantial portion of our cash flow to be dedicated to debt service, thereby reducing funds available for operations and future growth.
Our obligation to contribute to multiemployer pension plans could give rise to significant expenses and liabilities in the future.
We contribute to approximately 70 multiemployer pension plans in the United States under collective bargaining agreements that generally provide pension benefits to employees covered by these agreements. Approximately 46% of our current employees are members of collective bargaining units. Our contributions to these plans were approximately $14.3 million for the year ended December 31, 2025 and $10.3 million and $11.6 million for the years ended December 31, 2024 and 2023, respectively. The costs of providing benefits through such plans have increased in recent years. The amount of any increase or decrease in our required contributions to these multiemployer pension plans will depend upon many factors, including the outcome of collective bargaining, actions taken by trustees who manage the plans, government regulations, the actual return on assets held in the plans and the potential payment of a withdrawal liability. Based upon the information available to us from the multiemployer pension plans’ administrators, we believe that some of these multiemployer pension plans are underfunded. The unfunded liabilities of these plans may result in required increased future payments by us and the other participating employers. Underfunded multiemployer pension plans may impose a surcharge requiring additional pension contributions. Our risk of such increased payments may be greater if any of the participating employers in these underfunded plans withdraws from the plan and is not able to contribute an amount sufficient to fund the unfunded liabilities associated with its participants in the plan.
With limited exception, an employer who is obligated under a collective bargaining agreement to contribute to a multiemployer pension plan is liable, upon termination of such contribution obligation to the plan or withdrawal from a plan, for its proportionate share of the plan’s unfunded vested pension liabilities. In the event that we withdraw from participation in a plan, applicable law could require us to make withdrawal liability contributions to such plan, and we would have to reflect that liability and the related expense in our consolidated financial statements. Our withdrawal liability payable to an individual multiemployer pension plan would depend on the extent of the plan’s funding of vested benefits. While we currently have no intention of withdrawing from a plan, and underfunded plan obligations have not affected our operations in the past, there can be no assurance that we will not be required to make material cash contributions to one or more of these plans in the future. If the multiemployer pension plans in which we participate have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability. No liability for underfunding of multiemployer pension plans was recorded in our consolidated financial statements for the years ended December 31, 2025 or 2024.
Increases in healthcare costs or changes in healthcare laws could increase our operating expenses and adversely affect our results of operations.
We provide healthcare and related benefits to our employees, and the cost of providing these benefits has increased over time due to rising healthcare costs and changes in healthcare laws and regulations. Future legislative or regulatory actions at the federal, state, or local level could further increase the cost or complexity of providing employee healthcare benefits.

If healthcare costs continue to rise, or if changes in healthcare laws result in additional compliance or benefit-related expenses, our operating costs could increase and our profitability could be adversely affected. Any such increases could materially and adversely affect our results of operations and financial position.
Our business may be affected by the work environment in which we operate.
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
Climate change, including physical risks and the transition to lower-emission building practices, could increase our costs, disrupt operations, and adversely affect our financial results.
Climate change presents physical, transition, and adaptation risks that may adversely affect our operations, customers, suppliers, and financial results. Physical risks associated with climate change include the increasing frequency and severity of extreme weather events such as hurricanes, floods, wildfires, extreme heat, extreme cold, and other natural disasters. These events may disrupt our operations or those of our customers, subcontractors, or suppliers, delay or suspend projects, reduce productivity, damage facilities or equipment, increase insurance costs, or result in injuries, fatalities, or reputational harm.
In addition, efforts to address climate change, whether driven by regulatory requirements, building codes, supply chain constraints, market dynamics, or customer preferences, may increase our operating and project execution costs. These efforts may require the use of alternative materials, upgraded equipment, new technologies, revised construction methods, or specially trained or certified personnel, which may be more expensive or less readily available. During transition periods, changes in construction practices or materials may also reduce efficiency, disrupt operations, or negatively affect customer satisfaction.
While we may seek to recover some increased costs through pricing or contractual mechanisms, we may not be able to do so fully or on a timely basis due to competitive pressures, contractual limitations, or market conditions. If we are required to absorb higher costs or experience operational disruptions related to climate-related physical or transition risks, our profitability, results of operations, and cash flows could be materially and adversely affected.
Changing climate-related regulations, disclosure requirements, and environmental, social and governance expectations may increase compliance costs, create regulatory complexity, or adversely affect customer and investor perceptions.
Regulatory, market, and stakeholder expectations related to climate change, greenhouse gas emissions, sustainability, and environmental, social, and governance practices continue to evolve at the federal, state, local, and international levels. These developments may include new or changing climate-related regulations, emissions reporting or disclosure requirements, building standards, procurement requirements, or other compliance obligations that apply directly to us, our customers, or our supply chain.
The regulatory environment for climate-related matters is subject to significant uncertainty, including potential differences among federal, state, and local requirements. A fragmented or evolving regulatory landscape may increase compliance costs, complicate operations, or require additional resources to monitor and respond to differing obligations. In addition, changes in climate-related policy or uncertainty regarding regulatory direction may affect customer decision-making, including the timing, scope, or demand for certain projects or services.
Certain investors, customers, and other stakeholders may consider environmental, social, and governance factors as part of their overall evaluation of companies. Expectations and standards in this area are not uniform and may evolve over time. To the extent stakeholders view our practices or disclosures as not meeting their expectations, whether due to our actions, industry practices, or changing market norms, our reputation, investor interest, or access to capital could be adversely affected. In addition, responding to evolving expectations may result in increased costs related to data collection, reporting, or compliance.
Information technology system failures, cybersecurity incidents, or data privacy breaches could disrupt our operations and adversely affect our business, results of operations, and reputation.
We rely on information technology systems, networks, and infrastructure to support our operations and to provide services to our customers, including systems used for project design, scheduling, modeling, financial reporting, and data management. Disruptions to these systems, whether due to system failures, cyber-attacks, human error, or failures of third-party service providers, could impair our ability to operate efficiently, result in data loss or corruption, disrupt project execution, or adversely affect customer relationships.
Our systems and data, as well as those of our customers, employees, subcontractors, and suppliers, are subject to cybersecurity risks, including unauthorized access, malware, ransomware, phishing, social engineering, and other cyber-attacks. The increasing sophistication of cyber threats, growing reliance on cloud-based and third-party platforms, greater system interconnectivity, and the expanding use of artificial intelligence technologies may further increase our exposure to cybersecurity vulnerabilities. A successful cyber incident could result in the disclosure, modification, or destruction of proprietary or confidential information, including personally identifiable information, cause operational disruptions or downtime, result in financial losses, expose us to legal or regulatory liability, and harm our reputation.
We also rely on third-party software providers and infrastructure vendors to support critical accounting, financial reporting, project management, and operational systems. If these vendors discontinue products or support, experience outages, security breaches, data loss, or other disruptions, or if we are required to transition to alternative systems on an accelerated basis, we could experience increased costs, operational disruptions, delays in financial or project reporting, and management inefficiencies. Any such events could adversely affect our ability to operate effectively and could materially and adversely affect our business, financial position, results of operations, cash flows, and liquidity.
In addition, we periodically implement new information systems and technology upgrades. These implementations may require significant capital investment, divert management attention, or create operational disruptions during transition periods, particularly when legacy and new systems operate concurrently. System implementations may take longer than expected, fail to achieve anticipated efficiencies, or increase the risk of control or reporting issues.
We are also subject to evolving data privacy and cybersecurity laws and regulations, including enhanced cybersecurity risk management, disclosure, and incident reporting requirements. Compliance with these requirements may increase costs and operational complexity. Any failure to comply with applicable laws or to effectively manage cybersecurity and information technology risks could materially and adversely affect our business, financial position, results of operations, cash flows, and reputation.
The use of artificial intelligence technologies by us or by our third-party vendors may create operational, legal, regulatory, or reputational risks.
Artificial intelligence (“AI”) technologies, including generative AI, the type of artificial intelligence that creates new content by learning patterns from existing data, are rapidly evolving and remain subject to technological, operational, ethical, and regulatory uncertainties. We rely, in part, on third-party vendors that may incorporate AI technologies into the products or services they provide, and we may have limited control over or visibility into the design, training data, performance, security, or regulatory compliance of such technologies.

AI systems may produce inaccurate, incomplete, or biased outputs or otherwise fail to operate as intended, which could result in operational disruptions, errors in decision-making, reputational harm, or legal exposure. In addition, the development, deployment, and governance of AI technologies may require additional investment in controls, oversight, training, and compliance processes, which could increase our costs.

The regulatory environment governing AI technologies is evolving and may result in new or modified laws, regulations, or standards that impose additional compliance obligations or restrict the use of AI in certain applications. Any failure by us or by our third-party vendors to effectively manage AI-related risks or comply with applicable requirements could materially and adversely affect our business, results of operations, financial condition, or reputation.
We have subsidiary operations throughout the United States and are exposed to multiple state and local regulations, as well as federal laws and requirements applicable to government contractors. Changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them, could increase our costs and have other negative impacts on our business.
As of December 31, 2025, our business units operate primarily in the Eastern and Midwestern regions of the United States, which exposes us to a variety of state and local laws and regulations, including those related to contractor licensing requirements. These laws and regulations govern many aspects of our business, and standards and requirements may vary by jurisdiction. In addition, our subsidiaries that perform work for federal government entities are subject to additional federal statutory, regulatory and contractual requirements. Changes in any of these laws, or any subsidiary’s material failure to comply with them, can adversely impact our operations by, among other things, increasing costs, and harming our reputation.
As federal government contractors, our subsidiaries are subject to a number of rules and regulations, and our contracts with government entities are subject to audit. Noncompliance with applicable requirements could limit a subsidiary’s ability to obtain or perform government contracts.
Federal government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result fines or penalties, the termination of a government contract, or restrictions on government contracts in the future. Further, a violation at one of our locations could impact the ability of the other locations to bid on and perform government contracts. Because of our decentralized nature, we face risk in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against bidding on future government contracts could have an adverse effect on our financial position, results of operations and cash flows.
Changes in environmental, safety, and health regulations or licensing requirements could increase our compliance costs or limit our ability to perform certain work.
Our operations are subject to a wide range of environmental, safety, health, and licensing laws and regulations at the local, state, and federal levels, including requirements applicable to the installation and servicing of MEPC and related building systems. Compliance with these requirements may require additional training, certifications, licensing, monitoring, documentation, or changes to operating practices, all of which may increase our costs.
The regulatory environment applicable to our business may continue to evolve, particularly with respect to environmental protection, workplace safety, and technician licensing standards. New or more stringent laws, regulations, or standards, whether applicable broadly or in connection with publicly funded projects, could increase compliance costs, delay project execution, restrict the scope of services we are able to provide, or require additional capital investment.
Failure to comply with applicable environmental, safety, health, or licensing requirements could result in fines, penalties, loss or suspension of licenses, or restrictions on our ability to perform certain work, including publicly funded projects. Any of these outcomes could materially and adversely affect our profitability, results of operations, and cash flows.
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
The failure to identify such illegal immigrants may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our financial position, results of operations and cash flows. Furthermore, changes to immigration policies, as well as the changes in the interpretation, application, or enforcement of immigration laws, changes to employment verification requirements, or new legislation or regulations that impact immigration practices could further heighten these risks and lead to additional compliance costs, operational disruptions, or reputational harm.
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
•reports, publications or commentary by securities analysts or other market participants that may be critical of us, our business, our management our industry;
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
Any transfer or sales of substantial amounts of our common stock in the public market or the perception that such transfer or sales might occur may cause the market price of our common stock to decline. As of February 27, 2026, we had an aggregate of 11,679,391 shares of our outstanding common stock, of which 767,223 shares were held by our current directors and officers. There were no holders of greater than 10% of our common stock as of February 27, 2026. If a substantial number of these shares are sold in the public market, the trading price of our common stock may decline.
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
Unfavorable analyst coverage or a reduction in analyst coverage could adversely affect the market price and liquidity of our common stock.
The trading market for our common stock may be influenced by research reports, ratings, or commentary published by equity research analysts who cover our company or our industry. If one or more analysts issue unfavorable research, downgrade our common stock, or provide negative commentary about our business or prospects, the market price of our common stock could decline.

In addition, if analysts cease or reduce coverage of our Company, our visibility in the capital markets may decrease, which could result in reduced trading volume, decreased liquidity, and increased volatility in the market price of our common stock. Any of these developments could adversely affect the market value of our common stock.
We have not declared any dividends on our common stock to date and have no expectation of doing so in the foreseeable future.
The payment of cash dividends on our common stock rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, unencumbered cash, capital requirements and our financial condition, as well as other relevant factors. To date, we have not paid dividends on our common stock nor do we anticipate that we will pay dividends in the foreseeable future. As of December 31, 2025, we do not have any preferred stock outstanding that has any preferential dividends.
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
•Classified board. Our Certificate of Incorporation provides that our Board of Directors is classified into three classes of directors, each with staggered three-year terms. A third party may be discouraged from making a tender offer or otherwise attempting to obtain control of us as it is more difficult and time-consuming for stockholders to replace a majority of the directors on a classified board of directors.
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
General Risk Factors
Failure or circumvention of our disclosure controls and procedures or internal controls over financial reporting could adversely affect our financial reporting and business.
We rely on disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported accurately and on a timely basis. However, any system of controls is subject to inherent limitations and may not prevent or detect all errors, misstatements, or fraud.

If our disclosure controls and procedures or internal controls over financial reporting fail, are circumvented, or are found to be ineffective, we could be required to restate our financial statements, experience delays in filing periodic reports, or be subject to regulatory scrutiny or enforcement actions. Any such events could harm our reputation, reduce investor confidence, adversely affect the market price of our common stock, and materially and adversely affect our financial condition, results of operations, and business.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. However, if we were unable to maintain effective internal control over financial reporting, or if we identify material weaknesses in our internal control over financial reporting, our management would be unable to assert in future reports that our disclosure controls and procedures and our internal control over financial reporting are effective. This could cause investors, counterparties and customers to lose confidence in the accuracy and completeness of our financial statements and reports and have a material adverse effect on our liquidity, access to capital markets and perceptions of our creditworthiness and/or a decline in the market price of our common stock. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business, financial condition and results of operations.
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
Force majeure events, including natural disasters, malicious acts, or other extraordinary events, could disrupt our operations and adversely affect our business and results of operations.
Our operations may be adversely affected by force majeure or other extraordinary events beyond our control, including natural disasters, extreme weather events, terrorist actions, sabotage, vandalism, theft, public health emergencies, or governmental actions such as shutdowns or emergency restrictions. These events could disrupt our operations, damage or destroy facilities, equipment, or work in progress, delay or suspend projects, restrict access to worksites, or impair our ability to perform services in accordance with contractual requirements.
Although we seek to negotiate contractual provisions to address force majeure events, we may remain obligated to resume or continue performance following such events, and relief available under applicable contracts may be limited or delayed. If we are unable to respond effectively to extraordinary events, we may incur increased costs, experience reduced productivity, or face contractual disputes, penalties, or liability.
Deliberate or malicious acts, including terrorism, sabotage, vandalism, or theft, could result in damage to facilities, equipment, or installed work, injury to employees, contractors, customers, or the public, or increased security requirements imposed by governmental authorities. Any such events could increase operating costs, reduce production capacity, expose us to legal liability, and materially and adversely affect our financial position, results of operations, and cash flows.
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
Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in U.S. generally accepted accounting principles (“GAAP”) could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our results of operations, cash flows and liquidity.
Actions by activist investors could disrupt our operations and adversely affect our business and strategic execution.
Public companies, including companies in our industry, may be subject to proposals or actions by activist investors seeking changes to corporate governance practices, board composition, management, strategic direction, or capital allocation policies. Responding to such actions or proposals could require significant time and attention from our management and Board of Directors and divert resources away from the execution of our business strategy.
Activist activity may also create uncertainty regarding our strategic priorities, business operations, or future direction, which could adversely affect employee morale, our ability to attract and retain key personnel, relationships with customers or other stakeholders, and our overall operating focus. In addition, responding to activist campaigns may result in increased legal, advisory, and other costs. Any such disruptions or uncertainties could materially and adversely affect our business, financial position, results of operations, and cash flows.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
The Company’s Board of Directors recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to assess, identify, and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, internal information technology risks; system security risks; data protection; risks to proprietary business information; intellectual property theft; fraud; extortion; harm to team members, partners, or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. The Company has implemented a cybersecurity risk management program that aligns with the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to manage such material risks and to safeguard the Company’s information systems, protect the confidentiality, integrity, and availability of the Company’s and its customers’ data, and maintain the trust and confidence of our customers, business partners and team members.
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
The Company’s Board of Directors believes it understands the significance of risks associated with cybersecurity threats to its operational integrity and stakeholder confidence and believes it has established mechanisms to effectively manage such risks based on the current understanding of the threat environment. As part of the Company’s entire Board of Directors operational risk management responsibilities, it has oversight of risks from cybersecurity threats. Notwithstanding that fact, the full Board of Directors has been designated as primarily responsible for oversight of the Company’s cybersecurity risk management. As discussed below, management reports to the entire Board of Directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually and management also reports to the Audit Committee with respect to cybersecurity risks regarding financial statements or financial statements reporting implications. The Audit Committee routinely interacts and reports to the entire Board of Directors on these matters.
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
In addition to their regularly scheduled meetings, members of the Board of Directors, the CIO, CFO and CEO regularly engage in ad hoc conversations regarding emerging or potential cybersecurity risk and developments in the cybersecurity domain. The Board of Directors actively participates in strategic decision making related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board of Directors conducts an annual review of the Company’s cybersecurity posture and the effectiveness of its risk management strategies. This review is helpful for identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.
As of the date hereof, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to have been identified or are anticipated to have a material adverse effect on the Company’s business strategy, results of operations, and financial condition. Despite its efforts to maintain processes which mitigate cybersecurity risks, there is no guarantee that such risks may not have a material effect on the Company’s business strategy, results of operations, and financial condition in the future. For additional information on cybersecurity risks the Company may face, see Part I, Item 1A. Risk Factors – “Information technology system failures, cybersecurity incidents, or data privacy breaches could disrupt our operations and adversely affect our business, results of operations, and reputation.”
Item 2.    Properties
As of December 31, 2025, the Company leases several properties, consisting of offices, warehouses, fabrication and supply shops within the Eastern and Midwestern regions of the United States. Generally, these leases range from five to ten years and are on terms the Company believes to be commercially reasonable. A majority of these premises are leased from individuals or entities with whom the Company has no other business relationship. In certain instances, the Company leases property from entities associated with former employees who became part of the Company through acquisitions.
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
In addition to its leased facilities, as a result of the Company’s acquisition of Pioneer Power during 2025, the Company now owns an approximate 40,000 square foot facility located in Woodbury, Minnesota that is used for operations, fabrication, warehousing and general office purposes.
See Note 14 — Leases in the accompanying notes to the Company’s consolidated financial statements for additional information regarding the Company’s leases.
Item 3.    Legal Proceedings
See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further information regarding the Company’s legal proceedings.
Item 4.    Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers

Name	Age	Title
Michael M. McCann	44	President, Chief Executive Officer and Director
Jayme L. Brooks	55	Executive Vice President and Chief Financial Officer
Jay A. Sharp	60	Executive Vice President, Sales
Nicholas S. Angerosa	49	Executive Vice President, National Customer Solutions

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
Jay A. Sharp has served as the Company’s Executive Vice President, Sales since January 13, 2026. Prior to this appointment, Mr. Sharp served as the Regional President of the Northeast and Midwest regions of the Company since January 2025. Previously, Mr. Sharp has served as the President of the following entities: Limbach Company LLC, Limbach Company LP, Jake Marshall, LLC and Limbach Facility & Project Solutions LLC since January 2023. Prior to his appointment as President to certain of the Company’s entities, Mr. Sharp served as the Company’s Executive Vice President, Regional Manager since March 2020, in which he had oversight for the Midwest region of the Company. Mr. Sharp also ran the Company’s Ohio business unit from August 2005 to March 2020 and served in various capacities at Limbach from 1990 to 2006. Mr. Sharp received his bachelor’s degree in 1988 from Messiah College through a partnership with Temple University in Philadelphia PA, and completed Columbia University’s Senior Executive Management program in 2013. Mr. Sharp has played an active role in the construction industry serving on the board of MCACO Board of Directors and has been a Labor Management Trustee for Local 24 from 2011 through 2021.
Nicholas S. Angerosa has served as the Company’s Executive Vice President, National Customer Solutions since January 13, 2026. Prior to his appointment, Mr. Angerosa served as the Regional President of the Southeast region of the Company since January 2025. Previously, Mr. Angerosa served as President of Harper Limbach since July 2020, which includes the following entities: Harper Limbach LLC and Harper Limbach Construction LLC. Prior to his appointment as President of Harper Limbach, Mr. Angerosa served as the Company’s Senior Vice President and Branch Manager from May 2018 to July 2020, in which he oversaw the Tampa business unit. Before joining Harper Limbach, Mr. Angerosa worked as a Project Manager and Division Manager with The Poole & Kent Company of Florida, a specialty mechanical and general contractor, from October 1996 to May 2012.
Part II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is traded on The Nasdaq Capital Market under the symbol “LMB”.
Holders
At February 27, 2026, there were 25 holders of record of the Company’s common stock.
Dividends
To date, the Company has not paid dividends on its common stock nor does it anticipate that it will pay dividends in the foreseeable future. As of December 31, 2025, the Company does not have any preferred stock outstanding that has any preferential dividends.

Purchases of Equity Securities by the Issuer and the Affiliated Purchasers
In December 2025, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase up to $50.0 million of shares of its common stock through December 15, 2027. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. Repurchases may also be made under Rule 10b5-1 plans. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of December 31, 2025, the Company has not repurchased any shares of common stock under its Share Repurchase Program.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Securities Authorized for Issuance under Equity Compensation Plans Information
The information called for by this item is incorporated herein by reference to the material under the caption, “Equity Compensation Plan Information,” and “Compensation Discussion and Analysis” in the 2026 Proxy Statement (as defined below).
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
Comparison of 5-Year Cumulative Total Return(1)
Among Limbach Holdings, Inc., the S&P 500 Index and the Russell 2000 Index

Limbach Holdings, Inc. - Cumulative Total Shareholder Return

Cumulative Investment Value
(Index $100)
$1,000
$800
$600
$400
$200
$-

	2020	2021	2022	2023	2024	2025
Limbach Holdings, Inc.	$100.00	$72.99	$84.43	$368.78	$693.76	$631.39
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16

(1)$100 invested on December 31, 2020 in stock or including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved
Copyright© 2025 Russell Investment Group. All right reserved.
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
The discussion that follows includes a comparison of the Company’s results of operations and liquidity and capital resources for the fiscal years ended December 31, 2025 and 2024. In accordance with Item 303(b) of Regulation S-K, the Company has elected to omit discussion of the earliest of the three years covered by the consolidated financial statements presented. For a discussion and analysis of fiscal year ended December 31, 2023 and of changes from the fiscal year ended December 31, 2024 to the fiscal year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 10, 2025).
Overview
The Company is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. With approximately 1,500 team members across 21 offices throughout the Eastern and Midwestern regions of the United States, the Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
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
•Life sciences, including organizations and companies whose work is centered around research and development focused on living organisms and biological systems;
•Higher education, including both public and private colleges, universities and research centers; and
•Cultural and entertainment, including entertainment facilities (including casinos) and amusement rides and parks.
The Company operates in two segments, (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company's work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
Key Components of Consolidated Statements of Operations
Revenue
The Company’s revenue is primarily derived from construction-type and services contracts to deliver MEPC systems services to its customers. Such work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
Construction-type contract revenue is primarily derived from fixed-price and modified fixed-price contracts. For the majority of these contracts, the Company’s performance obligations are satisfied over time because the customer controls the asset as it is created or enhanced or because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. For contracts satisfied over time, the Company recognizes revenue using an input method based on costs incurred relative to total estimated costs at completion (the cost-to-cost method), which management believes depicts the transfer of control of services to the customer. The Company believes its extensive experience with MEPC systems projects, together with its internal cost estimation and review processes, enables it to reasonably estimate contract costs and mitigate the risk of cost overruns.
With respect to service contracts, the Company’s service arrangements generally include (i) fixed-price service contracts, typically for maintenance, repair and retrofit work over a period, commonly one year, and (ii) time and materials or similar service work performed on an as-needed basis. Revenue from fixed-price service contracts is generally recognized over time on a systematic basis that depicts performance over the contract term, which is typically on a straight-line basis when services are provided evenly over the contract period. Revenue derived from time and materials and other service work is recognized when the services are performed.
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
Certain of the Company's prior acquisitions include contingent earnout arrangements in which the Company may be required to make additional payments contingent upon the acquired businesses achieving specified performance targets over specified periods. The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from the acquisitions of each ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island and Consolidated Mechanical. The carrying values of the ACME, Industrial Air, Kent Island and Consolidated Mechanical Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the consolidated statements of operations. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s contingent earnout arrangements.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships. Each of the Jake Marshall, LLC (“Jake Marshall”), ACME, Industrial Air, Kent Island, Consolidated Mechanical and Pioneer Power-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further discussion of the Company’s acquired intangible assets as a result of the Pioneer Power Transaction. In addition, see Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s intangible assets.
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company’s indebtedness, gains and losses on dispositions of property and equipment, changes in the fair value of the Company’s interest rate swap, and interest income earned on overnight repurchase agreements, money market investments, and U.S. Treasury bills. Deferred financing costs are amortized to interest expense using the effective interest method.
Provision for Income Taxes
The Company is taxed as a C corporation, and its financial results include the effects of federal income taxes, which are paid at the parent level.
The Company’s provision for income taxes (including federal, state and local income taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with Accounting Standards Update (“ASC”) Topic 740 — Income Taxes, which requires an asset and liability approach. Under this approach, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are included in the provision for income taxes.
Impact of Acquisitions
In order to provide a more meaningful discussion of period-over-period changes in the Company’s operating results, the Company may discuss the impact of acquisitions on revenue, gross profit, selling, general and administrative expenses, and operating income. Because acquired businesses are included in the Company’s results only from their respective acquisition dates, the size and timing of acquisitions may affect the comparability of period-over-period results. Accordingly, such comparisons may not be fully indicative of ongoing trends in the Company’s operating performance.
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, for a purchase price at closing of $66.1 million. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwestern region. The acquisition further expands the Company’s footprint and extends its reach into new geographic markets in the upper Midwestern region.
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
On September 3, 2024, the Company completed an acquisition of Laurel, Maryland-based specialty mechanical contractor, Kent Island, for a purchase price at closing of $15.0 million. The transaction also provided for an earnout of up to $5.0 million potentially being paid out over 2026 and 2027. Kent Island is a leading provider of building systems solutions in the Greater Washington, DC metro area, including suburban Maryland and Northern Virginia. Kent Island excels in designing, engineering, installing, servicing, and maintaining mechanical and plumbing systems for complex facilities. The acquisition expands the Company’s market share within its existing operating footprint, provides further exposure to an attractive customer base and supports the Company's continued ODR growth strategy.
Operating Segments
The Company manages and measures the performance of its business in two operating segments: ODR and GCR. Segment information is prepared on the same basis that the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.

In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
Comparison of Results of Operations For the Years Ended December 31, 2025 and 2024
The following table presents operating results for the years ended December 31, 2025 and 2024 in dollars and expressed as a percentage of total revenue (except as indicated below):

	For the Years Ended December 31,
(in thousands except for percentages)	2025			2024
Statement of Operations Data:
Revenue:
ODR	$485,690	75.1%		$345,500	66.6%
GCR	161,114	24.9%		173,281	33.4%
Total revenue	646,804	100.0%		518,781	100.0%

Gross profit:
ODR	129,876	26.7%	(1)	107,775	31.2%	(1)
GCR	39,438	24.5%	(2)	36,506	21.1%	(2)
Total gross profit	169,314	26.2%		144,281	27.8%

Selling, general and administrative(3)	109,518	16.9%		97,199	18.7%
Acquisition-related retention expense and contingent consideration	1,985	0.3%		3,770	0.7%
Amortization of intangibles	8,357	1.3%		4,688	0.9%
Total operating income	49,454	7.6%		38,624	7.4%

Other (expenses) income	(825)	(0.1)%		1,342	0.3%
Total consolidated income before income taxes	48,629	7.5%		39,966	7.7%
Income tax provision	9,565	1.5%		9,091	1.8%
Net income	$39,064	6.0%		$30,875	6.0%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $7.0 million and $5.8 million of stock-based compensation expense for the year ended December 31, 2025 and 2024, respectively.
Revenue

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$485,690	$345,500	$140,190	40.6%
GCR	161,114	173,281	(12,167)	(7.0)%
Total revenue	$646,804	$518,781	$128,023	24.7%
Total revenue for the year ended December 31, 2025 increased by $128.0 million, or 24.7%, to $646.8 million, compared to $518.8 million for the year ended December 31, 2024. The increase in revenue was primarily attributable to the impact of recent acquisitions completed in the second half of 2024 and July 2025. The Company’s organic operations increased $18.9 million and the incremental increase from acquisition-related revenue for 2025 was $109.1 million. Acquisition-related revenue represents incremental revenue generated in 2025 by acquired businesses only for the twelve-month period subsequent to their respective acquisition dates. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis.
ODR revenue for the year ended December 31, 2025 increased by $140.2 million, or 40.6%, to $485.7 million, compared to $345.5 million for the year ended December 31, 2024. This increase was driven by the Company’s continued focus on accelerating growth within its ODR business, as well as incremental revenue contributions from the Pioneer Power, Consolidated Mechanical and Kent Island acquisitions. These acquisitions contributed approximately $81.4 million of the ODR revenue increase during 2025. The remaining increase of $58.8 million reflects organic growth driven by higher project volume within the Company’s ODR segment.
GCR revenue for the year ended December 31, 2025 decreased by $12.2 million, or 7.0%, to $161.1 million, compared to $173.3 million for the year ended December 31, 2024. The decrease in year-over-year GCR revenue was primarily attributable to the Company’s continued execution of its strategic mix-shift toward ODR work, which resulted in lower GCR organic revenue of $39.9 million. This decline was partially offset by an incremental increase in GCR acquisition-related revenue of approximately $27.7 million from the Pioneer Power, Consolidated Mechanical and Kent Island acquisitions during 2025.
Gross Profit

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$129,876	$107,775	$22,101	20.5%
GCR	39,438	36,506	2,932	8.0%
Total gross profit	$169,314	$144,281	$25,033	17.4%

Total gross profit as a percentage of total revenue	26.2%	27.8%
The Company's gross profit for the year ended December 31, 2025 increased by $25.0 million, or 17.4%, to $169.3 million, compared to $144.3 million for the year ended December 31, 2024. The increase was primarily driven by higher gross profit in the ODR segment, partially offset by lower total gross margins.
ODR gross profit increased $22.1 million, or 20.5%, primarily due to an increase in revenue, despite lower segment gross margins of 26.7% versus 31.2% year-over-year. The decrease in ODR gross margin was primarily attributable to the impact of certain acquisitions, which operate at lower gross margin profiles relative to the Company’s organic ODR operations, as well as ODR-related project write-ups recognized in 2024 that did not recur in the current year. Management continues to integrate these acquired operations into the Company’s broader operating model with the objective of improving profitability over time.
GCR gross profit increased $2.9 million, or 8.0%, driven by higher segment gross margins of 24.5% compared to 21.1% year-over-year, despite lower GCR segment revenue. The increase in GCR gross margin reflects the Company’s continued selectivity in pursuing GCR projects.
As a result, total gross profit margin decreased to 26.2% for the year ended December 31, 2025 from 27.8% for the year ended December 31, 2024, primarily due to lower ODR segment margins associated with the inclusion of acquired entities, partially offset by improved GCR segment margins.
The Company also recorded revisions in its contract estimates for certain ODR and GCR projects. During the year ended December 31, 2025, the Company recorded material gross profit write-downs on two ODR segment projects for a total of $1.1 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million.
During the year ended December 31, 2024, the Company recorded material gross profit write-ups on four ODR segment projects for a total of $3.9 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2024, the Company recorded material gross profit write-ups of $3.3 million on three GCR projects and material gross profit write-downs on two GCR projects for a total of $1.4 million.
Selling, General and Administrative

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$109,518	$97,199	$12,319	12.7%

Total selling, general and administrative expenses as a percentage of total revenue	16.9%	18.7%
The Company's total SG&A expense for the year ended December 31, 2025 increased by approximately $12.3 million, or 12.7% compared to the year ended December 31, 2024. The increase in total SG&A was primarily driven by $9.3 million of SG&A expenses associated with the acquired entities. Acquisition-related SG&A represents SG&A expenses incurred in 2025 by acquired businesses only for the twelve-month period subsequent to their respective acquisition dates. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. Organic SG&A increased $3.0 million primarily due to a $1.2 million increase in non-cash stock-based compensation expenses and a $1.1 million increase in bad debt expense associated with the write-off of certain customer receivables that were deemed uncollectible. Although total SG&A expense increased period-over-period, total SG&A expense as a percentage of revenue decreased to 16.9% for the year ended December 31, 2025 as compared to 18.7% for the year ended December 31, 2024 primarily due to the increased revenue in 2025 as a result of the Pioneer Power acquisition.
Acquisition-related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $2.0 million and $3.8 million for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, these expenses included approximately $0.2 million of acquisition-related retention expense associated with the Pioneer Power transaction, which was not incurred in the prior year. As part of the Pioneer Power acquisition, the Company entered into retention agreements with certain key employees of the acquired business. Retention-related compensation is recognized as expense ratably over the requisite service period, which extends through December 2027, and is contingent upon continued employment.
In addition, the Company recognized a $1.8 million increase in the fair value of contingent consideration during the year ended December 31, 2025, compared to a $3.8 million increase during the year ended December 31, 2024. The change in the fair value of contingent consideration represents a non-cash expense and was primarily attributable to updated estimates regarding the probability of achieving the gross profit targets underlying the earnout arrangements as of December 31, 2025 and 2024.
See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$8,357	$4,688	$3,669	78.3%
Total amortization expense for the year ended December 31, 2025 increased by approximately $3.7 million compared to the year ended December 31, 2024. The year-over-year increase in amortization expense was a result of the Pioneer Power, Consolidated Mechanical and Kent Island acquisitions, which resulted in higher amortization expense in the current year period as the related intangible assets from the acquisitions were not included in, or were included for only a portion of, the prior-year comparative period.
See Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s consolidated financial statements for further information on the Company's intangible assets.
Other (Expenses) Income

	For the Years Ended December 31,
	2025	2024	Increase/(Decrease)
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(3,133)	$(1,869)	$(1,264)	67.6%
Interest income	815	2,227	(1,412)	(63.4)%
(Loss) gain on change in fair value of interest rate swap	(191)	34	(225)	(661.8)%
Gain on disposition of property and equipment	1,684	950	734	77.3%
Total other (expenses) income	$(825)	$1,342	$(2,167)	(161.5)%
Total other expenses for the year ended December 31, 2025 was approximately $0.8 million as compared to total other income of $1.3 million for the year ended December 31, 2024. The change period-over-period was primarily driven by a $1.3 million increase in interest expense related to greater borrowings under the Company’s revolving credit facility to partially finance the Pioneer Power Transaction, and higher financing costs associated with a larger vehicle fleet period-over-period, as well as a $1.4 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances. Partially offsetting these changes was a $0.7 million increase in gains associated with the disposition of certain property and equipment as part of the Company’s ongoing asset management and fleet optimization efforts.
Income Taxes
The Company’s income tax provision was $9.6 million and $9.1 million for the years ended December 31, 2025 and 2024, respectively, and it had a 19.7% and 22.7% effective tax rate over those same periods, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the years ended December 31, 2025 and 2024 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. See also Note 11 – Income Taxes in the accompanying notes to the Company’s consolidated financial statements.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed-upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. While backlog provides a measure of work expected to be performed in future periods, it is not necessarily a reliable indicator of future revenue or overall performance of the Company. A substantial portion of the Company’s contracts, particularly within its ODR operations, are short-cycle in nature and may be awarded and substantially completed within a short period following award. These projects typically have short lead times and rapid burn rates and, as a result, are generally not included in reported backlog. Consequently, fluctuations in reported backlog may not correlate with changes in overall market demand, revenue generation, or operational performance. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its consolidated financial statements. See also “Item 1A. Risk Factors — Our contract backlog is subject to adjustments, delays and cancellations and could be an uncertain indicator of our future earnings.”
The Company’s ODR backlog was $255.8 million and $225.3 million as of December 31, 2025 and 2024, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its construction-type and service contracts. Based on historical trends, the Company currently estimates that 84% of its ODR backlog as of December 31, 2025 will be recognized as revenue during 2026. The Company's ODR backlog increased due to its continued focus on the accelerated growth of its ODR business and as a result of backlog contributions resulting from the Pioneer Power Transaction.
The Company’s GCR backlog was $141.8 million and $140.0 million as of December 31, 2025 and 2024, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 77% of its GCR backlog as of December 31, 2025 will be recognized as revenue during 2026. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company is closely monitoring evolving macroeconomic conditions and heightened geopolitical risks. During 2025, economic and trade policy uncertainty increased globally. Rising trade tensions and changes to trade policy (including tariffs), global conflicts, labor disruptions, and evolving regulations can contribute to inflationary pressures, supply chain disruptions, and pricing and lead-time volatility for certain materials and equipment. The Company continues to collaborate with suppliers and subcontractors to mitigate potential shortages and reduce supply and price volatility. The Company anticipates an elevated level of uncertainty with respect to inflation and other macroeconomic trends for the foreseeable future.
The Company continues to evaluate the extent to which these conditions may impact its business, financial condition, and results of operations. In periods of economic uncertainty, customers may delay or cancel large capital projects, such as new construction or major mechanical system upgrades. At the same time, the Company’s service, maintenance, and repair work may remain stable or increase as customers prioritize maintaining existing systems over capital-intensive replacements. Economic uncertainty may also lead to increased competition and pricing pressure, which could adversely affect revenue and margins. The Company believes that its diversified services and customer base help reduce exposure to market volatility. While the Company believes its remaining performance obligations generally represent firm commitments, project timing may shift due to customer scheduling decisions and the availability and timing of critical equipment, prolonged delays could result in customers seeking to defer, modify, or terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition and/or results of operations.
In addition, the U.S. federal government experienced a lapse in appropriations that resulted in a partial shutdown from October 1, 2025 through November 12, 2025. This government shutdown included delays in the approval and funding of federally sponsored projects, interruptions in the issuance of new contracts, and deferred decision-making by government agencies. The Company experienced impacts to its operations as a result of the shutdown; however, those impacts were not material to its financial position or results of operations for 2025. The Company continues to monitor for any potential near-term effects on project timing, awards, or customer procurement activity.
Strategy
The Company focuses on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. The Company employs a three-pillar approach to scale its business: (i) improve profitability and drive quality organic revenue growth; (ii) expand margins through enhanced and expanded customer solutions; and (iii) scale through acquisitions. To accomplish these objectives, the Company currently is executing the following initiatives:
Pillar I
Organic ODR Growth. In focusing on improved profitability and sustainable, quality growth, the Company has dedicated its resources toward the organic growth of its ODR segment, as the scope of services provided within this segment typically yields higher margins compared to its GCR segment. For fiscal year 2025, the Company further expanded its growth within the ODR segment where it generated 75.1% of its total consolidated revenue, achieving its 2025 ODR segment revenue target of 70% - 80%. Going forward, the Company believes its disciplined, owner-focused operating model, supported by a full life cycle of engineered solutions and craft expertise, positions it as a long-term partner to building owners with mission-critical systems.
Improved GCR Segment Margins. In the Company’s GCR segment, the Company has been able to improve GCR segment margins by focusing on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration and where it can leverage its captive design and engineering services. The Company believes that it is appropriate to reduce risk and exposure to large, complex, non-owner direct projects where such projects have historically presented risks that can be difficult to mitigate and it does not align with the Company’s risk-adjusted return expectations. Going forward, the Company believes it has reached a level in which the GCR segment stabilizes as a result of its disciplined focus on smaller, shorter-duration projects that are expected to contribute more consistent gross margins.
National Customer Solutions. The Company continues to advance its national customer strategy through a dedicated professional services team that provides owner advisory, construction program management and related support services for customers with complex, mission-critical building systems and infrastructure needs. These services include capital planning to assist customers in planning, prioritizing and executing both the design and construction of capital initiatives and infrastructure projects, while enabling coordinated delivery, standardized workflows and consistent execution across the Company’s operating footprint. The National Customer Solutions team is focused on enhancing alignment between local and national teams, allowing the Company to deliver a more integrated and consistent customer experience across geographies. Through this approach, the Company seeks to deepen customer relationships and increase the value delivered to its customers. The Company expects to continue driving revenue and margin expansion through its national healthcare customer relationships, while further expanding dedicated national teams to grow its presence in its data center and industrial and manufacturing market verticals.
Sales Enablement. To support organic revenue growth, the Company continues to invest in sales enablement initiatives. These efforts include the continued development of centralized functions, tools and processes intended to support sellers across operating locations, enhance coordination between local and national sales efforts, and improve visibility into customer opportunities and pipeline activity. By equipping sales teams with shared resources, training and standardized workflows, the Company seeks to drive more disciplined opportunity management, support cross-selling of services and solutions, and enable a more seamless customer experience across its geographic footprint. Management believes these sales enablement initiatives strengthen execution, enhance productivity and support scalable, margin-accretive growth over the long term as the business continues to expand.
Pillar II
Margin Expansion Through Evolved Solutions. The Company continues to focus on expanding its margins by enhancing and expanding its solutions to building owners. This initiative reflects the Company’s commitment to driving sustainable growth, increasing operational efficiency and delivering greater value to its stakeholders. This evolution is intended to align more closely with current market demands, emerging customer preferences and operational efficiencies, which together contribute to margin expansion. The Company aims to differentiate itself from its competitors by being a single-source provider for building owners, capable of providing a full life cycle of engineered solutions and craft expertise. By meeting diverse customer needs under one roof, the Company deepens customer loyalty. The Company believes that building owners value the convenience and reliability of a single point of contact, which fosters long-term partnerships, reoccurring business and may open doors to larger capital projects and being able to capture a greater share of the overall value chain. The Company continues to expand its owner-direct offerings which include integrated facility planning, service and maintenance, equipment replacement and retrofits, rental equipment, MEPC infrastructure upgrades, and energy efficiency and decarbonization analysis and projects. These capabilities enable the Company to leverage its professional services platform to support multi-location regional and national customers. Additionally, the Company continues to evaluate opportunities to broaden and enhance its customer solutions to address evolving customer needs.
Pillar III
Growth Through Acquisitions. As the Company’s business generates increasing cash flow and earnings, management believes it is well-positioned to pursue targeted acquisitions as a strategic capital investment. The Company continues to build the internal capabilities, processes and leadership capacity necessary to evaluate, execute and integrate acquisitions on a disciplined and repeatable basis, while seeking to leverage existing systems, national and geographic presence and operational investments to their maximum potential over time. The Company remains focused on disciplined capital deployment and cultural alignment to ensure acquisitions contribute to long-term value creation. See Note 3 – Acquisitions in the accompanying notes to the Company’s consolidated financial statements for further information on the Company’s most recent acquisition activity.
Seasonality, Cyclicality and Quarterly Trends
Severe weather can impact the Company’s operations. In the northern climates where it operates, and to a lesser extent the southern climates as well, severe winters can slow the Company’s productivity on projects, which shifts revenue and gross profit recognition to a later period. The Company’s maintenance operations may also be impacted by mild or severe weather. Mild weather tends to reduce demand for its maintenance services, whereas severe weather may increase the demand for its maintenance and time and materials services. The Company’s operations also experience cyclicality, as the Company tends to see customer budgets being allocated in the first quarter of the year and an increased level of maintenance and capital project execution during the third and fourth calendar quarters of each year.

Effect of Inflation and Tariffs
The prices of key inputs used in the Company’s projects and service operations; such as steel, pipe, copper, and certain equipment and components, are subject to volatility, including increases driven by inflation, tariffs, supply constraints and price escalation. These factors can, at times, be material to its results of operations and financial condition, particularly on fixed-price projects and where equipment lead times extend beyond its procurement window. The Company has at times experienced higher material and equipment costs on specific projects and delays in the supply chain for certain equipment and service vehicles.

Where appropriate, the Company seeks to mitigate these impacts by (i) incorporating cost escalation assumptions and/or escalation provisions into bids and proposals, (ii) limiting the acceptance period of bids, (iii) procuring materials and equipment earlier in the project lifecycle, including through fixed-price purchase orders where feasible, and (iv) negotiating with suppliers and subcontractors to manage pricing and delivery terms. Despite these efforts, sustained inflationary pressures, supply chain disruptions, or rapid changes in tariff regimes could increase its costs, reduce margins, and/or require us to defer or re-sequence projects, which could adversely affect the pace at which backlog converts to revenue.

The Company continues to monitor developments in U.S. trade policy, including tariffs imposed under Section 232 of the Trade Expansion Act of 1962 on imported steel and aluminum and certain derivative products. In June 2025, the United States increased the Section 232 tariff rate on steel and aluminum to 50% for covered products, and during 2025 the scope of covered derivative products was expanded. These actions, and any additional duties or trade restrictions that may be enacted by the United States or other countries, could increase costs, impact the availability and lead times of certain materials and components, and alter competitive dynamics. In the Company’s ODR segment, which generally operates on shorter sales cycles, it can often adjust pricing to reflect cost increases; however, the Company may be unable to recover all cost increases in a timely manner, particularly for fixed-price contracts and for long-lead equipment orders. While retaliatory measures by other countries have not materially impacted the Company to date, future developments remain uncertain. Accordingly, the Company cannot predict the ultimate impact of tariffs or other trade restrictions on our business, results of operations or financial condition.
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
The following table presents summary cash flow information for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$45,700	$36,783
Investing activities	(67,586)	(42,569)
Financing activities	(11,699)	(9,117)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,585)	$(14,903)

Noncash investing and financing transactions:
Earnout liability associated with the Kent Island Transaction	$—	$4,381
Earnout liability associated with the Consolidated Mechanical Transaction	—	757
Kent Island Transaction, measurement period adjustment	(94)	—
Right of use assets obtained in exchange for new operating lease liabilities	2,446	4,775
Right of use assets obtained in exchange for new finance lease liabilities	13,529	7,586
Right of use assets disposed or adjusted modifying operating lease liabilities	—	1,268
Right of use assets disposed or adjusted modifying finance lease liabilities	49	—
Interest paid	3,102	1,899
Cash paid for income taxes	$7,346	$8,529

The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company’s contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month and then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of December 31, 2025, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company’s existing current backlog is projected to support a portion of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with the cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company’s summarized working capital information:

	As of December 31,
(in thousands, except ratios)	2025	2024
Current assets	$195,049	$220,334
Current liabilities	(135,086)	(151,037)

Net working capital	$59,963	$69,297
Current ratio(1)	1.44	1.46
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements, as of December 31, 2025, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	For the Years Ended December 31,
(in thousands)	2025	2024	Cash Inflow (Outflow)
Cash flows from operating activities:
Net income	$39,064	$30,875	$8,189
Non-cash operating activities(1)	32,790	24,454	8,336
Changes in operating assets and liabilities:
Accounts receivable	4,466	(11,275)	15,741
Contract assets and contract liabilities, net(2)	(24,779)	5,557	(30,336)
Other current assets	3,220	(499)	3,719
Accounts payable, including retainage	5,288	(10,298)	15,586
Accrued taxes payable	(318)	1,024	(1,342)
Accrued expenses and other current liabilities	(8,918)	3,111	(12,029)
Operating lease liabilities	(3,999)	(3,850)	(149)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,523)	(2,175)	652
Other long-term liabilities	409	(141)	550
Cash used in working capital	(26,154)	(18,546)	(7,608)
Net cash provided by operating activities	$45,700	$36,783	$8,917
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses, non-cash stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, acquisition-related retention expense and contingent consideration and changes in the fair value of the Company's interest rate swap.
(2)During the year ended December 31, 2025, the Company refined the presentation of contract-related balances within operating activities of the consolidated statements of cash flows. Changes in contract assets and contract liabilities are now presented on a net basis, rather than as separate line items, to align with the Company’s presentation of net contract positions. Prior-period amounts have been conformed for comparability, where applicable. This presentation change did not impact net cash provided by operating activities.
During the year ended December 31, 2025, the Company generated $45.7 million in cash in its operating activities, which consisted of net income of $39.1 million and certain non-cash adjustments of $32.8 million, partly offset by cash used in working capital of $26.2 million. During the year ended December 31, 2024, the Company generated $36.8 million from its operating activities, which consisted of net income of $30.9 million and certain non-cash adjustments of $24.5 million, partly offset by cash used in working capital of $18.5 million.
The year-over-year increase in operating cash flows was primarily attributable to an $8.2 million increase in net income, a $15.6 million increase related to accounts payable (including retainage) and a $15.7 million increase related to accounts receivable, each due to the timing of cash payments and collections. Operating cash flows also benefited from higher non-cash adjustments during the year. These increases were partially offset by a $30.3 million net cash outflow related to changes in contract assets and liabilities, primarily reflecting the timing of billings relative to revenue recognition, and an $12.0 million decrease related to accrued expenses and other current liabilities.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $67.6 million for the year ended December 31, 2025, compared to $42.6 million for the year ended December 31, 2024. The increase was driven primarily by $65.7 million of cash outflows related to the Pioneer Power Transaction in 2025, net of cash acquired and inclusive of certain measurement period adjustments. In addition, cash used in investing activities for the year ended December 31, 2025 included $3.8 million of capital expenditures, primarily related to the purchase of rental equipment to expand customer offerings, partially offset by $1.9 million of proceeds from sales of property and equipment.
For the year ended December 31, 2024, investing activities included cash outflows of $13.4 million and $23.2 million related to the Kent Island and Consolidated Mechanical transactions, respectively, net of cash acquired and inclusive of certain measurement period adjustments. In addition, capital expenditures totaled $7.5 million, largely reflecting initial investments in rental equipment as the Company launched its direct rental equipment offering, and were partially offset by $1.5 million of proceeds from sales of property and equipment.

Excluding rental equipment investments, capital expenditures in both periods primarily related to tools and equipment, software and hardware, office furniture, and leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $11.7 million for the year ended December 31, 2025 as compared to $9.1 million for the year ended December 31, 2024.
During the year ended December 31, 2025, financing cash outflows were driven primarily by $10.7 million of tax payments related to the net share settlement of equity awards, $4.4 million of payments on finance leases, and $3.5 million of contingent earnout-related payments classified as financing activities. Revolving credit facility borrowings and repayments totaled $73.8 million each during the year, resulting in a net neutral cash impact. These outflows were partially offset by $6.3 million of proceeds from the issuance of shares to satisfy employee tax withholding requirements and $0.7 million associated with proceeds from employee contributions to the ESPP.
For the year ended December 31, 2024, the Company paid approximately $5.2 million in taxes related to the net share settlement of equity awards, $3.0 million of payments on finance leases, and $1.3 million of contingent earnout-related payments classified as financing activities, partially offset by $0.4 million associated with proceeds from employee contributions to the Company’s ESPP.
The following table reflects the Company’s available funding capacity as of December 31, 2025:

(in thousands)
Cash & cash equivalents(1)		$11,345
Credit agreement:
Wintrust Revolving Loans(2)	100,000
Outstanding borrowings on the Wintrust Revolving Loans	(10,000)
Outstanding letters of credit	(5,055)
Net credit agreement capacity available		84,945
Total available funding capacity		$96,290
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2025 consisted of certain overnight repurchase agreements.
(2)    On June 27, 2025, LFS, LHLLC, and other designated parties entered into the Second Amendment to the Second A&R Wintrust Credit Agreement with Wintrust, as administrative agent, and the other lenders party thereto. The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million. See 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2025	December 31, 2024
Wintrust Revolving Loans	$10,000	$10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 8.60% through 2031	20,570	11,888
Financing liability	5,351	5,351
Total debt	$35,921	$27,239
Less – Current portion of long-term debt	(5,031)	(3,314)
Less – Unamortized discount and debt issuance costs	(354)	(371)
Long-term debt	$30,536	$23,554
See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further discussion.
Material Cash Requirements from Contractual and Other Obligations

As of December 31, 2025, the Company’s short-term and long-term material cash requirements for known contractual and other obligations were as follows:
Outstanding Debt and Interest Payments: As of December 31, 2025, the Company had $10.0 million of direct borrowings outstanding under its Wintrust Revolving Loan. The Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (with a 0.15% floor) plus 2.50% or the Prime Rate (with a 3.0% floor), subject to a 95 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters. Interest payments on any future borrowings will be determined based on prevailing rates at that time. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of it variable-rate long-term debt. The Wintrust Revolving Loan will mature on July 1, 2030.
See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail of the Company’s debt obligations, including the Company’s revolving credit facility.
Sale-Leaseback Financing Transaction: In fiscal year ended December 31, 2022, the Company executed a sale-leaseback financing transaction with respect to its branch facility in Pontiac, Michigan to provide additional liquidity. Future payments associated with the sale-leaseback financing transaction were $15.4 million at December 31, 2025, with $0.5 million payable within the next 12 months. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail surrounding the Company’s sale-leaseback financing transaction.
Operating and Finance Leases: In the normal course of business, the Company leases real estate, vehicles and other equipment under various arrangements which are classified as either operating or finance leases. Future payments for such leases, excluding leases with initial terms of one year or less, were $46.8 million at December 31, 2025, with $11.4 million payable within the next 12 months. See Note 14 – Leases in the accompanying notes to the Company’s consolidated financial statements for further detail surrounding the Company’s lease obligations and the timing of expected future payments.
Contingent Consideration Liabilities: The Company has incurred liabilities related to contingent consideration arrangements associated with certain acquisitions, payable in the event discrete performance objectives are achieved by the acquired businesses during designated post-acquisition periods. The aggregate amount of these liabilities can change due to additional business acquisitions, settlement of outstanding liabilities, changes in the fair value of amounts owed based on performance during such post-acquisition periods, and accretion in present value. As of December 31, 2025, the present value of expected future payments relating to these contingent consideration arrangements was $10.0 million. Of this amount, approximately $7.0 million is estimated as being payable during 2026, with the remainder due in 2027. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for more information regarding the Company’s contingent consideration liabilities.
Open Purchase Obligations: As of December 31, 2025, the Company had $69.1 million of open purchase obligations, of which approximately $55.4 million are expected to become due within the next 12 months. These obligations represent open purchase orders to suppliers and subcontractors related to the Company’s projects and services contracts. These purchase orders are not reflected in the consolidated balance sheets and are not expected to impact future liquidity as amounts should be recovered through customer billings.
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
Multiemployer Pension Plans: In addition to the Company’s sponsored benefit plans, the Company participates in certain multiemployer pension and other post-retirement plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining agreements. During 2025 and 2024, contributions made to these plans were $14.3 million and $10.3 million, respectively; however, the Company’s future contributions to the multiemployer plans are dependent upon a number of factors. Amounts of future contributions that the Company would be contractually obligated to make pursuant to these plans cannot be reasonably estimated. See Note 16 – Multiemployer Pension Plans in the accompanying notes to the Company’s consolidated financial statements for more information regarding these multiemployer pension plans.

Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds the Company provides, if any, typically reflect the contract value. As of December 31, 2025 and 2024, the Company has approximately $156.6 million and $109.3 million, respectively, in surety bonds outstanding. The Company believes that its $1 billion bonding capacity provides it with a significant competitive advantage relative to many of its competitors which have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s consolidated financial statements for further discussion.
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
Multiemployer Plans
The Company participates in approximately 70 MEPPs that provide retirement benefits to certain union team members in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to team members of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.
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
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management believes the estimates and judgments described below are critical because they involve a high degree of subjectivity and complexity and, in certain cases, because changes in these estimates and judgments could have a material impact on the Company’s results of operations, financial condition and cash flows. During the year, management also evaluated the presentation of certain balance sheet items in light of clarified accounting guidance, including the classification of contract retainage within contract balances. Actual results could differ from these estimates.
The Company’s most critical accounting estimate relates to revenue recognition derived from construction-type contracts, which requires significant judgment in estimating total costs to complete performance obligations, assessing variable consideration (including change orders and claims), and evaluating the timing and amount of revenue recognized over time. In addition, management believes the more significant judgment areas in the application of accounting policies that affect the Company’s financial condition and results of operations include estimates related to: (a) collectability and the allowance for credit losses on accounts receivable; (b) the recording of self-insurance liabilities; (c) the realization of deferred tax assets and related valuation allowances; and (d) the recoverability of goodwill and identifiable intangible assets. These accounting policies, as well as others, are described in Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements.
Revenue and Cost Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company operates in two segments, (i) ODR and (ii) GCR. The Company's work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years. The Company’s construction-type contract revenue is primarily derived from fixed-price and modified fixed-price contracts. For the majority of these contracts, the Company’s performance obligations are satisfied over time because the customer controls the asset as it is created or enhanced or because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. For contracts satisfied over time, the Company recognizes revenue using an input method based on costs incurred relative to total estimated costs at completion (the cost-to-cost method), which management believes depicts the transfer of control of services to the customer.
Under the cost-to-cost method, contract revenue recognizable at any time during the life of a contract is determined by multiplying the total expected contract revenue by the percentage of contract costs incurred to total estimated contract costs. Contract costs include direct labor, material and subcontractor costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, depreciation and insurance. These contract costs are included in the Company’s results of operations under the caption “Cost of Revenue.” As the Company performs under these contracts, it measures costs incurred, compares them to total estimated costs to complete the contract, and recognizes a corresponding proportion of contract revenue. This process requires management to continuously update estimates of total costs to complete a contract and, accordingly, requires judgment and subjective assessments, including evaluations of productivity, scheduling, availability and performance of subcontractors, materials pricing and availability, contract scope and execution risks.
The Company generally does not incur significant incremental costs to obtain contracts. Accordingly, such costs are expensed as incurred. Selling, general, and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as expenses in the period in which such amounts are incurred.
Total estimated contract costs are based on management’s current estimate of total costs at completion. As changes in estimates of contract costs at completion and/or estimated total losses on projects are identified, earnings adjustments are recorded in the period in which the change or loss is identified. Contract revenue is based on management’s estimate of contract prices at completion, including approved change orders and other forms of variable consideration, as applicable. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and revenue and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined, regardless of the percentage of completion of the contract.
With respect to service contracts, the Company’s service arrangements generally include (i) fixed-price service contracts, typically for maintenance, repair and retrofit work over a period, commonly one year, and (ii) time and materials or similar service work performed on an as-needed basis. Revenue from fixed-price service contracts is generally recognized over time on a systematic basis that depicts performance over the contract term, which is typically on a straight-line basis when services are provided evenly over the contract period. Revenue derived from other service work is recognized when the services are performed. Expenses related to service contracts are recognized as services are provided.
Project contracts typically provide for a schedule of billings or invoices to the customer based on reaching agreed-upon milestones or as the Company incurs costs. These billing schedules usually do not precisely match the schedule on which costs are incurred. As a result, revenue recognized can differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized exceeds cumulative billings are reflected as “contract assets” in the Company’s balance sheet. Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and amounts related to retainage that represent a conditional right to consideration subject to contractual release provisions. Amounts by which cumulative billings exceed cumulative contract revenue recognized are reflected as “contract liabilities” in the Company’s balance sheet. Contract assets are subject to collection risk and may be impacted by project performance, customer approvals, dispute resolution and other factors affecting the Company’s right to payment. Further information regarding costs and estimated earnings in excess of billings on uncompleted contracts is included in the notes to the consolidated financial statements. The presentation of contract assets and contract liabilities, including amounts related to retainage, requires judgment in evaluating the Company’s rights and obligations under individual contract terms and may be affected by changes in interpretive guidance.
Contract modifications, including change orders, may provide for additional consideration and may affect contract scope and/or contract price. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration may include claims and unapproved change orders, which are generally recorded when the Company has a basis to conclude that the amount is estimable and realization is probable under the Company’s contractual rights and relevant facts and circumstances. The Company’s estimate of variable consideration is subject to the constraint described above and requires judgment, including assessments of customer acceptance, historical experience with similar matters, correspondence and other documentation supporting entitlement, and the expected outcome of negotiations or dispute resolution. See Note 4 – Revenue from Contracts with Customers in the accompanying notes to the Company’s consolidated financial statements for information related to unresolved change orders and claims.
Variations from estimated project costs, as well as changes in estimated variable consideration, can have a significant impact on the Company’s operating results, depending on project size and the timing and amount of any related adjustments.
In accordance with industry practice, the Company classifies as current all assets and liabilities relating to the performance of long-term contracts. The term of the Company’s contracts generally ranges from three months to two years and, accordingly, collection or payment of amounts relating to these contracts may extend beyond one year.
Accounts Receivable and Allowance for Credit Losses
The Company records an allowance for credit losses, representing an estimate of expected credit losses over the remaining contractual life of its receivables. The Company develops its allowance using an aging methodology and evaluates expected losses based on historical loss experience adjusted for current conditions and, when appropriate, reasonable and supportable forecasts.
The determination of the allowance requires judgment and estimates involving, among others, the creditworthiness of customers, historical collection experience, the aging of past due balances, the consideration of a customer’s financial condition, ongoing relationships with customers, lien rights (if any), the availability of payment bonds or other security, and broader market and economic conditions. The Company evaluates and updates these estimates as additional information becomes available. Accounts receivable exclude amounts related to contract retainage, which are presented within contract assets or contract liabilities, as applicable.
Self-Insurance Liabilities
The Company is substantially self-insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health claims in view of the relatively high per-incident deductibles it absorbs under its insurance arrangements for these risks. Losses are estimated and accrued based upon known facts, historical trends and industry averages. Estimated losses in excess of the Company’s deductible, which have not already been paid, are included in the Company’s accrued liabilities with a corresponding receivable from its insurance carrier, as applicable.
In addition, the Company is self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported.
The Company believes the liabilities recognized in the Company’s consolidated balance sheet for these obligations are adequate; however, such liabilities are difficult to estimate due to factors that are uncertain, including the severity and duration claims, the determination of the Company’s liability relative to other parties, the timing of claim reporting, ongoing treatment or loss mitigation, general trends in litigation outcomes and the effectiveness of safety and risk management programs. If actual experience differs from the assumptions and estimates used in determining these liabilities, adjustments may be required and would be recorded in the period in which such experience becomes known.
Deferred Tax Assets
The Company regularly evaluates the need for valuation allowances related to deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in prior periods (including carryback availability, if applicable), and feasible tax planning strategies. Judgment is required in evaluating the relative weight of positive and negative evidence and in developing projections of future taxable income. Changes in the Company’s operating results, tax law, or other relevant factors could affect the Company’s conclusions regarding the recoverability of deferred tax assets and the amount of any related valuation allowance.
Goodwill and Identifiable Intangible Assets
Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. The Company assesses goodwill for impairment at least annually and more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company performs its annual impairment testing as of October 1 each year, and any impairment charges resulting from this process are reported in the fourth quarter.
The Company segregates its operations into reporting units based on the degree of operating and financial independence of each unit and the manner in which management reviews operating results. The Company performs its annual goodwill impairment analysis at the reporting unit level. Each of the Company’s operating segments is a reporting unit.
The assessment of goodwill impairment requires management to estimate the fair value of each reporting unit and compare it to its carrying value. Determining fair value involves the use of valuation techniques that incorporate assumptions and estimates, which may include projected cash flows, discount rates, long-term growth rates, market multiples and other assumptions that are inherently subjective. Changes in these assumptions, including those driven by changes in macroeconomic conditions, customer demand, competitive dynamics, profitability, or the Company’s market capitalization, could materially affect the Company’s fair value estimates and impairment conclusions.
The Company also reviews identifiable intangible assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events or circumstances that might require impairment testing include the identification of other impaired assets within a reporting unit, loss of key personnel, the disposition of a significant portion of a reporting unit, a significant decline in stock price, or a significant adverse change in business climate or regulations. Changes in strategy and/or market conditions may also result in adjustments to recorded intangible asset balances, their useful lives, or impairment conclusions.
Off-Balance Sheet and Other Arrangements
Aside from the $5.1 million and $4.2 million in irrevocable letters of credit outstanding in connection with the Company’s self-insurance program, at December 31, 2025 and 2024, respectively, the Company did not have any relationships with any entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other purposes.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under the Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of December 31, 2025, the Company had $10.0 million of direct borrowings outstanding under the Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, an increase or decrease in interest rates would not have a material impact on the Company’s consolidated statements of operations. See Note 7 – Debt in the accompanying notes to the Company’s consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2025 were $10.2 million, which consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid. For the year ended December 31, 2025, the Company recognized interest income in the aggregate of approximately $0.8 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.

Item 8.    Financial Statements and Supplementary Data
LIMBACH HOLDINGS, INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 2, 2026
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
Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On July 1, 2025, the Company acquired all of the outstanding membership interests of Pioneer Power, LLC. As the acquisition occurred in July 2025, the scope of the Company's assessment of the design and operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025 excluded this acquired business. The total assets and total revenue excluded from the Company’s assessment represented approximately 4% and 10%, respectively, of Limbach Holdings, Inc.’s consolidated total assets and total revenue as of and for the year ended December 31, 2025. This exclusion is in accordance with the SEC’s staff guidance that an assessment of a recently acquired business may be omitted from the scope of the Company's evaluation of the effectiveness of its internal controls in the year of acquisition. The acquired business will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2026.
Based on this evaluation, the Company’s management concluded that Limbach Holdings, Inc.’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Limbach Holdings, Inc.
Warrendale, Pennsylvania
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Limbach Holdings, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Pioneer Power, LLC acquired during 2025, which are described in Note 3 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. We believe that our audits provide a reasonable basis for our opinions.
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
Evaluation of Variable Consideration and Estimated Costs at Completion for Fixed-Price Construction-Type Contracts.
As described in Notes 2 and 4 to the financial statements, the Company recognizes revenue from performance obligations on construction-type contracts over time using a cost-to-cost input method in which the extent of progress is measured as the ratio of costs incurred to date to the total estimated costs at completion. Revenue recognition under this method requires a significant level of judgment and estimates from management to determine the transaction price and the total estimated cost to complete each contract. During the year ended December 31, 2025, approximately $552,558,000 of the Company’s revenues were derived from construction-type contracts.
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

Oakbrook Terrace, Illinois
March 2, 2026

LIMBACH HOLDINGS, INC.
Consolidated Balance Sheets

	As of December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$11,345	$44,930
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $396 and $387, respectively)	133,205	119,659
Contract assets, net	45,467	47,549
Advances to and equity in joint ventures, net	5	5
Other current assets	4,962	8,126
Total current assets	195,049	220,334

Property and equipment, net	43,309	30,126
Intangible assets, net	49,187	41,228
Goodwill	70,600	33,034
Operating lease right-of-use assets	19,792	21,539
Deferred tax asset	2,917	5,531
Other assets	276	337
Total assets	$381,130	$352,129

LIABILITIES
Current liabilities:
Current portion of long-term debt	$5,031	$3,314
Current operating lease liabilities	4,379	4,093
Accounts payable, including retainage	74,172	60,814
Contract liabilities, net	20,936	44,519
Accrued income taxes	1,152	1,470
Accrued expenses and other current liabilities	29,416	36,827
Total current liabilities	135,086	151,037
Long-term debt	30,536	23,554
Long-term operating lease liabilities	15,925	17,766
Other long-term liabilities	3,922	6,281
Total liabilities	185,469	198,638
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, net, par value $0.0001, 1,000,000 shares authorized, no shares issued and outstanding ($0 redemption value)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 11,806,466 and 11,452,753, respectively; 11,626,814 and 11,273,101 outstanding, respectively	1	1
Additional paid-in capital	97,335	94,229
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	100,325	61,261
Total stockholders’ equity	195,661	153,491
Total liabilities and stockholders’ equity	$381,130	$352,129

The accompanying notes are an integral part of these consolidated financial statements.

LIMBACH HOLDINGS, INC.
Consolidated Statements of Operations

(in thousands, except share and per share data)	For the Years Ended December 31,
	2025	2024	2023
Revenue	$646,804	$518,781	$516,350
Cost of revenue	477,490	374,500	397,060
Gross profit	169,314	144,281	119,290
Operating expenses:
Selling, general and administrative	109,518	97,199	87,397
Acquisition-related retention expense and contingent consideration	1,985	3,770	729
Amortization of intangibles	8,357	4,688	1,880
Total operating expenses	119,860	105,657	90,006
Operating income	49,454	38,624	29,284
Other (expenses) income:
Interest expense	(3,133)	(1,869)	(2,046)
Interest income	815	2,227	1,217
Loss on early debt extinguishment	—	—	(311)
(Loss) gain on change in fair value of interest rate swap	(191)	34	(124)
Gain on disposition of property and equipment	1,684	950	80
Total other (expenses) income	(825)	1,342	(1,184)
Income before income taxes	48,629	39,966	28,100
Income tax provision	9,565	9,091	7,346
Net income	$39,064	$30,875	$20,754

Earnings Per Share (“EPS”)
Net income per share:
Basic	$3.37	$2.75	$1.93
Diluted	$3.23	$2.57	$1.76
Weighted average number of shares outstanding:
Basic	11,575,083	11,243,714	10,773,467
Diluted	12,079,583	12,027,398	11,812,098

The accompanying notes are an integral part of these consolidated financial statements.

LIMBACH HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Number of Shares			Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
	Common stock	Treasury stock	Common stock
Balance at January 1, 2023	10,471,410	(179,652)	$1	$87,809	$(2,000)	$9,632	$95,442
Non-cash stock-based compensation	—	—	—	4,910	—	—	4,910
Shares issued related to vested Restricted stock units	251,699	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(428)	—	—	(428)
Shares issued related to employee stock purchase plan	17,661	—	—	237	—	—	237
Shares issued related to the exercise of warrants	442,306	—	—	—	—	—	—
Net income	—	—	—	—	—	20,754	20,754
Balance at December 31, 2023	11,183,076	(179,652)	$1	$92,528	$(2,000)	$30,386	$120,915
Non-cash stock-based compensation	—	—	—	5,773	—	—	5,773
Shares issued related to vested restricted stock units	263,587	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	6,090	—	—	266	—	—	266
Net income	—	—	—	—	—	30,875	30,875
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	7,016	—	—	7,016
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	4,496	—	—	428	—	—	428
Net income	—	—	—		—	39,064	39,064
Balance at December 31, 2025	11,806,466	(179,652)	$1	$97,335	$(2,000)	$100,325	$195,661

The accompanying notes are an integral part of these consolidated financial statements.

LIMBACH HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$39,064	$30,875	$20,754
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,133	11,888	8,244
Noncash operating lease expense	4,077	4,115	3,824
Provision for credit losses	404	201	431
Non-cash stock-based compensation expense	7,016	5,773	4,910
Loss on early debt extinguishment	—	—	311
Amortization of debt issuance costs	54	43	79
Deferred income tax provision	2,614	(352)	(350)
Gain on sale of property and equipment	(1,684)	(950)	(80)
Loss (gain) on change in fair value of interest rate swap	191	(34)	124
Acquisition-related retention expense and contingent consideration	1,985	3,770	729
Changes in operating assets and liabilities:
Accounts receivable	4,466	(11,275)	32,607
Contract assets and contract liabilities, net(1)	(24,779)	5,557	1,276
Other current assets	3,220	(499)	(1,486)
Accounts payable, including retainage	5,288	(10,298)	(10,909)
Income tax receivable	—	—	95
Accrued income taxes	(318)	1,024	(1,442)
Accrued expenses and other current liabilities	(8,918)	3,111	2,867
Operating lease liabilities	(3,999)	(3,850)	(3,795)
Payment of contingent consideration liability in excess of acquisition-date fair value	(1,523)	(2,175)	(1,224)
Other long-term liabilities	409	(141)	401
Net cash provided by operating activities	45,700	36,783	57,366
Cash flows from investing activities:
Pioneer Power Transaction, net of cash acquired	(65,651)	—	—
Kent Island Transaction, net of cash acquired	—	(13,387)	—
Consolidated Mechanical Transaction, net of cash acquired	(3)	(23,201)	—
ACME Transaction, net of cash acquired	—	—	(4,883)
Industrial Air Transaction, net of cash acquired	—	—	(10,378)
Proceeds from sale of property and equipment	1,875	1,536	435
Purchase of property and equipment	(3,807)	(7,524)	(2,266)
Advances from joint ventures	—	7	—
Net cash used in investing activities	(67,586)	(42,569)	(17,092)
Cash flows from financing activities:
Payments on Wintrust Term Loans	—	—	(21,452)
Proceeds from Wintrust Revolving Loan	73,843	—	10,000
Payments on Wintrust Revolving Loan	(73,843)	—	—
Payment of contingent consideration liability up to acquisition-date fair value	(3,477)	(1,325)	(1,776)
Payments on finance leases	(4,367)	(3,045)	(2,733)
Proceeds from contributions to employee stock purchase plan	653	440	368
Proceeds from the sale of shares to cover employee taxes	6,344	—	—
Taxes paid related to net-share settlement of equity awards	(10,684)	(5,187)	(847)
Payments of debt issuance costs	(168)	—	(50)
Net cash used in financing activities	(11,699)	(9,117)	(16,490)
(Decrease) increase in cash, cash equivalents and restricted cash	(33,585)	(14,903)	23,784
Cash, cash equivalents and restricted cash, beginning of year	44,995	59,898	36,114
Cash, cash equivalents and restricted cash, end of year	$11,410	$44,995	$59,898

Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$(94)	$—	$—
Earnout liability associated with the Kent Island Transaction	—	4,381	—
Earnout liability associated with the Consolidated Mechanical Transaction	—	757	—
Earnout liability associated with the ACME Transaction	—	—	1,514
Earnout liability associated with the Industrial Air Transaction	—	—	3,165
Right of use assets obtained in exchange for new operating lease liabilities	2,446	4,775	3,135
Right of use assets obtained in exchange for new finance lease liabilities	13,529	7,586	5,219
Right of use assets disposed or adjusted modifying operating leases liabilities	—	1,268	1,112
Right of use assets disposed or adjusted modifying finance leases liabilities	49	—	(93)
Interest paid	3,102	1,899	1,908
Cash paid for income taxes	$7,346	$8,529	$9,156
(1)    During the year ended December 31, 2025, the Company refined the presentation of contract-related balances within operating activities of the consolidated statements of cash flows. Changes in contract assets and contract liabilities are now presented on a net basis, rather than as separate line items, to align with the Company’s presentation of net contract positions. Prior-period amounts have been conformed for comparability, where applicable. This presentation change did not impact net cash provided by operating activities.

The accompanying notes are an integral part of these consolidated financial statements.

LIMBACH HOLDINGS, INC.
Notes to Consolidated Financial Statements
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “our”), a Delaware corporation headquartered in Warrendale, Pennsylvania, is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. With approximately 1,500 employees across 21 offices throughout the Eastern and Midwestern regions of the United States, the Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company's work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. Cash and cash equivalents are recorded at cost, which approximates fair value due to the short-term nature of these instruments.

At December 31, 2025, the Company’s cash and cash equivalents consisted primarily of demand deposits with commercial banks and overnight repurchase agreements. At December 31, 2024, cash and cash equivalents also included investments in highly liquid money market funds and U.S. Treasury bills.

From time to time, amounts held in deposit accounts may exceed federally insured limits. The Company mitigates this risk by maintaining deposits with high credit-quality financial institutions and, to date, has not experienced any losses on such balances. See Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$11,345	$44,930
Restricted cash	65	65
Total cash, cash equivalents and restricted cash	$11,410	$44,995
Accounts Receivable and Allowance for Credit Losses
The carrying value of the Company’s receivables, net of the allowance for credit losses, represents their estimated net realizable value. The Company develops its allowance using an aging methodology and evaluates expected losses based on historical loss experience adjusted for current conditions and, when appropriate, reasonable and supportable forecasts. The determination of the allowance requires judgment and estimates involving, among others, the creditworthiness of customers, historical collection experience, the aging of past due balances, the consideration of a customer’s financial condition, ongoing relationships with customers, lien rights (if any), the availability of payment bonds or other security, and broader market and economic conditions. The Company evaluates and updates these estimates as additional information becomes available. When the Company becomes aware of a customer’s inability to meet its financial obligation, a specific reserve is recorded to reduce the receivable to the expected amount to be collected. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and an adjustment of the account receivable. The majority of customer balances at each balance sheet date are collected within twelve months. As is common practice in the industry, the Company classifies all accounts receivable as current assets. Based on assessments by management, allowances for credit losses were approximately $0.4 million at both December 31, 2025 and 2024.
Joint Ventures
The Company participates in certain special purpose, project-specific joint ventures that are generally formed to bid on, negotiate and perform specific projects. The Company accounts for these investments under the equity method of accounting. Under the joint venture arrangements, the joint venture typically enters into the prime contract with the customer and issues subcontracts to the venturers for each party’s respective scope of work. The Company records revenue, costs, and the related contract assets and liabilities associated with its subcontract in the consolidated financial statements in accordance with its revenue recognition policies, consistent with the accounting for other construction contracts.
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
Revenue Recognition

The Company’s revenue is primarily derived from construction-type and service contracts that are typically less than two years. The Company’s service arrangements generally include (i) fixed-price service contracts, typically for maintenance, repair and retrofit work over a period, commonly one year, and (ii) time and materials or similar service work performed on an as-needed basis. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which requires revenue to be recognized as control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled.
Contract identification and collectability. A contract with a customer exists when approval and commitment are present, each party’s rights and payment terms are identifiable, the contract has commercial substance, and collectability is probable. Judgment is required in determining whether these criteria are met, including in circumstances where work commences prior to receipt of a formally executed contract. In such cases, the Company evaluates all relevant facts and circumstances, including documentation evidencing the parties’ agreement and historical experience with the customer, in assessing whether an enforceable contract exists. In assessing collectability, the Company considers the customer’s ability and intent to pay, including creditworthiness and payment history.
Performance obligations. At contract inception, the Company evaluates promised goods and services to identify performance obligations. Performance obligations represent the unit of account for revenue recognition. Judgment is applied in determining whether promised goods or services are distinct (i.e., capable of being distinct and distinct within the context of the contract).
Transaction price and variable consideration. The transaction price is the amount of consideration the Company expects to be entitled to in exchange for transferring goods or services to the customer, and may include fixed and variable amounts. Variable consideration may arise from change orders, claims, incentives, penalties, or other contract provisions. The Company estimates variable consideration using either the expected value method or the most likely amount method, depending on which better predicts the amount of consideration expected. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty is resolved (the “constraint”). In applying the constraint, the Company considers factors such as susceptibility to factors outside its influence, the expected timing of resolution, and the extent of historical experience with similar arrangements.
Pending change orders are a common source of variable consideration and generally represent contract modifications for which the scope has been authorized or acknowledged by the customer, but pricing has not been finalized. In estimating the transaction price related to pending change orders, the Company considers relevant facts and circumstances, including written communications with the customer and historical experience with similar modifications, and applies the constraint as appropriate.
Contract claims may arise when the Company seeks recovery for changes in scope or other causes not yet agreed to by the customer. Given the uncertainty associated with claims, including the timing and outcome of dispute resolution, amounts related to claims are generally more likely to be constrained. Costs to pursue claims, including litigation costs, if incurred, are expensed as incurred.
Measure of progress and recognition of revenue over time. The Company recognizes revenue over time for construction-type contracts when the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or when the asset under construction has no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenue is recognized based on the Company’s progress toward complete satisfaction of the applicable performance obligations.
The Company generally measures progress for construction-type contracts using a cost-to-cost input method, under which progress is measured by the ratio of costs incurred to date to total estimated costs to complete for each performance obligation. Costs included in the measure of progress generally consist of labor, materials, subcontractor costs, and other direct and indirect costs, including depreciation. Revenue, including estimated profit, is recognized in proportion to progress.
For service-type contracts, revenue is generally recognized over time as the customer simultaneously receives and consumes the benefits of the Company’s performance. For fixed-price service-type contracts with specified service periods, revenue is generally recognized on a straight-line basis over the contract term when the Company’s performance is expected to be expended evenly and the customer receives and consumes benefits throughout the term.
Retainage and significant financing components. Certain contracts include retainage provisions intended to provide customers assurance of performance; retainage is not considered a significant financing component. Amounts billed but not yet paid pursuant to retainage provisions generally become due upon completion and acceptance of the project work. The Company determined that its contracts did not include significant financing components for the years ended December 31, 2025 and 2024.

Changes in estimates and loss provisions. Due to uncertainties inherent in the estimation process, the Company’s estimates of total costs to complete a performance obligation may change. For performance obligations recognized using the cost-to-cost method, changes in estimated total costs are reflected through a cumulative catch-up adjustment in the period the change is identified. When current estimates indicate a loss on a performance obligation, the Company recognizes a provision for the full amount of the expected loss in the period such loss becomes evident.
Contract costs. Costs incurred to fulfill contracts that are not expected to be recoverable from the customer (including certain pre-bid costs) are expensed as incurred and included in selling, general and administrative expenses.
In accordance with industry practice, the Company classifies as current all assets and liabilities relating to the performance of contracts. See Note 4 – Revenue from Contracts with Customers in the accompanying notes to the Company’s consolidated financial statements for further information.
Changes in Estimates on Construction Contracts
The accuracy of revenue and profit recognized depends on estimates of total costs to complete each project. Changes in estimates may result from, among other factors, bid accuracy, scope changes and change order resolution, claims and dispute outcomes, labor and material cost fluctuations, productivity and subcontractor performance, project delays (including owner- or weather-related delays), differing site conditions, design changes on design-build projects, and customer administration of the contract.
After contract inception, the transaction price may change due to change orders, contract modifications, incentives, penalties, and claims. Contract modifications are evaluated to determine whether they should be accounted for as part of the existing performance obligation(s) or as separate performance obligation(s), and the transaction price is allocated accordingly. Pending change orders and affirmative claims are included in the transaction price only when the amount can be reasonably estimated and it is probable that including such amounts will not result in a significant reversal of revenue.
Goodwill and Impairment of Long-Lived Assets
Goodwill is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may first perform a qualitative assessment to determine whether a quantitative impairment test is necessary or may elect to proceed directly to a quantitative impairment test.
Under the qualitative assessment, the Company evaluates relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after considering the totality of these factors, the Company concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is required. If the Company is unable to reach this conclusion, a quantitative impairment test is performed.
In a quantitative impairment test, the Company estimates the fair value of the applicable reporting unit and compares it to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment charge is recognized for the difference, limited to the amount of goodwill allocated to that reporting unit. See Note 5 – Goodwill and Intangible Assets for further detail.
The Company evaluates long-lived assets, including property, plant and equipment and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability is assessed at the asset group level by comparing the carrying amount of the asset group to the sum of the expected future undiscounted cash flows. These estimates require management to make assumptions regarding, among other factors, expected revenue and margin trends, demand, pricing, competition, operating costs and other market conditions. If the carrying amount of an asset group exceeds its expected future undiscounted cash flows, the Company recognizes an impairment loss equal to the amount by which the carrying amount exceeds fair value. Fair value is determined using quoted market prices when available or, if not available, valuation techniques such as discounted cash flow analyses. Changes in key assumptions could materially affect the Company’s impairment analyses and the timing and amount of any impairment recognized. See Note 5 – Goodwill and Intangible Assets for further discussion on impairments of long-lived assets.
Intangible Assets
The Company’s indefinite-lived intangible asset (trade name) is evaluated for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset’s fair value is less than its carrying amount. If the asset is impaired, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds fair value. Finite-lived intangible assets are amortized over their estimated useful lives and are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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
The following table summarizes the Company’s property and equipment:

(in thousands)	December 31, 2025	December 31, 2024
Land and improvements	$1,525	$400
Buildings and leasehold improvements	15,027	11,434
Machinery and equipment	38,143	39,603
Finance leases - vehicles(1)	27,905	16,600
Gross property and equipment	82,600	68,037
Less: Accumulated amortization on finance leases	(8,200)	(5,044)
Less: Accumulated depreciation	(31,091)	(32,867)
Property and equipment, net of accumulated amortization and depreciation	$43,309	$30,126
(1)    See additional information provided in Note 14 – Leases.
Depreciation and amortization expense on property and equipment was $9.8 million, $7.2 million and $6.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Leases
A lease is a contract, or part of a contract, that conveys the right to control the use an identified asset for a period of time in exchange for consideration. At contract inception, the Company determines whether an arrangement contains a lease by assessing whether (i) the contract involves an identified asset and (ii) the Company has the right to control the use of that identified asset over the contract term. The Company determines lease classification as operating or finance at lease commencement.
With the exception of short-term leases (leases with an initial term of 12 months or less), the Company recognizes a right-of-use (“ROU”) asset and a lease liability at lease commencement. The lease liability is measured at the present value of the lease payments over the lease term and is discounted using the rate implicit in the lease when readily determinable; otherwise, the Company uses its incremental borrowing rate. The Company generally uses its incremental borrowing rate for real estate operating leases because the rate implicit in the lease is not readily determinable. For certain fleet vehicle leases classified as finance leases, the Company uses the stated rate in the lease when readily determinable.
The ROU asset is initially measured as the lease liability, adjusted for:
•lease payments made at or before commencement, less any lease incentives received;
•initial direct costs incurred; and
•(if applicable) accrued lease payments or deferred rent balances assumed or recognized.
Many of the Company’s operating lease contracts include options to extend or renew. The Company assesses the option for individual leases, and it generally considers the base term to be the term of lease contracts. See Note 14 – Leases for additional information.
The Company evaluates its ROU assets for impairment in accordance with the guidance for long-lived assets when events or changes in circumstances indicate that the carrying amount of the related asset group may not be recoverable. Recoverability is assessed using estimates of future undiscounted cash flows and other relevant economic and business factors.

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
Stock-Based Compensation
Stock-based compensation awards granted to executives, employees, former executives and non-employee directors are measured at grant date fair value and recognized as an expense over the requisite service period. For awards with service conditions only, the Company recognizes compensation expense on a graded vesting basis over the requisite service period for each separately vesting tranche based on the grant date fair value of the award. For awards with service and performance conditions, the Company recognizes compensation expense using the straight-line method over the requisite service period based on the grant date fair value of the award, and adjusts the amount of expense recognized for such awards based on management’s estimate of the probable outcome of the performance conditions. The cumulative effect of changes in the estimated probability of achieving the performance conditions is recorded in the period in which the change occurs.
The Company also grants awards that include market conditions. The grant date fair value of awards with market conditions is estimated using an appropriate valuation technique that incorporates the market condition. Because the market condition is reflected in the grant-date fair value, compensation expense for these awards is recognized over the requisite service period regardless of whether the market condition is ultimately achieved, provided the requisite service is rendered. The Company has elected to account for forfeitures as they occur to determine the amount of compensation expense to be recognized each period. See also Note 17 – Management Incentive Plans in the accompanying notes to the Company’s consolidated financial statements for further information.
Income Taxes
The provision for income taxes includes federal, state and local income taxes. The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse. The effect of changes in tax laws and tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date.
The Company evaluates the realizability of deferred tax assets and establishes a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing realizability, the Company considers, among other factors, historical and projected future taxable income, the reversal of existing taxable temporary differences, and available tax planning strategies.
The Company recognizes the effect of uncertain tax positions only if it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the taxing authority. Interest and penalties related to unrecognized tax benefits are recognized in income tax expense.
Fair Value Measurements
The Company measures certain assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
See also Note 9 – Fair Value Measurements in the accompanying notes to the Company’s consolidated financial statements for further information.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the potential impact of adopting ASU 2025-05 on its consolidated financial statements and disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). This update requires entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 in its 2025 Annual Report on Form 10-K and elected to apply the guidance on a retrospective basis. This standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows, but affected certain of its financial statement disclosures as discussed above.
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

Allocation of Purchase Price. The Pioneer Power Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $37.5 million of goodwill, which was allocated between the Company's ODR and GCR segments and is fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are subject to change as the Company obtains additional information during the measurement period. Measurement period adjustments are reflected as if the adjustments had been made as of the Pioneer Power Effective Date. The impact of all changes that do not qualify as measurement period adjustments have been included in current period earnings.
The following table summarizes the purchase price and estimated fair values of assets acquired and liabilities assumed as of the Pioneer Power Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Consideration:
Cash(1)	$66,612	$—	$66,612
Total Consideration	66,612	—	66,612

Fair value of assets acquired:
Cash and cash equivalents	961	—	961
Accounts receivable	18,416	—	18,416
Contract assets(1)	4,176	920	5,096
Other current assets	58	—	58
Property and equipment	6,291	—	6,291
Intangible assets	16,200	—	16,200
Amount attributable to assets acquired	46,102	920	47,022

Fair value of liabilities assumed:
Accounts payable, including retainage	8,071	—	8,071
Accrued expenses and other current liabilities	1,527	—	1,527
Contract liabilities(1)	6,506	1,775	8,281
Amount attributable to liabilities assumed	16,104	1,775	17,879
Goodwill	$36,614	$855	$37,469
(1)    Measurement period adjustments recorded during the quarter ended December 31, 2025 reflect changes to the fair value of contract assets acquired and contract liabilities assumed, resulting in a net increase of approximately $0.9 million to goodwill.
As of December 31, 2025, the allocation of the purchase price has not been finalized with respect to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, goodwill and tax related matters. A final determination of the fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Pioneer Power Effective Date.
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
The Company calculates amortization of the acquired intangible assets using the straight-line method over the estimated useful lives of each acquired intangible asset. The estimated annual amortization expense is approximately $2.3 million for 2026, $1.6 million for 2027 and $1.5 million for each of the following three years.
Intangible assets, net as of December 31, 2025 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$1,000	$(316)	$684	1.1
Customer relationships - ODR	10,360	(536)	9,824	9.2
Customer relationships - GCR	4,440	(230)	4,210	9.2
Backlog - ODR	260	(156)	104	0.3
Backlog - GCR	140	(84)	56	0.3
Total	$16,200	$(1,322)	$14,878	8.7
In connection with the Pioneer Power Transaction, the Company entered into certain retention-related bonus arrangements with key employees of Pioneer Power. These arrangements are designed to promote continued employment and support integration efforts following the acquisition. Retention-related compensation is recognized as expense ratably over the service period, which runs through December 2027, and is contingent on continued employment. The retention-related bonus arrangements are separate from, and not part of, the consideration transferred in the acquisition. Accordingly, these amounts were not included in the determination of purchase price or the allocation of purchase consideration under ASC 805, Business Combinations. Related expenses are recognized within acquisition-related retention expense and contingent consideration in the consolidated statements of operations. During the year ended December 31, 2025, the Company recognized $0.2 million in retention-related expenses associated with the Pioneer Power Transaction.
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
Allocation of Purchase Price. The Consolidated Mechanical Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $11.1 million of goodwill, which was fully allocated to the Company's ODR segment and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtains additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Consolidated Mechanical Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would have accordingly revised its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Consolidated Mechanical Effective Date. Any changes that do not qualify as measurement period adjustments are recognized in earnings in the period in which the adjustment is identified. The Company finalized its purchase price allocation during the third quarter of 2025.
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
Allocation of Purchase Price. The Kent Island Transaction was accounted for as a business combination using the acquisition method. As a result of the acquisition, the Company recognized $5.6 million of goodwill, which was allocated between the Company's ODR and GCR segments and fully deductible for tax purposes. Such goodwill primarily related to anticipated future earnings. The fair value estimates for the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, were subject to change as the Company obtained additional information during the measurement period. During the measurement period, if the Company obtained new information regarding facts and circumstances that existed as of the Kent Island Effective Date that, if known, would have resulted in revised estimated values of those assets or liabilities, the Company would have accordingly revised its fair value estimates and purchase price allocation. Measurement period adjustments are reflected as if the adjustments had been made as of the Kent Island Effective Date. Any changes that do not qualify as measurement period adjustments are recognized in earnings in the period in which the adjustment is identified. The Company finalized its purchase price allocation during the third quarter of 2025.
The following table summarizes the purchase price and estimated fair values of assets acquired and liabilities assumed as of the Kent Island Effective Date, with any excess of purchase price over estimated fair value of the identified net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Consideration:
Cash(1)	$14,603	$671	$15,274
Earnout provision	4,381		4,381
Total Consideration	18,984	671	19,655

Fair value of assets acquired:
Cash and cash equivalents	1,887		1,887
Accounts receivable, including retainage	10,376		10,376
Contract assets(2)	1,457	(94)	1,363
Property and equipment	434		434
Intangible assets	10,700		10,700
Amount attributable to assets acquired	24,854	(94)	24,760

Fair value of liabilities assumed:
Accounts payable, including retainage	4,586		4,586
Accrued expenses and other current liabilities	1,269		1,269
Contract liabilities	4,828		4,828
Amount attributable to liabilities assumed	10,683	—	10,683
Goodwill	$4,813	$765	$5,578
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
Impact of Acquisitions on the Company’s Financial Statements
The acquisitions of Pioneer Power, Consolidated Mechanical, and Kent Island contributed in the aggregate approximately $109.1 million of total incremental revenue for the year ended December 31, 2025. Acquisition-related revenue represents incremental revenue generated in 2025 by Pioneer Power, Consolidated Mechanical and Kent Island only for the twelve-month period subsequent to their respective acquisition dates. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. The acquired companies’ incremental impact on net income for the year ended December 31, 2025 was not material.
Note 4 – Revenue from Contracts with Customers
The Company’s revenue is primarily derived from construction-type and services contracts to deliver MEPC systems services to its customers. Such work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
Construction-type contract revenue is primarily derived from fixed-price and modified fixed-price contracts. For the majority of these contracts, the Company’s performance obligations are satisfied over time because the customer controls the asset as it is created or enhanced or because the Company’s performance does not create an asset with an alternative use and the Company has an enforceable right to payment for performance completed to date. For contracts satisfied over time, the Company recognizes revenue using an input method based on costs incurred relative to total estimated costs at completion (the cost-to-cost method), which management believes depicts the transfer of control of services to the customer. The Company believes its extensive experience with MEPC systems projects, together with its internal cost estimation and review processes, enables it to reasonably estimate contract costs and mitigate the risk of cost overruns.
With respect to service contracts, the Company’s service arrangements generally include (i) fixed-price service contracts, typically for maintenance, repair and retrofit work over a period, commonly one year, and (ii) time and materials or similar service work performed on an as-needed basis. Revenue from fixed-price service contracts is generally recognized over time on a systematic basis that depicts performance over the contract term, which is typically on a straight-line basis when services are provided evenly over the contract period. Revenue derived from time and materials and other service work is recognized when the services are performed.
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
Contract Assets and Contract Liabilities
Contract assets represent the Company’s conditional right to consideration for goods or services transferred to customers when that right is conditioned on something other than the passage of time. Contract liabilities represent the Company’s obligation to transfer goods or services to customers for which consideration has been received or is due.
The Company’s contracts commonly include retainage provisions, pursuant to which a portion of billed consideration is contractually withheld by customers until achievement of specified contractual milestones, such as substantial completion, final acceptance, or satisfaction of defined performance criteria. Retainage does not represent an unconditional right to payment and is therefore not considered a trade receivable. Accordingly, retainage is reflected within contract balances based on the related net billing position.
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and retainage associated with contracts for which the Company has a conditional right to consideration. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	December 31, 2025	December 31, 2024	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,254	$27,304	$1,950
Retainage receivable, net	16,213	20,245	(4,032)
Total contract assets, net	$45,467	$47,549	$(2,082)
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts, provisions for losses and amounts related to retainage associated with overbilled contracts, which reduce billings in excess of costs until such payment become payable under contract terms. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	December 31, 2025	December 31, 2024	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts, net	$20,889	$44,417	$(23,528)
Provisions for losses	47	102	(55)
Total contract liabilities, net	$20,936	$44,519	$(23,583)
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
Claims and Unapproved Change Orders

Contract assets may include amounts related to claims and unapproved change orders, which arise when there is a dispute regarding changes in scope or pricing or when additional work is performed prior to execution of a contractual amendment. The Company estimates recoveries related to claims and unapproved change orders as variable consideration using the most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Such amounts are billable upon resolution and execution of contractual amendments. The estimated net realizable value of claims and unapproved change orders included within contract assets and contract liabilities was $13.6 million and $10.9 million as of December 31, 2025 and 2024, respectively.
Net Contract Position
The net underbilling (overbilling) position for contracts in process consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Revenue earned on uncompleted contracts	$614,448	$618,153
Less: Billings to date	(606,083)	(635,266)
Net underbilling (overbilling)	$8,365	$(17,113)

(in thousands)	December 31, 2025	December 31, 2024
Costs and estimated earnings in excess of billings on uncompleted contracts	$29,254	$27,304
Billings in excess of costs and estimated earnings on uncompleted contracts, net	(20,889)	(44,417)
Net underbilling (overbilling)	$8,365	$(17,113)
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the year ended December 31, 2025, the Company recorded material gross profit write-downs on two ODR segment projects for a total of $1.1 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2025, the Company recorded material gross profit write-ups on two GCR projects for a total of $2.2 million.
During the year ended December 31, 2024, the Company recorded a material gross profit write-ups on four ODR segment projects for a total of $3.9 million that had a net gross profit impact of $0.5 million or more. During the year ended December 31, 2024, the Company recorded material gross profit write-ups of $3.3 million on three GCR projects and material gross profit write-downs on two GCR projects for a total of $1.4 million.
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
As of December 31, 2025, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $234.3 million and $141.8 million, respectively. The Company currently estimates that 82% and 77% of its ODR and GCR segment remaining performance obligations as of December 31, 2025, respectively, will be recognized as revenue during 2026, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangible Assets
Goodwill
Goodwill was $70.6 million and $33.0 million as of December 31, 2025 and 2024, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more likely than not determination or if a qualitative assessment is not performed.
On October 1, 2025, the Company performed a qualitative assessment. In conducting that qualitative assessment, the Company analyzed a variety of events or factors that may influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: if applicable; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment was used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting units or indefinite-life intangible is less than its carrying value. No impairment losses were identified as a result of its qualitative assessment during the year ended December 31, 2025.
The following table summarizes the carrying amount and changes in goodwill associated with the Company's segments for the years ended December 31, 2025 and 2024.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2024	$—	$16,374	$16,374
Measurement period adjustments - Industrial Air Transaction(1)	—	59	59
Goodwill associated with the Kent Island Transaction(2)	4,244	1,240	5,484
Goodwill associated with the Consolidated Mechanical Transaction	—	11,117	11,117
Goodwill as of December 31, 2024	$4,244	$28,790	$33,034
Measurement period adjustments - Kent Island Transaction(2)	94	—	94
Measurement period adjustments - Consolidated Mechanical Transaction(3)	—	3	3
Goodwill associated with the Pioneer Power Transaction	10,984	25,630	36,614
Measurement period adjustments - Pioneer Power Transaction(4)	256	599	855
Goodwill as of December 31, 2025	$15,578	$55,022	$70,600
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
(4)    Measurement period adjustments recorded during the quarter ended December 31, 2025 reflect changes to the fair value of contract assets acquired and contract liabilities assumed, resulting in a net increase of approximately $0.9 million to goodwill.
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

The Company did not recognize an impairment charge on its indefinite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023.
Definite-lived and indefinite-lived intangible assets consist of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
December 31, 2025
Amortized intangible assets:
Customer relationships	$47,620	$(11,741)	$35,879
Backlog	5,960	(5,800)	160
Trade name, trademarks and intellectual property	5,550	(2,362)	3,188
Total amortized intangible assets	59,130	(19,903)	39,227
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$69,090	$(19,903)	$49,187
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

Total amortization expense for the Company’s definite-lived intangible assets was $8.4 million, $4.7 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, amortization expense included approximately $0.1 million, $0.1 million and less than $0.1 million of amortization expense related to a below-market lease recognized as a result of the Industrial Air transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheet. Amortization expense associated with the Company’s below-market lease arrangement is expected to be approximately $0.1 million for each of the next five years and is not included in the estimated amortization expense table below.
The estimated remaining useful lives of definite-lived intangible assets are as follows:

Intangible Asset	Amortization Method	Weighted Average Remaining Useful Life (Years)
Customer relationships	Straight line / Pattern of economic benefit	7.3
Trade name, trademarks and intellectual property	Straight line	4.1
Backlog	Straight line	0.3
Estimated amortization expense is as follows for the years ending December 31:

(in thousands)	Estimated Amortization Expense
2026	$6,661
2027	5,923
2028	5,693
2029	5,352
2030	5,148
2031 and thereafter	10,450
Total	$39,227
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities are comprised of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued payroll and related liabilities	$7,769	$8,119
Accrued bonus and commissions	9,404	14,373
Accrued insurance liabilities	1,160	880
Accrued job costs	1,376	1,274
Estimated loss contingency	112	350
Earnout payments accrued, current	6,954	7,412
Other accrued liabilities	2,641	4,419
Total	$29,416	$36,827
The Company’s construction-type contracts regularly include warranties to end customers that guarantee the work performed against defects in workmanship and the material it supplies. These standard warranties are assurance-type warranties and do not offer any additional services. Therefore, these assurance-type warranties are not considered separate performance obligations and the expected cost of assurance-type warranties are accrued as an expense within cost of revenue. The accounting for assurance-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2025, 2024 and 2023.
The Company also offers service-type warranties on certain construction-type projects. The accounting for service-type warranties under ASC Topic 606 did not have a material impact to the consolidated financial statements as of December 31, 2025, 2024 and 2023.
Note 7 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	December 31, 2025	December 31, 2024
Wintrust Revolving Loans	$10,000	$10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 8.60% through 2031	20,570	11,888
Financing liability	5,351	5,351
Total debt	$35,921	$27,239
Less – Current portion of long-term debt	(5,031)	(3,314)
Less – Unamortized discount and debt issuance costs	(354)	(371)
Long-term debt	$30,536	$23,554
Maturities of long-term debt and finance leases at December 31, 2025 are as follows:

(in thousands)
2026	$5,031
2027	4,496
2028	4,023
2029	4,407
2030 and thereafter	17,964
Total	$35,921
Wintrust Revolving Loans
The Company maintains a senior secured revolving credit facility with Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent, pursuant to a Second Amended and Restated Credit Agreement originally entered into on May 5, 2023.
On June 27, 2025, LFS, LHLLC, and other designated parties entered into a second amendment to the second amended and restated Wintrust Credit Agreement (the “Second Amendment to the Second A&R Wintrust Credit Agreement”) with Wintrust, as administrative agent, and the other lenders party thereto. The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, (i) an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million, (ii) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $10.0 million to $20.0 million, (iii) an extension of the revolving credit scheduled maturity date from February 24, 2028 to July 1, 2030, (iv) a decrease in the applicable margins for Term SOFR and Prime Rate (each defined in the Second Amendment to the Second A&R Wintrust Credit Agreement) revolving loans as determined with reference to LFS’s Senior Leverage Ratio (as defined in the Second Amendment to the Second A&R Wintrust Credit Agreement), (v) a term loan conversion feature, allowing LFS, subject to certain conditions, to convert outstanding revolving loans into one or more term loan tranches, (vi) the removal of certain covenant requirements, specifically in relation to LFS’s Borrowing Base, as formerly defined in the Second A&R Wintrust Credit Agreement, and (vii) modification to certain defined terms to reflect updated operational and financial terms.
Following the execution of the Second Amendment to the Second A&R Wintrust Revolving Loan, the Second A&R Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (with a 0.15% floor) plus 2.50% or the Prime Rate (with a 3.0% floor), subject to a 95 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters.
As of both December 31, 2025 and 2024, the Company had $10.0 million in borrowings outstanding under the Wintrust Revolving Loans. During the years ended December 31, 2025 and 2024, the maximum outstanding borrowings under the Wintrust Revolving Loan at any time was $50.0 million and $10.0 million, respectively, and the average daily balance was $22.3 million and $10.0 million, respectively. For the years ended December 31, 2025 and 2024, the Company incurred interest on the Wintrust Revolving Loans at a weighted average annual interest rate of 6.04% and 5.72%, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At December 31, 2025, the Company had irrevocable letters of credit in the amount of $5.1 million with its lender to secure obligations under its self-insurance program and
As of December 31, 2025, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Credit Agreement.
The following is a summary of the applicable margin and commitment fees payable on the Wintrust Revolving Loan, as amended, credit commitment:

Level	Senior Leverage Ratio	Applicable Margin for SOFR Revolver loans	Applicable Margin for Prime Revolving loans	Applicable Margin for commitment fee
I	Greater than 1.00 to 1.00	2.50%	(0.70)%	0.25%
II	Less than or equal to 1.00 to 1.00	2.25%	(0.95)%	0.25%
Interest Rate Swap
The Company is party to an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12% plus the SOFR Applicable Margin. If the one-month SOFR (as defined in the Second Amendment to the Second A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's consolidated statements of operations as a gain or loss on interest rate swap.
Sale-Leaseback Financing Transaction
On September 29, 2022, the Company completed a sale and leaseback transaction related to its facility in Pontiac, Michigan (the “Pontiac Facility”), with an aggregate transaction value of approximately $7.8 million, consisting of a purchase price of approximately $5.4 million and up to $2.4 million of tenant improvement allowances.
In connection with the transaction, the Company entered into a 25-year lease agreement with two five-year renewal options. Annual minimum rent is approximately $0.5 million, payable monthly and subject to annual escalations of approximately 2.5%. The lease includes a one-time termination option at the end of the fifteenth lease year, which would require payment of a termination fee of approximately $1.7 million if exercised.
The Company accounted for the transaction as a failed sale-leaseback and financing arrangement under ASC 842, as the lease was classified as a finance lease and control of the property did not transfer. Accordingly, no gain or loss was recognized, and the property was not derecognized from the Company’s consolidated balance sheets. Proceeds received were recorded as a financing liability and are repaid through lease payments, which are allocated between principal and interest.
As of December 31, 2025, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's consolidated balance sheets. Interest expense associated with the financing was approximately $0.5 million for each of the years ended December 31, 2025, 2024 and 2023.
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
Incentive Plan
Upon the consummation of the Company’s business combination with LHLLC in July 2016, the Company adopted an omnibus incentive plan (the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder.

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
Share Repurchase Program
In December 2025, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase up to $50.0 million of shares of its common stock through December 15, 2027. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. Repurchases may also be made under Rule 10b5-1 plans. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of December 31, 2025, the Company has not repurchased any common stock under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company’s common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. For the years ended December 31, 2025 and 2024, the Company issued 4,496 and 6,090 shares of its common stock, respectively, to participants in the ESPP who contributed to the plan during these periods. As of December 31, 2025, 378,370 shares remain available for future issuance under the ESPP.
Note 9 – Fair Value Measurements
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2025 and 2024 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For the years ended December 31, 2025, 2024 and 2023, the Company recognized interest income in the aggregate of approximately $0.8 million, $2.2 million and $1.2 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$10,245	$10,245	$—	$—
Total	$10,245	$10,245	$—	$—

	December 31, 2024	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$38,962	$38,962
Money market fund	4,000	4,000	—	—
Total	$42,962	$42,962	$—	$—
Wintrust Revolving Loans
The Company also believes that the carrying value of the Wintrust Revolving Loans approximates its respective fair value due to the variable rate on such debt. As of December 31, 2025, the Company determined that the fair value of the Wintrust Revolving Loans was $10.0 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Company's July 2023 acquisition of ACME, the former owner of ACME is eligible to receive up to an aggregate of $2.5 million in cash, consisting of two individual tranches of $0.5 million and $2.0 million pursuant to the terms of the purchase agreement, if the gross profit of ACME equals or exceeds (i) $2.0 million in the 12-month period beginning from the closing date of the transaction (the “First ACME Earnout Period”) or (ii) $2.5 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second ACME Earnout Period” and together with the First ACME Earnout Period, the “ACME Earnout Payments”). The Company initially recognized $1.5 million in contingent consideration as of the closing date of the transaction. The fair value of contingent ACME Earnout Payments is based on generating growth rates on the projected gross margins of ACME and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In September 2024 and October 2025, the Company made payments of $0.5 million and $2.0 million, respectively, to the former owner of ACME related to the First and Second ACME Earnout Periods.
As a part of the total consideration for Company's November 2023 acquisition of Industrial Air, the former owner of Industrial Air is eligible to receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the purchase agreement, if the gross profit of Industrial Air equals or exceeds (i) $7.6 million in the 12-month period beginning on the closing date of the transaction (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). The Company initially recognized $3.2 million in contingent consideration as of the closing date of the transaction. The fair value of contingent IA Earnout Payments is based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In February 2025 and February 2026, the Company made payments in the amount of $3.0 million and $3.5 million, respectively, to the former owner of Industrial Air related to the First and Second Industrial Air Earnout Periods.
As a part of the total consideration for the Kent Island Transaction, the Company recognized $4.4 million in contingent consideration on the Kent Island Effective Date. The fair value of contingent Kent Island Earnout Payments is based on generating growth rates on the projected gross margins of Kent Island and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the Kent Island Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Kent Island Effective Date, the Kent Island Earnout Payments associated with the Kent Island Transaction were valued utilizing a discount rate of 14.9%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Kent Island Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk-free rate, a weighted average cost of capital and certain adjustments for operational leverage. In January 2026, the Company made a payment in the amount of $2.5 million to the former owner of Kent Island related to the First Kent Island Earnout Period.

As a part of the total consideration for the Consolidated Mechanical Transaction, the Company recognized $0.8 million in contingent consideration on the Consolidated Mechanical Effective Date. The fair value of contingent Consolidated Mechanical Earnout Payments is based on generating growth rates on the projected gross margins of Consolidated Mechanical and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. The Company determined the initial fair value of the Consolidated Mechanical Earnout Payments based on the Monte Carlo Simulation method, which represented a Level 3 measurement. As of the Consolidated Mechanical Effective Date, the Consolidated Mechanical Earnout Payments associated with the Consolidated Mechanical Transaction were valued utilizing a discount rate of 10.4%. The discount rate was calculated using the build-up method with a risk-free rate commensurate with the term of the Consolidated Mechanical Earnout Payments based on the U.S. Treasury Constant Maturity Yield and certain metric risk premiums determined with reference to a long-term risk-free rate, a weighted average cost of capital and certain adjustments for operational leverage.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $1.8 million, $3.8 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, which was presented in the acquisition-related retention expense and contingent consideration in the Company's consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying consolidated balance sheets, which approximated fair value at December 31, 2025 and 2024.

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second IA Earnout Period	$3,500	$—	$—	$3,500
First Kent Island Earnout Period	2,500	—	—	2,500
First Consolidated Mechanical Earnout Period	954	—	—	954
Other long-term liabilities:
Second Kent Island Earnout Period	2,372	—	—	2,372
Second Consolidated Mechanical Earnout Period	636	—	—	636
Total	$9,962	$—	$—	$9,962

		Fair Value at Reporting Date Using
	December 31, 2024	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First IA Earnout Period(1)	$3,000	$—	$—	$3,000
First Kent Island Earnout Period	2,297	—	—	2,297
First Consolidated Mechanical Earnout Period	402	—	—	402
Second ACME Earnout Period(2)	1,713	—	—	1,713
Other long-term liabilities:
Second IA Earnout Period	3,222	—	—	3,222
Second Kent Island Earnout Period	2,201	—	—	2,201
Second Consolidated Mechanical Earnout Period	355	—	—	355
Total	$13,190	$—	$—	$13,190
(1)    In February 2025, the Company made a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period.
(2)    In October 2025, the Company made a $2.0 million payment to the former owner of ACME related to the Second ACME Earnout Period.

Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of December 31, 2025 and 2024, the Company determined that the fair value of the interest rate swap was less than $0.1 million and approximately $0.2 million, respectively, and is recognized in other assets on the Company's consolidated balance sheets. For the years ended December 31, 2025, 2024 and 2023, the Company recognized a loss of $0.2 million, a gain of less than $0.1 million and a loss of $0.1 million, respectively, on its consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
EPS numerator:
Net income	$39,064	$30,875	$20,754

EPS denominator:
Weighted average shares outstanding – basic	11,575	11,244	10,773
In-the-money warrants	—	—	249
Nonvested restricted stock units	504	783	789
Employee stock purchase plan	1	—	1
Weighted average shares outstanding – diluted	12,080	12,027	11,812

EPS:
Basic	$3.37	$2.75	$1.93
Diluted	$3.23	$2.57	$1.76
The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	For the Years Ended December 31,
	2025	2024	2023
Performance-based RSUs	—	—	95
Market-based RSUs	8,862	—	—
Employee stock purchase plan	332	351	1,044
Total	9,194	351	1,139
Note 11 – Income Taxes

The Company is taxed as a C corporation and files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions.
Provision for Income Taxes
The Company’s provision for income taxes related to continuing operations consists of the following:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Current tax provision
U.S. Federal	$4,676	$6,902	$5,851
State and local	2,275	2,541	1,845
Total current tax provision	6,951	9,443	7,696

Deferred tax provision
U.S. Federal	2,558	16	(253)
State and local	56	(368)	(97)
Total deferred tax provision	2,614	(352)	(350)
Income tax provision	$9,565	$9,091	$7,346
The provision for income taxes for the years ended December 31, 2025, 2024 and 2023 resulted in effective tax rates on continuing operations of 19.7%, 22.7%, and 26.1%, respectively.
As further described in Note 2, the Company has elected to retrospectively adopt the guidance in ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023 in accordance with the guidance in ASU 2023-09.

	For the Years Ended December 31,
(in thousands, except for percentages)	2025		2024		2023
Provision for income taxes at U.S. federal statutory rate	$10,212	21.0%	$8,393	21.0%	$5,901	21.0%
State income taxes, net of federal income tax effect(1)	1,842	3.8%	1,717	4.3%	1,353	4.8%
Nontaxable or nondeductible items
162(m) limitation	2,567	5.3%	1,725	4.3%	263	0.9%
Stock-based compensation	(5,311)	(10.9)%	(2,646)	(6.6)%	(304)	(1.1)%
Other	151	0.3%	123	0.3%	133	0.5%
Other adjustments	104	0.2%	(109)	(0.3)%	135	0.5%
Tax credits
Research and development	—	—%	(112)	(0.3)%	(135)	(0.5)%
Income tax provision and effective tax rate	$9,565	19.7%	$9,091	22.7%	$7,346	26.1%
(1)    The states that contributed to the majority (greater than 50%) of the tax effect in this category included: For fiscal year ended December 31, 2025, Florida, Michigan, and Massachusetts; for fiscal year ended December 31, 2024, Florida, Michigan, Pennsylvania and Tennessee; and for fiscal year ended December 31, 2023, Michigan, Florida and Massachusetts.
The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. The Company’s 2022 and forward tax returns remain subject to examination by the U.S. federal taxing authorities. The Company’s 2021 and forward tax returns remain subject to examination by various state taxing authorities.

Applying the updated requirements in ASU 2023-09 on a retrospective basis, cash payments made for income taxes, net of refunds, were as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
U.S. federal taxes	$4,950	$6,400	$7,300
U.S. state and local taxes:(1)
Michigan	418	442	*
Florida	528	*	*
All other states and locals below 5% threshold	1,450	1,687	1,856
Total income taxes paid	$7,346	$8,529	$9,156
(1)    Income taxes paid, net of refunds, exceeded 5% of total income taxes paid, in the following jurisdictions.
*    Jurisdiction below the threshold for the period presented.
Deferred Tax Assets (Liabilities)
Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The significant components of deferred tax assets and liabilities were as follows:

	As of December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued expenses	$510	$649
Allowance for doubtful accounts	334	100
Intangibles	1,918	915
Goodwill	2,984	3,581
Startup costs	38	48
Stock-based compensation	2,891	2,187
Research and development expenses	—	1,415
Lease liabilities	6,684	7,018
Accrued bonuses and commissions	99	384
Total deferred tax assets	15,458	16,297

Deferred tax liabilities:
Fixed assets	(7,197)	(4,386)
Right-of-use assets	(4,987)	(5,317)
Percentage of completion	(350)	(1,006)
Interest	(7)	(57)
Total deferred tax liabilities	(12,541)	(10,766)

Net deferred tax asset	$2,917	$5,531
Management assesses the realizability of deferred tax assets based on whether it is more likely than not that such assets will be realized, which depends on the generation of sufficient future taxable income in the periods in which the related temporary differences reverse. In performing this assessment, the Company considers both positive and negative evidence. Based on this evaluation, management concluded that the Company’s deferred tax assets are more likely than not to be fully realized; accordingly, no valuation allowance was recorded as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the Company had no net operating loss carryforwards.
Liabilities for Uncertain Tax Positions
The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

Note 12 – Operating Segments
As discussed in Note 1, the Company operates in two segments (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. Segment information is prepared on the same basis the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled. The Company does not have sales outside of the United States. For the years ended December 31, 2025, 2024 and 2023, no ODR or GCR segment customers accounted for 10% or more of the Company’s consolidated total revenue.
Consolidated segment information for the periods presented is as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Statement of Operations Data:
Revenue:
ODR	$485,690	$345,500	$261,958
GCR	161,114	173,281	254,392
Total revenue	646,804	518,781	516,350

Gross profit:
ODR	129,876	107,775	76,090
GCR	39,438	36,506	43,200
Total gross profit	169,314	144,281	119,290

Selling, general and administrative (1)	109,518	97,199	87,397
Acquisition-related retention expense and contingent consideration	1,985	3,770	729
Amortization of intangibles	8,357	4,688	1,880
Operating income	$49,454	$38,624	$29,284

Other (expenses) income
Interest expense	(3,133)	(1,869)	(2,046)
Interest income	815	2,227	1,217
Loss on early debt extinguishment	—	—	(311)
(Loss) gain on change in fair value of interest rate swap	(191)	34	(124)
Gain on disposition of property and equipment	1,684	950	80
Total unallocated amounts	(825)	1,342	(1,184)
Total consolidated income before income taxes	$48,629	$39,966	$28,100
(1)    Included within selling, general and administrative expenses was $7.0 million, $5.8 million and $4.9 million of non-cash stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company’s payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of December 31, 2025, the Company had approximately $156.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of December 31, 2025 and 2024 are as follows:

(in thousands)	December 31, 2025	December 31, 2024
Current liability — workers’ compensation and general liability	$539	$395
Current liability — medical and dental	621	485
Non-current liability	915	505
Total liability	$2,075	$1,385
Restricted cash	$65	$65
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
The Company's arrangements include certain non-lease components such as common area and other maintenance for leased real estate, as well as mileage, fuel and maintenance costs related to leased vehicles. For all leased asset classes, the Company has elected to not separate non-lease components from lease components and will account for each separate lease component and non-lease component associated with the lease as a single lease component. The Company does not guarantee any residual value in its real estate lease agreements; however, certain vehicle lease arrangements may include residual value guarantees. There are no material restrictions or covenants imposed by lease arrangements. Real estate leases typically include one or more options to extend the lease. The Company regularly evaluates the renewal options, and when they are reasonably certain of exercise, the Company includes the renewal period in its lease term. For the Company’s leased vehicles, the Company uses the interest rate implicit in its leases with the lessor to discount lease payments at the lease commencement date. When the implicit rate is not readily available, as is the case with the Company’s real estate leases, the Company uses quoted borrowing rates on its secured debt.
Related Party Lease Agreements. In conjunction with the closing of the Jake Marshall Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of JMLLC who was a full-time employee of the Company following the acquisition. The lease term is ten years and includes an option to extend the lease for two successive periods of two years each through November 2035. Base rent for the term of the lease is $37,500 per month for the first five years with payment commencing on January 1, 2022. The fixed rent payment is escalated to $45,000 per month for years six through 10 of the lease term. Fixed rent payments for the extension term are increased from $45,000 by the percentage increase, if any, in the consumer price index from the lease commencement date. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
In conjunction with the closing of the ACME Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of ACME who was a full-time employee of the Company following the acquisition. The lease term of the lease runs through December 31, 2024 and included an option to extend the lease for one successive period of one year through December 2025, which was not executed by the Company. Base rent for the term of the lease was $17,000 per month for the first six months with payment commencing on July 1, 2023. The fixed rent payment was escalated to $18,000 per month for the twelve month period ending December 31, 2024. In addition, under the agreement, the Company was required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses. Following the expiration of the ACME facilities lease, ACME moved its operations to the aforementioned Jake Marshall leased facilities.
In conjunction with the closing of the Industrial Air Transaction, the Company entered into an operating lease for certain land and facilities owned by a former member of Industrial Air who was a full-time employee of the Company following the acquisition. The lease term of the lease runs through August 31, 2026 and includes an option to extend the lease for two successive periods of three years each through August 2032. Base rent for the term of the lease is $26,500 per month for the first thirty-three months with payment commencing on November 1, 2023. The fixed rent payment is escalated to $27,563 per month for the first three-year extension period ending August 31, 2029 and to $28,941 per month for the second three-year extension period ending on August 31, 2032. In addition, under the agreement, the Company is required to pay its share of estimated property taxes and operating expenses, both of which are variable lease expenses.
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of December 31, 2025, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For each of the years ended December 31, 2025, 2024 and 2023, the Company recorded $1.2 million of income in selling, general and administrative expenses related to this sublease agreement.

The following table summarizes the lease amounts included in the Company’s consolidated balance sheets as of December 31, 2025 and 2024:

(in thousands)	Classification on the Consolidated Balance Sheets	December 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets(1)(2)	$19,792	$21,539
Finance	Property and equipment, net(3)(4)	22,002	13,966
Total lease assets		$41,794	$35,505

Liabilities
Current
Operating	Current operating lease liabilities	$4,379	$4,093
Finance	Current portion of long-term debt	5,031	3,314
Noncurrent
Operating	Long-term operating lease liabilities	15,925	17,766
Finance	Long-term debt(5)	20,890	13,925
Total lease liabilities		$46,225	$39,098
(1)    Operating lease assets are recorded net of accumulated amortization of $17.9 million and $14.1 million at December 31, 2025 and 2024, respectively.
(2)    Includes approximately $0.8 million and $0.9 million at December 31, 2025 and 2024, respectively, related to a below-market lease recognized as a result of the Industrial Air Transaction, which was recorded as an increase to the Company’s operating lease right-of-use assets on its consolidated balance sheets. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $8.2 million and $5.0 million at December 31, 2025 and 2024, respectively.
(4)    Includes approximately $2.2 million and $2.4 million of net property assets associated with the Company's Pontiac Facility at both December 31, 2025 and 2024, respectively.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both December 31, 2025 and 2024. See Note 7 — Debt for further detail.
The following table summarizes the lease costs included in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

	Classification on the Consolidated	For the Years Ended December 31,
(in thousands)	Statements of Operations	2025	2024	2023
Operating lease cost	Cost of revenue(1)	$3,395	$2,863	$2,184
Operating lease cost	Selling, general and administrative(1)	1,969	2,457	2,550
Finance lease cost
Amortization	Cost of revenue(2)	4,882	3,147	2,753
Interest	Interest expense, net	937	515	384
Total lease cost		$11,183	$8,982	$7,871
(1)    Operating lease costs recorded in cost of revenue includes $0.7 million, $0.4 million and $0.4 million of variable lease costs for the years ended December 31, 2025, 2024 and 2023 respectively. In addition, $0.4 million, $0.4 million and $0.5 million of variable lease costs are included in selling, general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, respectively. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)    Finance lease costs recorded in cost of revenue includes $3.6 million, $4.0 million and $3.7 million of variable leases costs for the years ended December 31, 2025, 2024, and 2023 respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of December 31, 2025 were as follows (in thousands):

	Finance Lease Obligations			Operating Lease Obligations
Year ending:	Vehicles	Pontiac Facility	Total Finance	Non-Related Party	Related Party(1)	Total Operating	Sublease Receipts(2)
2026	$5,959	$542	$6,501	$4,676	$770	$5,446	$1,133
2027	5,169	555	5,724	3,998	871	4,869	495
2028	4,478	569	5,047	3,176	871	4,047	14
2029	4,646	583	5,229	2,502	876	3,378	—
2030	2,682	597	3,279	1,228	887	2,115	—
Thereafter	2	12,552	12,554	738	3,234	3,972	—
Total minimum lease payments	22,936	15,398	38,334	16,318	7,509	23,827	$1,642
Financing component (3)	(2,366)	(10,047)	(12,413)	(2,042)	(1,481)	(3,523)
Net present value of minimum lease payments	20,570	5,351	25,921	14,276	6,028	20,304
Less: current portion of finance and operating lease obligations	(5,031)	—	(5,031)	(3,915)	(464)	(4,379)
Long-term finance and operating lease obligations	$15,539	$5,351	$20,890	$10,361	$5,564	$15,925
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
The following is a summary of the lease terms and discount rates as of:

	December 31, 2025	December 31, 2024
Weighted average lease term (in years):
Operating	5.43	5.90
Finance(1)	3.95	3.84

Weighted average discount rate:
Operating	6.18%	6.02%
Finance(1)	5.41%	6.06%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 7 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,287	$5,065	$4,705
Operating cash flows from finance leases	940	504	343
Financing cash flows from finance leases	4,367	2,938	2,737
Right-of-use assets exchanged for lease liabilities
Operating leases	2,446	4,775	3,135
Finance leases	13,529	7,586	5,219
Right-of-use assets disposed or adjusted modifying operating leases liabilities	—	1,268	1,112
Right-of-use assets disposed or adjusted modifying finance leases liabilities	49	—	(93)
Note 15 – Retirement Plan
The Company maintains a 401(k) plan for eligible, participating employees. The Company contributes an amount equal to 100% of an employee’s salary reduction contributions up to 4% of such employee’s compensation in a given year, as defined by the plan and subject to IRS limitations. The Company’s mandatory contributions were $3.3 million for the year ended December 31, 2025, as compared to $2.8 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. The Company may make a discretionary profit-sharing contribution to the 401(k) plan in accordance with plan provisions. The Company has full discretion to determine whether to make such a contribution, and the amount of such contribution. In order to share in the profit-sharing contribution, employees must have satisfied the 401(k) Plan’s eligibility requirements and be employed on the last day of the year. Employees are not required to contribute any money to the 401(k) Plan in order to qualify for the Company profit sharing contribution. Any discretionary profit-sharing contribution would be divided among participants eligible to share in the contribution for the year in the same proportion that the participant’s pay bears to the total pay of all participants. This means the amount allocated to each eligible participant’s account would, as a percentage of pay, be the same. No discretionary profit-sharing contributions were made for the years ended December 31, 2025, 2024 or 2023.

Note 16 – Multiemployer Pension Plans
The Company participates in approximately 70 multiemployer pension plans (“MEPPs”) that provide pension benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As of December 31, 2025, approximately 46% of the Company’s employees are members of collective bargaining units. As one of many employers who are obligated to contribute to these MEPPs, the Company is responsible with the other participating employers for any unfunded pension liabilities. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, the Company’s required contributions to a MEPP may increase based on the funded status of the individual MEPP and the legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve their funded status. Factors that could impact the funded status of a MEPP include, without limitation, investment performance, changes in participant demographics, a decline in the number of actively employed covered employees, a decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. If a contributing employer stops contributing to a MEPP, the unfunded obligations of the MEPP may be borne by the remaining contributing employers. Assets contributed to an individual MEPP are pooled with contributions made by other contributing employers; the pooled assets will be used to provide benefits to the Company’s employees and the employees of the other contributing employers.
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
Total contributions to the various union construction industry MEPP, welfare, training and other benefits programs in accordance with the CBAs were $40.8 million for the year ended December 31, 2025, as compared to $28.2 million and $31.8 million for the years ended December 31, 2024 and 2023, respectively. Of these amounts, total contributions to MEPPs accounted for $14.3 million, $10.3 million and $11.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table presents the MEPPs in which the Company participates. Additionally, this table also lists the PPA Zone Status for MEPPs as the critical status (red zone-less than 65% funded), the endangered status (yellow-less than 80% funded), the seriously endangered status (orange-less than 80% funded and projects a credit balance deficit within seven years) or neither critical or endangered status (green-greater than 80% funded). The zone status represents the most recent available information for the respective MEPP, which in certain circumstances is 2024 for the 2025 year. These dates may not correspond with the Company’s calendar year contributions. The zone status is based on information received from the MEPPs and is certified by the MEPPs’ actuaries. The “FIP/RP Status” column indicates MEPPs for which a financial improvement plan (FIP) or rehabilitation plan (RP) has been adopted or implemented.

Pension Fund	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status	Contributions (in thousands)			Contributions greater than 5% of total contributions (1)	Surcharge Imposed	Expiration date of CBA
		2025	2024		2025	2024	2023

Pipe Trades Services MN Pension Fund	41-6131800 / 001	Green	N/A	N/A	$3,396	$—	$—	No	No	Apr-26
Pipefitters Local 636 Defined Benefit Pension Fund	38-3009873 / 001	Green	Green	N/A	$1,264	$1,308	$1,439	No	No	May-26
Sheet Metal Workers Local Union No. 80 Pension Fund	38-6105633 / 001	Green	Green	N/A	913	984	1,255	Yes	No	May-26
Pipefitters Union Local No. 537 Pension Fund	51-6030859 / 001	Green	Green	N/A	877	1,157	1,140	No	No	Aug-25
United Association National Pension Fund	52-6152779 / 001	Green	Green	N/A	846	715	579	No	No	Ranging from May-25 - Jun-28
Plumbers Local No 98 Defined Benefit Pension Fund	38-3031916 / 001	Green	Green	N/A	792	1,098	1,175	No	No	May-29
Heating, Piping and Refrigeration Pension Fund	52-1058013 / 001	Green	Green	N/A	767	388	295	No	No	Jul-28
Plumbers and Pipefitters Local Union No. 43 Pension Fund	62-6101288 / 001	Green	Green	N/A	663	875	1,500	Yes	No	June-28
Steamfitters Local Union No. 420 Pension Fund	23-2004424 / 001	Yellow	Yellow	Implemented	636	565	633	No	No	Apr-26
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953 / 001	Red	Red	Implemented	406	423	330	Yes	No	May-26
Sheet Metal Workers Local 98 Pension Fund	31-6171213 / 001	Green(2)	Green	N/A	399	475	830	No	No	May 26
Plumbers & Pipefitters of Local Union No. 333 Pension Fund	38-3545518 / 005	Green	Green	N/A	393	537	345	No	No	May-27
Plumbers & Pipefitters Local No 189 Pension Plan	31-0894807 / 001	Green	Green	N/A	386	571	592	No	No	May-25
Sheet Metal Workers' National Pension Fund	52-6112463 / 001	Green	Green	N/A	326	297	540	No	No	Ranging from Apr-26 - Jun-28
Indiana/Kentucky/Ohio Regional Council of Carpenters Pension Fund	51-6123713 / 001	Green(2)	Green	N/A	242	7	—	No	No	Mar-27
Plumbers & Pipefitters Local Unions 502 & 633 Pension Fund	61-6078145 / 001	Green(2)	Green	N/A	230	19	—	No	No	Jul-26 & Dec-27
Refrigeration, Air Conditioning & Service Division (UA-NJ) Pension Plan	22-6109064 / 001	Green	Green	N/A	128	100	83	No	No	Jul-27

West Michigan Plumbers, Fitters, and Service Trades Local Union No. 174 Pension Plan	38-1796240 / 001	Green	Green	N/A	126	6	—	No	No	June-28
Steamfitters Local #449 Pension Plan	25-6032401 / 001	Green	Green	N/A	111	77	87	No	No	May-26
United Assn Of Journeymen Plumbers & Pipefitters Local 357 Pension Plan	38-6152409 / 001	Green	Green	N/A	109	—	—	No	No	June-27
Michigan Laborer's Pension Fund	38-6233976 / 001	Green	Green	N/A	79	3	—	No	No	May-26
Electrical Workers Local No. 26 Pension Trust Fund	52-6117919 / 001	Green	Green	N/A	75	138	178	No	No	May-27
Ironworkers Local 704 Pension Fund	62-6098036 / 001	Green(2)	Green	N/A	59	138	236	No	No	Apr-26
Plumbers and Steamfitters Local 166 AFL-CIO Pension Fund	51-6132690 / 001	Green	Green	N/A	54	—	—	No	No	May-27
Plumbers Local Union No. 690 Pension Fund	23-6405018 / 001	Green	Green	N/A	50	33	25	No	No	Apr-27
Rockford Pipe Trades Industry Pension Fund	37-6123990 / 001	Green	Green	N/A	47	2	—	No	No	May-26
Sheet Metal Workers Local 7, Zone 1 Pension Plan	38-6234066 / 001	Green	Green	N/A	30	200	113	No	No	Apr-26
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	N/A	28	9	65	No	No	May-27
United Association Local Union No. 322 Pension Plan	21-6016638 / 001	Red	Red	Implemented	27	33	27	No	Yes	Apr-28
Indiana Laborers Pension Fund	35-6027150 / 001	Green	Green	N/A	26	—	—	No	No	May-30
Plumbers Union Local No. 12 Pension	04-6023174 / 001	Green	Green	N/A	—	2	5	No	No	Aug-25
All other plans (36, 20 and 13 as of December 31, 2025, 2024 and 2023, respectively)					845	94	165
				Total Contributions	$14,330	$10,254	$11,637
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $2.2 million, $2.1 million and $1.5 million of non-cash stock-based compensation expense related to outstanding service-based RSUs, respectively.
The following table summarizes the Company’s service-based RSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2023	280,275	$9.06
Granted	164,413	11.94
Vested	(163,354)	8.58
Forfeited	(42,131)	10.63
Unvested at December 31, 2023	239,203	$11.09
Granted	54,747	45.77
Vested	(140,248)	11.62
Forfeited	(3,896)	29.23
Unvested at December 31, 2024	149,806	$22.79
Granted	31,106	85.43
Vested	(89,858)	19.88
Forfeited	(3,913)	66.00
Unvested at December 31, 2025	87,141	$46.20
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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $3.3 million and $3.6 million and $3.4 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of December 31, 2025 are related to awards granted in fiscal years 2023 and 2024.
The following table summarizes the Company’s PRSU activity:

	Awards	Weighted-Average Grant Date Fair Values
Unvested at January 1, 2023	497,940	$8.32
Granted	289,092	12.77
Performance factor adjustment(1)	32,327	4.29
Vested	(121,827)	4.29
Forfeited	(116,911)	9.81
Unvested at December 31, 2023	580,621	$10.85
Granted	84,869	45.58
Performance factor adjustment(2)	54,067	12.78
Vested	(211,634)	12.78
Forfeited	(11,637)	22.16
Unvested at December 31, 2024	496,286	$15.91
Granted	—	—
Performance factor adjustment(3)	106,471	8.21
Vested	(319,430)	8.21
Forfeited	(6,082)	27.54
Unvested at December 31, 2025	277,245	$21.58
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
(3)     Performance-based awards covering the three-year period ended December 31, 2024 were paid out in the first quarter of 2025 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 150% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 106,471 shares of the Company's common stock as additional awards associated with the original grant.
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

Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company's stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the year ended December 31, 2025, the Company recognized $1.4 million of non-cash stock-based compensation expense related to outstanding MRSUs. No MRSUs were outstanding during the years ended December 31, 2024 and 2023.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	50,710	89.75
Vested	—	—
Forfeited	(2,924)	89.75
Unvested at December 31, 2025	47,786	$89.75
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $7.0 million, $5.8 million and $4.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate fair value as of the vest date of RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $29.7 million, $16.9 million and $3.8 million, respectively. Total unrecognized stock-based compensation expense related to unvested RSUs which are probable of vesting amounted to $6.3 million at December 31, 2025. These costs are expected to be recognized over a weighted average period of 1.66 years.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management carried out, as of December 31, 2025, with the participation of our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d -15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in “Internal Control–Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, and that no material weaknesses in internal control over financial reporting were identified.

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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
The Company’s executive officers and directors may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended December 31, 2025, the following officer of the Company adopted a Rule 10b5-1 trading arrangement.

Name and Title	Date of Adoption(1)	Scheduled Expiration Date(2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold
Jayme L. Brooks, Executive Vice President and Chief Financial Officer	December 16, 2025	December 31, 2026	Sale of 29,226 shares of common stock
(1)    Transactions under the Rule 10b5-1 plan commence no earlier than 90 days after adoption.
(2)    The plan expires on December 31, 2026 or upon the earlier completion of all authorized transactions under the plan.
This trading arrangement was adopted in accordance with the Company's insider trading policy and applicable SEC rules. No other directors or executive officers of the Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K), during the quarterly period covered by this Annual Report.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item 10 related to the Company’s directors is incorporated herein by reference to the information to be included under the similarly named section of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held June 9, 2026 (the “2026 Proxy Statement”). Information regarding the procedures by which the Company’s stockholders may recommend nominees to its Board of Directors is incorporated by reference to the information to be included under the similarly named section of the 2026 Proxy Statement. There were no material changes to the procedures by which security holders may recommend nominees to the Board of Directors in 2025. Information about the Company’s Audit Committee, including its members, is incorporated by reference to the information to be included under the similarly named section of the 2026 Proxy Statement. Information required by Item 401 of Regulation S-K with respect to executive officers is included after Item 4 at the end of Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers” and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
The Company’s Code of Conduct and Ethics, which covers all employees (including the Company’s executive officers), meets the requirements of the SEC rules promulgated under Section 406 of the Sarbanes-Oxley Act of 2002. The Code of Conduct and Ethics is available on the Company’s website at https://www.limbachinc.com/investor-relations/corporate-governance/, and copies are available to stockholders without charge upon written request to the Company (attention: General Counsel) at the Company’s principal executive offices. Any substantive amendment to the Code of Conduct and Ethics or any waiver of the Code granted to the Company’s executive officers will be posted on the Company’s website at https://www.limbachinc.com/investor-relations/ within five business days (and will be retained on the website for at least one year).
Item 11. Executive Compensation
The information called for by this Item 11 is incorporated herein by reference to the material under the similarly named section of the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item 12 is incorporated herein by reference to the material under the similarly named section of the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item 13 is incorporated herein by reference to the material under the similarly named section of the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this Item 14 is incorporated herein by reference to the material under the similarly named section of the 2026 Proxy Statement.

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

10.42
Limbach Holdings, Inc. Amended and Restated Omnibus Incentive Plan, as amended, (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (file No. 001-36541) filed with the U.S. Securities Exchange Commission on June 13, 2025.

10.43
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

19.1
Limbach Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 10, 2025).

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
97
Limbach Holdings, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K (File No. 001-36541) filed with the U.S. Securities and Exchange Commission on March 10, 2025).

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
Date: March 2, 2026
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

Signature	Title	Date

/s/ Michael M. McCann	President and Chief Executive Officer and Director	March 2, 2026
Michael M. McCann	(principal executive officer)

/s/ Jayme L. Brooks	Executive Vice President and Chief Financial Officer	March 2, 2026
Jayme L. Brooks	(principal financial and accounting officer)

/s/ Joshua S. Horowitz	Director and Chairman	March 2, 2026
Joshua S. Horowitz

/s/ Linda G. Alvarado	Director	March 2, 2026
Linda G. Alvarado

/s/ Terence P. Dugan	Director	March 2, 2026
Terence P. Dugan

/s/ David R. Gaboury	Director	March 2, 2026
David R. Gaboury

/s/ Laurel J. Krzeminski	Director	March 2, 2026
Laurel J. Krzeminski

/s/ Michael F. McNally	Director	March 2, 2026
Michael F. McNally