Form 10-Q
period 2026-03-31
Limbach Holdings, Inc.
filed 2026-05-05
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36541
LIMBACH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware, USA	46-5399422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5102 W Laurel Street, Suite 700 Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)
1-412-359-2100
(Registrant’s telephone number, including area code)
797 Commonwealth Drive, Warrendale, Pennsylvania 15086
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of May 4, 2026, there were 11,921,067 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15,766	$11,345
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $396 at both period ends)	120,506	133,205
Contract assets, net	46,485	45,467
Other current assets	8,937	4,967
Total current assets	191,759	195,049

Property and equipment, net	40,975	43,309
Intangible assets, net	47,442	49,187
Goodwill	70,668	70,600
Operating lease right-of-use assets	19,252	19,792
Deferred tax asset	6,574	2,917
Other assets	302	276
Total assets	$376,972	$381,130

LIABILITIES
Current liabilities:
Current portion of long-term debt	$4,906	$5,031
Current operating lease liabilities	4,598	4,379
Accounts payable, including retainage	62,127	74,172
Contract liabilities, net	18,060	20,936
Accrued income taxes	1,152	1,152
Accrued expenses and other current liabilities	21,532	29,416
Total current liabilities	112,375	135,086
Long-term debt	51,743	30,536
Long-term operating lease liabilities	15,224	15,925
Other long-term liabilities	1,295	3,922
Total liabilities	180,637	185,469
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 12,100,719 and 11,806,466, respectively, and 11,921,067 and 11,626,814 outstanding, respectively	1	1
Additional paid-in capital	93,629	97,335
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	104,705	100,325
Total stockholders’ equity	196,335	195,661
Total liabilities and stockholders’ equity	$376,972	$381,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Revenue	$138,859	$133,108
Cost of revenue	107,689	96,389
Gross profit	31,170	36,719
Operating expenses:
Selling, general and administrative	28,114	26,518
Acquisition-related retention expense and contingent consideration	149	427
Amortization of intangibles	1,774	1,863
Total operating expenses	30,037	28,808
Operating income	1,133	7,911
Other (expenses) income:
Interest expense	(701)	(526)
Interest income	15	370
Gain on disposition of property and equipment	238	333
Gain (loss) on change in fair value of interest rate swap	38	(97)
Total other (expense) income	(410)	80
Income before income taxes	723	7,991
Income tax benefit	(3,657)	(2,223)
Net income	$4,380	$10,214

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.37	$0.89
Diluted	$0.36	$0.85
Weighted average number of shares outstanding:
Basic	11,759,399	11,419,455
Diluted	12,067,589	12,051,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2025	11,806,466	(179,652)	$1	$97,335	$(2,000)	$100,325	$195,661
Non-cash stock-based compensation	—	—	—	1,854	—	—	1,854
Shares issued related to vested restricted stock units	290,948	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(5,817)	—	—	(5,817)
Shares issued related to employee stock purchase plan	3,305	—	—	257	—	—	257
Net income	—	—	—	—	—	4,380	4,380
Balance at March 31, 2026	12,100,719	(179,652)	$1	$93,629	$(2,000)	$104,705	$196,335

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$4,380	$10,214
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,417	4,072
Provision for credit losses	116	77
Non-cash stock-based compensation expense	1,854	1,594
Non-cash operating lease expense	1,100	994
Amortization of debt issuance costs	16	11
Deferred income tax benefit	(3,657)	(1,881)
Gain on sale of property and equipment	(238)	(333)
Acquisition-related retention expense and contingent consideration	149	427
(Gain) loss on change in fair value of interest rate swap	(38)	97
Changes in operating assets and liabilities:
Accounts receivable	12,583	8,900
Contract assets and contract liabilities, net(1)	(3,962)	(1,908)
Other current assets	(3,970)	(2,345)
Accounts payable, including retainage	(12,045)	(6,006)
Accrued taxes payable	—	(339)
Operating lease liabilities	(1,072)	(985)
Accrued expenses and other current liabilities	(4,248)	(9,582)
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,895)	(711)
Other long-term liabilities	(300)	(55)
Net cash (used in) provided by operating activities	(7,810)	2,241
Cash flows from investing activities:
Consolidated Mechanical Transaction, measurement period adjustment	—	(14)
Proceeds from sale of property and equipment	299	319
Advances from joint ventures	1	—
Purchase of property and equipment	(407)	(2,230)
Net cash used in investing activities	(107)	(1,925)
Cash flows from financing activities:
Payments on Wintrust Revolving Loan	(32,112)	—
Proceeds from Wintrust Revolving Loan	54,492	—
Payment of contingent consideration liability up to acquisition-date fair value	(3,105)	(2,289)
Payments on finance leases	(1,264)	(851)
Proceeds from the sale of shares to cover employee taxes	5,945	6,344
Taxes paid related to net-share settlement of equity awards	(12,037)	(10,684)
Proceeds from contributions to Employee Stock Purchase Plan	419	324
Net cash provided by (used in) financing activities	12,338	(7,156)
Increase (decrease) in cash, cash equivalents and restricted cash	4,421	(6,840)
Cash, cash equivalents and restricted cash, beginning of period	11,410	44,995
Cash, cash equivalents and restricted cash, end of period	$15,831	$38,155
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$—	$(94)
Right of use assets obtained in exchange for new operating lease liabilities	589	—
Right of use assets obtained in exchange for new finance lease liabilities	—	1,318
Right of use assets disposed or adjusted modifying finance lease liabilities	9	—
Interest paid	689	526
Cash paid for income taxes	$—	$—

(1) The Company refined the presentation of contract-related balances within operating activities of the consolidated statements of cash flows. Changes in contract assets and contract liabilities are now presented on a net basis, rather than as separate line items, to align with the Company’s presentation of net contract positions. Prior-period amounts have been conformed for comparability, where applicable. This presentation change did not impact net cash provided by operating activities.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “our”), a Delaware corporation headquartered in Tampa, Florida is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. With approximately 1,600 employees across 21 offices throughout the Eastern and Midwestern regions of the United States, the Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company's work is primarily performed under fixed-price, modified fixed price, and time and materials contracts over periods of typically less than two years.
Note 2 – Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP (“LC LP”), Harper Limbach LLC (“Harper”), Harper Limbach Construction LLC (“Harper Construction LLC”), Limbach Facility & Project Solutions LLC (“LFPS”), Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island Mechanical, LLC (“Kent Island”), Consolidated Mechanical, LLC (“Consolidated Mechanical”) and Pioneer Power, LLC (“Pioneer Power”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (“SEC”). Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company's most recent Annual Report on Form 10-K filed with the SEC on March 2, 2026.
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
Unaudited Interim Financial Information

The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company's opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2026, its results of operations and equity for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the Company's audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 2, 2026, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected to apply the practical expedient to its current accounts receivable and contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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
Note 3 – Acquisitions
Pioneer Power Transaction
On July 1, 2025 (the “Pioneer Power Effective Date”), LFS and the former owners of Pioneer Power (the “Pioneer Power Seller”) entered into a Purchase Agreement (the “Pioneer Power Purchase Agreement”) pursuant to which LFS purchased all of the outstanding equity interests in Pioneer Power from the Pioneer Power Seller (the “Pioneer Power Transaction”). Prior to the acquisition, Pioneer Power was 100% owned through an employee stock ownership plan. The Pioneer Power Transaction closed on the Pioneer Power Effective Date. As a result of the Pioneer Power Transaction, Pioneer Power became a wholly-owned indirect subsidiary of the Company. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expanded the Company’s footprint in the core Midwest and extends its reach into new geographic markets in the upper Midwest regions.
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

(in thousands)	Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation
Consideration:
Cash	$66,612	$—	$66,612
Total Consideration	66,612	—	66,612

Fair value of assets acquired:
Cash and cash equivalents	961	—	961
Accounts receivable	18,416	—	18,416
Contract assets(1)	4,176	920	5,096
Other current assets	58	—	58
Property and equipment	6,291	—	6,291
Intangible assets	16,200	—	16,200
Amount attributable to assets acquired	46,102	920	47,022

Fair value of liabilities assumed:
Accounts payable, including retainage	8,071	—	8,071
Accrued expenses and other current liabilities	1,527	—	1,527
Contract liabilities(1)	6,506	1,843	8,349
Amount attributable to liabilities assumed	16,104	1,843	17,947
Goodwill	$36,614	$923	$37,537
(1)    Measurement period adjustments recorded during the quarters ended March 31, 2026 and December 31, 2025 reflect changes to the fair value of contract assets acquired and contract liabilities assumed, resulting in a net increase of approximately $0.1 million and $0.9 million, respectively, to goodwill.
As of March 31, 2026, the allocation of the purchase price has not been finalized with respect to the valuation of identifiable intangible assets acquired, the fair value of certain tangible assets acquired and liabilities assumed, goodwill and tax related matters. A final determination of the fair value of assets acquired and liabilities assumed relating to the acquisition could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the Pioneer Power Effective Date.
Impact of Acquisitions on the Company’s Financial Statements
The acquisition of Pioneer Power contributed $23.5 million of total revenue for the three months ended March 31, 2026. Pioneer Power did not have a material contribution to net income for the three months ended March 31, 2026. Pioneer Power operates at a lower gross margin profile relative to the Company’s legacy ODR operations. Management continues to integrate Pioneer Power into the Company’s broader operating model with the objective of enhancing operating efficiencies and improving profitability over time.
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
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and retainage associated with contracts for which the Company has a conditional right to consideration. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	March 31, 2026	December 31, 2025	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,163	$29,254	$909
Retainage receivable, net	16,322	16,213	109
Total contract assets, net	$46,485	$45,467	$1,018
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts, provisions for losses and amounts related to retainage associated with overbilled contracts, which reduce billings in excess of costs until such payment become payable under contract terms. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	March 31, 2026	December 31, 2025	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts, net	$18,008	$20,889	$(2,881)
Provisions for losses	52	47	5
Total contract liabilities, net	$18,060	$20,936	$(2,876)
Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of contract billings to date over the amount of contract costs and profits (or contract revenue) recognized to date, net of retention receivables. The balance may fluctuate depending on the timing of contract billings and the recognition of contract revenue.

Provisions for losses are recognized in the condensed consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.
Claims and Unapproved Change Orders
Contract assets may include amounts related to claims and unapproved change orders, which arise when there is a dispute regarding changes in scope or pricing, or when additional work is performed or costs are incurred prior to execution of a contract amendment. The Company estimates recoveries related to claims and unapproved change orders as variable consideration using the most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Such amounts are billable upon resolution and execution of contract amendments or other written agreements. The estimated net realizable value of claims and unapproved change orders included within contract assets and contract liabilities was $13.9 million and $13.6 million as of March 31, 2026 and December 31, 2025 respectively.
Net Contract Position
The net underbilling position for contracts in process consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Revenue earned on uncompleted contracts	$634,756	$614,448
Less: Billings to date	(622,601)	(606,083)
Net underbilling	$12,155	$8,365

(in thousands)	March 31, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$30,163	$29,254
Billings in excess of costs and estimated earnings on uncompleted contracts, net	(18,008)	(20,889)
Net underbilling	$12,155	$8,365
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three months ended March 31, 2026 and 2025, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more.
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
As of March 31, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company's ODR and GCR segment contracts were $255.2 million and $188.2 million, respectively. The Company currently estimates that 83% and 67% of its ODR and GCR segment remaining performance obligations as of March 31, 2026, respectively, will be recognized as revenue during 2026, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company's performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $70.7 million and $70.6 million as of March 31, 2026 and December 31, 2025, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount. The Company has the option to assess goodwill for possible impairment by performing a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessments results in a more-likely-than-not determination or if a qualitative assessment is not performed.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three months ended March 31, 2026 and 2025.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments for the three months ended March 31, 2026 and for the year ended December 31, 2025.

(in thousands)	GCR	ODR	Total
Goodwill as of January 1, 2025	4,244	28,790	33,034
Measurement period adjustments - Kent Island Transaction	94	—	94
Measurement period adjustments - Consolidated Mechanical Transaction	—	3	3
Goodwill associated with the Pioneer Power Transaction	10,984	25,630	36,614
Measurement period adjustments - Pioneer Power Transaction	256	599	855
Goodwill as of December 31, 2025	$15,578	$55,022	$70,600
Measurement period adjustments - Pioneer Power Transaction(1)	—	68	68
Goodwill as of March 31, 2026	$15,578	$55,090	$70,668
(1)    Measurement period adjustments recorded during the quarter ended March 31, 2026 reflect changes to the fair value of contract liabilities assumed, resulting in a net increase of approximately $0.1 million to goodwill.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
March 31, 2026
Amortized intangible assets:
Customer relationships	$47,620	$(13,062)	$34,558
Backlog	5,960	(5,920)	40
Trade name, trademarks and intellectual property	5,550	(2,666)	2,884
Total amortized intangible assets	59,130	(21,648)	37,482
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$69,090	$(21,648)	$47,442
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
Total amortization expense for the Company's definite-lived intangible assets was $1.8 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2026	December 31, 2025
Wintrust Revolving Loans	32,380	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 8.60% through 2031	19,268	20,570
Financing liability	5,351	5,351
Total debt	56,999	35,921
Less - Current portion of long-term debt	(4,906)	(5,031)
Less - Unamortized discount and debt issuance costs	(350)	(354)
Long-term debt	$51,743	$30,536
Wintrust Revolving Loans
The Company maintains a senior secured revolving credit facility with Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent, pursuant to a Second Amended and Restated Credit Agreement originally entered into on May 5, 2023 (the “Second A&R Wintrust Credit Agreement”).
On June 27, 2025, LFS, LHLLC, and other designated parties entered into a second amendment to the second amended and restated Wintrust Credit Agreement (the “Second Amendment to the Second A&R Wintrust Credit Agreement”) with Wintrust, as administrative agent, and the other lenders party thereto (the “Wintrust Revolving Loan”). The Second Amendment to the Second A&R Wintrust Credit Agreement provides for, among other things, (i) an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million, (ii) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $10.0 million to $20.0 million, (iii) an extension of the revolving credit scheduled maturity date from February 24, 2028 to July 1, 2030, (iv) a decrease in the applicable margins for Term SOFR and Prime Rate (each defined in the Second Amendment to the Second A&R Wintrust Credit Agreement) revolving loans as determined with reference to LFS’s Senior Leverage Ratio (as defined in the Second Amendment to the Second A&R Wintrust Credit Agreement), (v) a term loan conversion feature, allowing LFS, subject to certain conditions, to convert outstanding revolving loans into one or more term loan tranches, (vi) the removal of certain covenant requirements, specifically in relation to LFS’s Borrowing Base, as formerly defined in the Second A&R Wintrust Credit Agreement, and (vii) modification to certain defined terms to reflect updated operational and financial terms.
Following the execution of the Second Amendment to the Second A&R Wintrust Revolving Loan, the Wintrust Revolving Loan bears interest, at LFS’s option, at either the Term SOFR (with a 0.15% floor) plus 2.50% or the Prime Rate (with a 3.0% floor), subject to a 95 basis point step-down based on the ratio between the senior debt of the Company and its subsidiaries to the EBITDA of LFS and its subsidiaries for the most recently ended four fiscal quarters.

As of March 31, 2026 and December 31, 2025, the Company had $32.4 million and $10.0 million in borrowings outstanding under the Wintrust Revolving Loans, respectively. During the three months ended March 31, 2026, the maximum outstanding borrowings under the Wintrust Revolving Loans at any time was $32.4 million, and the average daily balance was $13.7 million. During the three months ended March 31, 2025, the maximum outstanding borrowings under the Wintrust Revolving Loans at any time was $10.0 million and the average daily balance was $10.0 million. For the three months ended March 31, 2026 and 2025, the Company incurred interest on the Wintrust Revolving Loans at a weighted average annual interest rate of 5.49% and 5.72%, respectively, inclusive of the net impact associated with the Company's interest rate swap arrangement.
At March 31, 2026 and December 31, 2025, the Company had irrevocable letters of credit in the amount of $7.0 million and $5.1 million, respectively, with its lender to secure obligations under its self-insurance program.
As of March 31, 2026, the Company was in compliance with all financial maintenance covenants as required by the Second A&R Wintrust Credit Agreement.
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
The Company accounted for the transaction as a failed sale-leaseback and financing arrangement under ASC 842, as the lease was classified as a finance lease and control of the property did not transfer. Accordingly, no gain or loss was recognized, and the property was not derecognized from the Company’s condensed consolidated balance sheets. Proceeds received were recorded as a financing liability and are repaid through lease payments, which are allocated between principal and interest.
As of March 31, 2026, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company's condensed consolidated balance sheets. For both the three months ended March 31, 2026 and 2025, approximately $0.1 million of interest expense associated with the financing was recognized, respectively.
Note 7 – Equity

The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Incentive Plan
Upon the consummation of the Company's business combination with LHLLC in July 2016, the Company adopted an omnibus incentive plan (as amended, the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder. See Note 14 — Management Incentive Plans for a discussion of the Company's management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Share Repurchase Program
In December 2025, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase up to $50.0 million of shares of its common stock through December 15, 2027. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. Repurchases may also be made under Rule 10b5-1 plans. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of March 31, 2026, the Company has not repurchased any common stock under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company's stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company's common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company's common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2026, the Company issued 3,305 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2025. In January 2025, the Company issued a total of 2,321 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2024. As of March 31, 2026, 375,065 shares remain available for future issuance under the ESPP.
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

The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. The Company did not hold any cash equivalents as of March 31, 2026. Cash equivalents as of December 31, 2025 consisted of overnight repurchase agreements in which cash from the Company's main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For the three months ending March 31, 2026 and 2025, the Company recognized interest income in the aggregate of less than $0.1 million and approximately $0.4 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$—	$—	$—	$—
Total	$—	$—	$—	$—

	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$10,245	$10,245	$—	$—
Total	$10,245	$10,245	$—	$—
Wintrust Revolving Loans
The Company also believes that the carrying value of the Wintrust Revolving Loans approximates its respective fair value due to the variable rate on such debt. As of March 31, 2026, the Company determined that the fair value of the Wintrust Revolving Loans was $32.4 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Company's November 2023 acquisition of Industrial Air, the former owner of Industrial Air was eligible to receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the purchase agreement, if the gross profit of Industrial Air equaled or exceeded (i) $7.6 million in the 12-month period beginning on the closing date of the transaction (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). The Company initially recognized $3.2 million in contingent consideration as of the closing date of the transaction. The fair value of contingent IA Earnout Payments was based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which were reassessed each reporting period. In February 2026 and February 2025, the Company made payments in the amount of $3.5 million and $3.0 million, respectively, to the former owner of Industrial Air related to the First and Second Industrial Air Earnout Periods.
As a part of the total consideration for the Company's September 2024 acquisition of Kent Island, the former owner of Kent Island is eligible to receive up to an aggregate of $5.0 million in cash, consisting of two individual tranches of $2.5 million pursuant to the terms of the purchase agreement, if the gross profit of Kent Island equals or exceeds approximately (i) $3.3 million in the 12-month period beginning on the closing date of the transaction (the “First Kent Island Earnout Period”) or (ii) $0.2 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second Kent Island Earnout Period” and together with the First Kent Island Earnout Period, the “Kent Island Earnout Payments”). The Company initially recognized $4.4 million in contingent consideration as of the closing date of the transaction. The fair value of contingent Kent Island Earnout Payments are based on generating growth rates on the projected gross margins of Kent Island and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In January 2026, the Company made a payment in the amount of $2.5 million to the former owner of Kent Island related to the First Kent Island Earnout Period.
As a part of the total consideration for Company's December 2024 acquisition of Consolidated Mechanical, the former owner of Consolidated Mechanical is eligible to receive up to an aggregate of $2.0 million in cash, consisting of two individual tranches of $1.0 million pursuant to the terms of the purchase agreement, if the gross profit of Consolidated Mechanical equals or exceeds approximately (i) $6.8 million in the 12-month period beginning on the closing date of the transaction (the “First

Consolidated Mechanical Earnout Period”) or (ii) $6.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second Consolidated Mechanical Earnout Period” and together with the First Consolidated Mechanical Earnout Period, the “Consolidated Mechanical Earnout Payments”). The Company initially recognized $0.8 million in contingent consideration as of the closing date of the transaction. The fair value of contingent Consolidated Mechanical Earnout Payments is based on generating growth rates on the projected gross margins of Consolidated Mechanical and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2026, the Company made a payment in the amount of $0.9 million to the former owner of Consolidated Mechanical related to the First Consolidated Mechanical Earnout Period.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of less than $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively, which was presented in the acquisition-related retention expense and contingent consideration in the Company's condensed consolidated statements of operations. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company's contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at March 31, 2026 and December 31, 2025.

		Fair Value at Reporting Date Using
(in thousands)	March 31, 2026	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
First Consolidated Mechanical Earnout Period(1)	$911	$—	$—	$911
Second Kent Island Earnout Period	2,415	—	—	2,415
Other long-term liabilities:
Second Consolidated Mechanical Earnout Period	680	—	—	680
Total	$4,006	$—	$—	$4,006

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second IA Earnout Period(2)	3,500	—	—	3,500
First Kent Island Earnout Period(3)	2,500	—	—	2,500
First Consolidated Mechanical Earnout Period	954	—	—	954
Other long-term liabilities:
Second Kent Island Earnout Period	2,372	—	—	2,372
Second Consolidated Mechanical Earnout Period	636	—	—	636
Total	$9,962	$—	$—	$9,962
(1) In April 2026, the Company made a $0.9 million payment to the former owner of Consolidated Mechanical related to the First Consolidated Mechanical Earnout Period.
(2) In February 2026, the Company made a $3.5 million payment to the former owner of Industrial Air related to the Second IA Earnout Period.
(3) In January 2026, the Company made a $2.5 million payment to the former owner of Kent Island related to the First Kent Island Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of March 31, 2026 and December 31, 2025, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and less than $0.1 million respectively, and is recognized in other assets on the Company's condensed consolidated balance sheets. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized a gain of less than $0.1 million and a loss of approximately $0.1 million, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.
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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company's common stockholders for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
EPS numerator:
Net income	$4,380	$10,214

EPS denominator:
Weighted average shares outstanding – basic	11,759	11,419
Impact of dilutive securities	308	633
Weighted average shares outstanding – diluted	12,068	12,052

EPS:
Basic	$0.37	$0.89
Diluted	$0.36	$0.85

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company's common stock:

	Three Months Ended March 31,
	2026	2025
Service-based RSUs	39	—
Market-based RSUs	5,169	7,451
Total	5,208	7,451
Note 10 – Income Taxes
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
The following table presents our income tax benefit and our income tax rate for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Income tax benefit	$(3,657)	$(2,223)
Income tax rate	(505.6)%	(27.8)%
The U.S. federal statutory tax rate was 21% for each of the three months ended March 31, 2026 and 2025. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the three months ended March 31, 2026 and 2025 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 533.3% and 53.5% for the three months ended March 31, 2026 and 2025 respectively, with the impact varying in prior years.
No valuation allowance was required as of March 31, 2026 or December 31, 2025.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Statement of Operations Data:
Revenue:
ODR	$99,811	$90,393
GCR	39,048	42,715
Total revenue	138,859	133,108

Gross profit:
ODR	22,984	26,161
GCR	8,186	10,558
Total gross profit	31,170	36,719

Selling, general and administrative(1)	28,114	26,518
Acquisition-related retention expense and contingent consideration	149	427
Amortization of intangibles	1,774	1,863
Operating income	$1,133	$7,911

Other (expenses) income:
Interest expense	(701)	(526)
Interest income	15	370
Gain on disposition of property and equipment	238	333
Gain (loss) on change in fair value of interest rate swap	38	(97)
Total other (expenses) income	(410)	80
Income before income taxes	$723	$7,991
(1)    Included within selling, general and administrative expenses was $1.9 million and $1.6 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
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
Former Related Party Lease Agreements. Certain facility leases previously disclosed as related party arrangements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 are no longer considered related party transactions as the counterparties are no longer employees of the Company and otherwise do not meet the definition of related parties. Accordingly, lease payments under these arrangements are reflected as ordinary course operating leases as of March 31, 2026.
Southern California Sublease. In June 2021, the Company entered into a sublease agreement with a third party for the entire ground floor of its leased space in Southern California, consisting of 71,787 square feet. Under the terms of the sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.6 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The initial lease term commenced in September 2021 and continues through April 30, 2027. As of March 31, 2026, the Company remains obligated under the original lease for such office space and, in the event the sublessee of such office space fails to satisfy its obligations under the sublease, the Company would be required to satisfy its obligations directly to the landlord under such original lease.
In addition, during the first quarter of 2022, the Company entered into an amendment to the aforementioned sublease agreement, which, among other things, expanded the sublease premises to include the entire second floor of its leased space in Southern California, consisting of 16,720 square feet. Under the terms of the amended sublease agreement, the sublessee is obligated to pay the Company base rent of approximately $0.8 million per year, which is subject to a 3.0% annual rent increase, plus certain operating expenses and other costs. The amended sublease term commenced in March 2022 and continues through April 30, 2027. For both the three months ended March 31, 2026 and 2025, the Company recorded approximately $0.3 million of income in selling, general and administrative expense related to this sublease agreement.
The following table summarizes the lease amounts included in the Company's condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	March 31, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets(1)(2)	$19,252	$19,792
Finance	Property and equipment, net(3)(4)	20,509	22,002
Total lease assets		$39,761	$41,794

Liabilities
Current
Operating	Current operating lease liabilities	$4,598	$4,379
Finance	Current portion of long-term debt	4,906	5,031
Noncurrent
Operating	Long-term operating lease liabilities	15,224	15,925
Finance	Long-term debt(5)	19,713	20,890
Total lease liabilities		$44,441	$46,225
(1)     Operating lease assets are recorded net of accumulated amortization of $19.0 million at March 31, 2026 and $17.9 million at December 31, 2025.
(2)    Includes approximately $0.7 million and $0.8 million at March 31, 2026 and December 31, 2025, respectively, related to a below-market lease recognized as a result of the Industrial Air acquisition, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $8.7 million at March 31, 2026 and $8.2 million at December 31, 2025.
(4)    Includes approximately $2.2 million of net property assets associated with the Company's Pontiac Facility at both March 31, 2026 and December 31, 2025.
(5)    Includes approximately $5.4 million associated with the Company's sale and leaseback financing transaction at both March 31, 2026 and December 31, 2025. See Note 6 for further detail.

The following table summarizes the lease costs included in the Company's condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2026	2025
Operating lease cost	Cost of revenue(1)	$800	$858
Operating lease cost	Selling, general and administrative(1)	601	447
Finance lease cost
Amortization	Cost of revenue(2)	1,424	929
Interest	Interest expense, net(2)	261	176
Total lease cost		$3,086	$2,410
(1)    Operating lease costs recorded in cost of revenue included $0.1 million of variable lease costs for both the three months ended March 31, 2026 and 2025. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended March 31, 2026 and 2025. These variable costs consist of the Company's proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue includes variable lease costs of $0.8 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of March 31, 2026 were as follows (in thousands):

Year ending:	Vehicles	Pontiac Facility	Total Finance Lease Obligations	Operating Lease Obligations	Sublease Receipts(1)
Remainder of 2026	$4,356	$407	$4,763	$4,191	$854
2027	5,171	555	5,726	5,024	495
2028	4,491	569	5,060	4,205	14
2029	4,659	583	5,242	3,506	—
2030	2,700	597	3,297	2,224	—
Thereafter	2	12,552	12,554	3,972	—
Total minimum lease payments	21,379	15,263	36,642	23,122	$1,363
Financing Component (2)	(2,111)	(9,912)	(12,023)	(3,300)
Net present value of minimum lease payments	19,268	5,351	24,619	19,822
Less: current portion of finance and operating lease obligations	(4,906)	—	(4,906)	(4,598)
Long-term finance and operating lease obligations	$14,362	$5,351	$19,713	$15,224
(1)    Primarily associated with the aforementioned third-party sublease agreement.
(2)     The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	March 31, 2026	December 31, 2025
Weighted average lease term (in years):
Operating	5.25	5.43
Finance (1)	3.76	3.95

Weighted average discount rate:
Operating	6.17%	6.18%
Finance (1)	5.38%	5.41%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,368	$1,296
Operating cash flows from finance leases	205	163
Financing cash flows from finance leases	1,264	851
Right-of-use assets exchanged for lease liabilities:
Operating leases	589	—
Finance leases	—	1,318
Right-of-use assets disposed or adjusted modifying operating leases liabilities	—	—
Right-of-use assets disposed or adjusted modifying finance leases liabilities	9	—
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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company's payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company's employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company's bonding requirements typically increase as the amount of public sector work increases. As of March 31, 2026, the Company had approximately $119.8 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, in the view of the relatively high per-incident deductibles the Company absorbs under its insurance arrangements for these risks. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of

$250,000 per occurrence and a $7.9 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as current and non-current liabilities. The liability is determined by establishing a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the condensed consolidated balance sheets.
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
The components of the self-insurance liability as of March 31, 2026 and December 31, 2025 are as follows:

(in thousands)	March 31, 2026	December 31, 2025
Current liability — workers’ compensation and general liability	$536	$539
Current liability — medical and dental	809	621
Non-current liability	614	915
Total liability	$1,959	$2,075
Restricted cash	$65	$65
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 14 – Management Incentive Plans
The Company maintains the Omnibus Incentive Plan for the purpose of: (a) encouraging the profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s objectives; (b) giving participants an incentive for excellence in individual performance; (c) promoting teamwork among participants; and (d) giving the Company a significant advantage in attracting and retaining key employees, directors and consultants. To accomplish such purposes, the Omnibus Incentive Plan, and such subsequent amendments to the Omnibus Incentive Plan, provides that the Company may grant options, stock appreciation rights, restricted shares, RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards or any combination of the foregoing.
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended March 31, 2026 and 2025, the Company recognized $0.6 million of non-cash stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company's service-based RSU activity for the three months ended March 31, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	87,141	$46.20
Granted	39,081	78.14
Vested	(58,179)	35.61
Forfeited	(1,177)	76.00
Unvested at March 31, 2026	66,866	$73.56

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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million and $0.7 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of March 31, 2026 are related to awards granted in fiscal year 2024.
The following table summarizes the Company's PRSU activity for the three months ended March 31, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	277,245	$21.58
Granted	—	—
Performance factor adjustment(1)	99,690	12.20
Vested	(299,083)	12.20
Forfeited	(1,436)	45.47
Unvested at March 31, 2026	76,416	$45.60
(1)     Performance-based awards covering the three-year period ended December 31, 2025 were paid out in the first quarter of 2026 based on the approval of the Company's Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 150% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 99,690 shares of the Company's common stock as additional awards associated with the original grant.
Market-Based Awards
The Company grants market-based RSUs (“MRSUs”) to certain employees that vest based on the Company's total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index over a three-year performance period. The number of shares that ultimately vest can range from 0% to 150% of the target award, based on the Company's TSR percentile ranking relative to the Russell 2000 Index constituents during the performance period.
Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company's stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three months ended March 31, 2026, and 2025 the Company recognized $0.7 million and $0.3 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	47,786	$89.75
Granted	60,151	82.26
Vested	—	—
Forfeited	(2,302)	86.48
Unvested at March 31, 2026	105,635	$85.56

Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $1.9 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The aggregate fair value as of the vest date of RSUs that vested during the three months ended March 31, 2026 and 2025 was $31.2 million and $29.7 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $12.0 million at March 31, 2026. These costs are expected to be recognized over a weighted average period of 2.00 years.

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
Overview
The Company is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. With approximately 1,600 team members across 21 offices throughout the Eastern and Midwestern regions of the United States, the Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
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
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including favorable leasehold interests and certain customer relationships. Each of the Jake Marshall, ACME, Industrial Air, Kent Island, Consolidated Mechanical and Pioneer Power-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company’s indebtedness, gains and losses on dispositions of property and equipment, changes in the fair value of the Company’s interest rate swap, and interest income earned on overnight repurchase agreements. Deferred financing costs are amortized to interest expense using the effective interest method.

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
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, Inc. (“Pioneer Power”), for a purchase price at closing of $66.1 million paid through a combination of available cash and the Company’s revolving credit facility (the “Pioneer Power Transaction”). Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expanded the Company’s footprint in the core Midwest region and extends its reach into new geographic markets in the upper Midwest. See Note 3 – Acquisition in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s acquisition of Pioneer Power.
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

Comparison of Results of Operations for the three months ended March 31, 2026 and 2025
The following table presents operating results for the three months ended March 31, 2026 and 2025 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended March 31,
	2026			2025
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$99,811	71.9%		$90,393	67.9%
GCR	39,048	28.1%		42,715	32.1%
Total revenue	138,859	100.0%		133,108	100.0%

Gross profit:
ODR	22,984	23.0%	(1)	26,161	28.9%	(1)
GCR	8,186	21.0%	(2)	10,558	24.7%	(2)
Total gross profit	31,170	22.4%		36,719	27.6%

Selling, general and administrative(3)	28,114	20.2%		26,518	19.9%
Acquisition-related retention expense and contingent consideration	149	0.1%		427	0.3%
Amortization of intangibles	1,774	1.3%		1,863	1.4%
Total operating income	1,133	0.8%		7,911	5.9%

Other income	(410)	(0.3)%		80	0.1%
Total income before income taxes	723	0.5%		7,991	6.0%
Income tax benefit	(3,657)	(2.6)%		(2,223)	(1.7)%
Net income	$4,380	3.2%		$10,214	7.7%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.9 million and $1.6 million of non-cash stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
Revenue

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$99,811	$90,393	$9,418	10.4%
GCR	39,048	42,715	(3,667)	(8.6)%
Total revenue	$138,859	$133,108	$5,751	4.3%
Revenue for the three months ended March 31, 2026 increased by $5.8 million, or 4.3%, to $138.9 million, compared to $133.1 million for the three months ended March 31, 2025. The increase in revenue was primarily attributable to the acquisition of Pioneer Power, which contributed $23.5 million of acquisition-related revenue for the three months ended March 31, 2026. Acquisition-related revenue represents incremental revenue generated in 2026 by an acquired business only for the twelve-month period subsequent to its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. This increase was offset by a revenue decline in the Company’s organic operations of $17.8 million for the three months ended March 31, 2026. The decline in organic revenue reflects the impact of lower bookings in the middle of 2025 and normal seasonal patterns among industrial customers. More recent booking activity has strengthened significantly, which the Company expects will drive revenue growth as the year progresses.
ODR revenue for the three months ended March 31, 2026 increased by $9.4 million, or 10.4%, to $99.8 million, compared to $90.4 million for the three months ended March 31, 2025. This increase was primarily attributable to the acquisition of Pioneer Power, which contributed approximately $14.3 million in ODR revenue in the current period. The Company’s organic ODR operations decreased approximately $4.9 million, primarily due to the timing of sales and backlog burn across certain markets.
GCR revenue for the three months ended March 31, 2026 decreased by $3.7 million, or 8.6%, to $39.0 million, compared to $42.7 million for the three months ended March 31, 2025. The decrease in period-over-period GCR revenue was primarily attributable to lower GCR organic revenue of $12.9 million. This decline was partially offset by an incremental increase in GCR acquisition-related revenue of approximately $9.2 million from the Pioneer Power acquisition.
Gross Profit

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$22,984	$26,161	$(3,177)	(12.1)%
GCR	8,186	10,558	(2,372)	(22.5)%
Total gross profit	$31,170	$36,719	$(5,549)	(15.1)%

Total gross profit as a percentage of total revenue	22.4%	27.6%
The Company's gross profit for the three months ended March 31, 2026 decreased by $5.5 million, or 15.1%, to $31.2 million, compared to $36.7 million for the three months ended March 31, 2025. The decrease was primarily driven by lower gross margin percentages in both our ODR and GCR segments.
ODR gross profit decreased $3.2 million, or 12.1%, as segment margins declined to 23.0% from 28.9% in the prior year period, despite higher revenue. The decrease in gross margin was primarily driven by lower fixed cost absorption due to seasonal revenue levels and higher fixed costs, the absence of higher net project write-ups that benefited the prior-year period and the current lower margin profile of Pioneer Power. As the Company advances its integration strategy of Pioneer Power, management expects gross margins to improve as 2026 progresses. Operational and pricing improvement initiatives are underway to enhance profitability at Pioneer Power with the goal of bringing gross margins in line with the Company average over the next two to three years.
GCR gross profit decreased $2.4 million, or 22.5%, reflecting lower revenue and a decline in segment gross margin to 21.0% compared to 24.7% in the prior year period. The decrease in gross margin was primarily due to lower margin work associated with Pioneer Power and the absence of higher total net project write ups that benefited the prior-year period.
As a result, total gross profit margin decreased to 22.4% for the three months ended March 31, 2026 from 27.6% for the same period in 2025.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more during the three months ended March 31, 2026 and 2025.
Selling, General and Administrative

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$28,114	$26,518	$1,596	6.0%

Total selling, general and administrative as a percentage of total revenue	20.2%	19.9%

The Company's total SG&A expenses for the three months ended March 31, 2026 increased by approximately $1.6 million, or 6.0%, compared to the three months ended March 31, 2025. The increase in total SG&A included $0.6 million of acquisition-related SG&A expenses associated with Pioneer Power. Acquisition-related SG&A represents SG&A expenses incurred in 2026 by an acquired business only for the twelve-month period subsequent to its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. Organic SG&A increased approximately $1.0 million primarily due to a $1.6 million increase in payroll related expenses, partly offset by a $0.3 million decrease in travel and entertainment related expenses. SG&A expense, as a percentage of revenue, increased to 20.2% for the three months ended March 31, 2026 as compared to 19.9% for the three months ended March 31, 2025.
Acquisition-Related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $0.1 million and $0.4 million for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, these expenses included approximately $0.1 million of acquisition-related retention expense associated with the Pioneer Power transaction, which was not incurred in the prior year period. As part of the Pioneer Power acquisition, the Company entered into retention agreements with certain key employees of the acquired business. Retention-related compensation is recognized as expense ratably over the requisite service period, which extends through December 2027, and is contingent upon continued employment.
In addition, the Company recognized a less than $0.1 million increase in the fair value of contingent consideration during the three months ended March 31, 2026, compared to a $0.4 million increase during the three months ended March 31, 2025. The change in the fair value of contingent consideration represents a non-cash expense and was primarily attributable to updated estimates regarding the probability of achieving the gross profit targets underlying the earnout arrangements as of March 31, 2026 and 2025.
See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's earnout arrangements.
Amortization of Intangibles

	Three Months Ended March 31,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,774	$1,863	$(89)	(4.8)%
Total amortization expense for the three months ended March 31, 2026 and 2025 was $1.8 million and $1.9 million, respectively. The period-over-period decrease in amortization expense was primarily due to certain finite-lived intangible assets becoming fully amortized. This decrease was partially offset by incremental amortization expense related to intangible assets recognized in connection with the Pioneer Power acquisition, which was not included in the prior-year period.
See Note 5 - Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company's intangible assets.
Other (Expenses) Income

	Three Months Ended March 31,
	2026	2025	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(701)	$(526)	$(175)	33.3%
Interest income	15	370	(355)	(95.9)%
Gain on disposition of property and equipment	238	333	(95)	(28.5)%
Gain (loss) on change in fair value of interest rate swap	38	(97)	135	139.2%
Total other (expenses) income	$(410)	$80	$(490)	(612.5)%
Total other expenses for the three months ended March 31, 2026 increased approximately $0.5 million as compared to total other income for the three months ended March 31, 2025. The change period-over-period was primarily driven by a $0.4 million decrease in interest income due to reduced cash and cash equivalent balances period-over-period and lower yields on invested balances, as well as a $0.2 million increase in interest expense related to greater borrowings under the Company’s revolving credit facility and higher financing costs associated with a larger vehicle fleet period-over-period.
Income Taxes
The Company recorded an income tax benefit of $3.7 million for the three months ended March 31, 2026 compared to $2.2 million for the three months ended March 31, 2025. The effective tax rate was (505.6)% and (27.8)% for the three months ended March 31, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. In particular, the Company’s effective rate for the three months ended March 31, 2026 and 2025 were materially impacted by “excess tax benefits on stock-based compensation” recognized discretely during the first quarter of each year as a result of the Company’s stock price at the RSU vesting dates resulting in increased tax deductions for the Company. This benefit reduced the effective tax rate by 533.3% and 53.5% for the three months ended March 31, 2026 and 2025 respectively, with the impact varying in prior years.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. While backlog provides a measure of work expected to be performed in future periods, it is not necessarily a reliable indicator of future revenue or overall performance of the Company. A substantial portion of the Company’s contracts, particularly within its ODR operations, are short-cycle in nature and may be awarded and substantially completed within a short period following award. These projects typically have short lead times and rapid burn rates and, as a result, are generally not included in reported backlog. Consequently, fluctuations in reported backlog may not correlate with changes in overall market demand, revenue generation, or operational performance. Additional information related to the Company’s remaining performance obligations is provided in Note 4 — Revenue from Contracts with Customers in the accompanying notes to its condensed consolidated financial statements.
The Company's ODR backlog was $276.4 million and $255.8 million as of March 31, 2026 and December 31, 2025, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its construction-type and service contracts. Based on historical trends, the Company currently estimates that 82% of its ODR backlog as of March 31, 2026 will be recognized as revenue over the remainder of 2026. The Company's ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company's GCR backlog was $188.2 million and $141.8 million as of March 31, 2026 and December 31, 2025, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 67% of its GCR backlog as of March 31, 2026 will be recognized as revenue over the remainder of 2026. Additionally, the reduction in GCR backlog has been intentional as the Company looks to focus on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company continues to monitor evolving macroeconomic conditions and heightened geopolitical risks. Economic and trade policy uncertainty has remained elevated in 2026. Rising trade tensions and changes in trade policy, including tariffs, global conflicts, labor disruptions, and evolving regulations may continue to contribute to inflationary pressures, supply chain disruptions, and pricing and lead-time volatility for certain materials and equipment. The Company continues to work closely with suppliers and subcontractors to mitigate potential shortages and manage supply and pricing volatility. The Company anticipates continued uncertainty with respect to inflation and other macroeconomic trends for the foreseeable future.
The Company continues to evaluate the extent to which these conditions may impact its business, financial condition, and results of operations. During periods of economic uncertainty, customers may delay or cancel large capital projects, including new construction or significant mechanical system upgrades. At the same time, demand for the Company’s service, maintenance, and repair offerings may remain stable or increase as customers prioritize maintaining existing systems over capital-intensive replacements. Economic uncertainty may also result in increased competition and pricing pressure, which could adversely affect revenue and margins. The Company believes its diversified service offerings and customer base help reduce exposure to market volatility. While the Company believes its remaining performance obligations generally represent firm commitments, project timing may shift due to customer scheduling decisions or the availability and timing of critical equipment. Prolonged delays could result in customers seeking to defer, modify, or terminate existing or pending agreements. Any of these events could have a material adverse effect on the Company’s business, financial condition, and results of operations.
In addition, the U.S. federal government experienced a lapse in appropriations that resulted in a partial shutdown from October 1, 2025 through November 12, 2025. The shutdown contributed to delays in the approval and funding of federally sponsored projects, interruptions in the issuance of new contracts, and deferred decision-making by government agencies. The Company experienced impacts to its operations as a result of the shutdown; however, those impacts were not material to its financial position or results of operations. The Company continues to monitor for any potential ongoing effects on project timing, awards, or customer procurement activity.
The Company also believes that starting in 2026, certain of the markets in which it sources materials, equipment and in certain instances subcontracted services have experienced, and may continue to experience, consolidation. Given this trend, the Company continues to actively manage these supplier and subcontractor relationships with the ultimate view and goal of providing services to the Company’s customers in an effort to be an indispensable building systems solutions firm.
Notwithstanding those active managerial efforts with that goal in mind, the Company understands that if it is not successful in these managerial efforts that increased consolidation among suppliers and/or subcontractors could over time impair our ability to deliver services efficiently, competitively price our offerings, or meet customer expectations.
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
Pillar I
Organic ODR Growth. In focusing on improved profitability and sustainable, quality growth, the Company has dedicated its resources toward the organic growth of its ODR segment, as the scope of services provided within this segment typically yields higher margins compared to its GCR segment. For fiscal year 2025, the Company further expanded its growth within the ODR segment where it generated 75.1% of its total consolidated revenue, achieving its 2025 ODR segment revenue target of 70% - 80%. Going forward, the Company believes its disciplined, owner-focused operating model, supported by a full life cycle of engineered solutions and craft expertise, positions it as a long-term partner to building owners with mission-critical systems. Although ODR represented 71.9% of total consolidated revenue for the three months ended March 31, 2026, compared to 75.1% for fiscal year 2025, the Company does not view this variation as indicative of a change in its long-term strategy or expected revenue mix and continues to expect ODR to represent approximately 75% to 80% of total revenue for the full year.
Improved GCR Segment Margins. In the Company’s GCR segment, the Company has been able to improve the margins by focusing on improving project execution and profitability by pursuing opportunities that are smaller in size and shorter in duration and where it can leverage its captive design and engineering services. The Company believes that it is appropriate to reduce risk and exposure to large, complex, non-owner direct projects where such projects have historically presented risks that can be difficult to mitigate, which does not align with the Company’s risk-adjusted return expectations. Going forward, the Company believes it has reached a level in which the GCR segment stabilizes as a result of its disciplined focus on smaller, shorter-duration projects that are expected to contribute more consistent gross margins.

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
Pillar III
Growth Through Acquisitions. As the Company’s business generates increasing cash flow and earnings, management believes it is well-positioned to pursue targeted acquisitions as a strategic capital investment. The Company continues to build its internal capabilities, processes and leadership capacity necessary to evaluate, execute and integrate acquisitions on a disciplined and repeatable basis, while seeking to leverage existing systems, national and geographic presence and operational investments to their maximum potential over time. The Company remains focused on disciplined capital deployment and cultural alignment to ensure acquisitions contribute to long-term value creation. See Note 3 – Acquisitions in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s most recent acquisition activity.
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
Effect of Inflation and Tariffs

The prices of key inputs used in the Company’s projects and service operations, including steel, pipe, copper, and certain equipment and components, remain subject to volatility, including increases driven by inflation, tariffs, supply constraints, and price escalation. These factors can, at times, be material to the Company’s results of operations and financial condition, particularly on fixed-price projects and where equipment lead times extend beyond procurement windows. During the three months ended March 31, 2026, the Company continued to experience selective pricing pressure and extended lead times for certain materials and equipment, although such impacts were not material to its consolidated results of operations or financial condition.

Where appropriate, the Company seeks to mitigate these impacts by (i) incorporating cost escalation assumptions and/or escalation provisions into bids and proposals, (ii) limiting bid acceptance periods, (iii) procuring materials and equipment earlier in the project lifecycle, including through fixed-price purchase orders where feasible, and (iv) negotiating with suppliers and subcontractors to manage pricing and delivery terms. Despite these efforts, sustained inflationary pressures, supply chain disruptions, labor shortages, or rapid changes in tariff regimes could increase costs, reduce margins, and/or require the Company to defer or re-sequence projects, which could adversely affect the pace at which backlog converts to revenue.

The Company continues to monitor developments in U.S. trade policy, including tariffs imposed under Section 232 of the Trade Expansion Act of 1962 on imported steel, aluminum, and certain derivative products, as well as the potential for additional duties, exemptions, or retaliatory measures. These actions could increase costs, impact the availability and lead times of certain materials and components, and alter competitive dynamics. In the Company’s ODR segment, which generally operates on shorter sales cycles, the Company can often adjust pricing to reflect cost increases; however, may still be unable to recover all cost increases in a timely manner, particularly for fixed-price contracts and long-lead equipment orders. Accordingly, the Company cannot predict the ultimate impact of tariffs or other trade restrictions on its business, results of operations, or financial condition.
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
The following table presents summary cash flow information for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$(7,810)	$2,241
Investing activities	(107)	(1,925)
Financing activities	12,338	(7,156)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,421	$(6,840)

Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$—	$(94)
Right of use assets obtained in exchange for new operating lease liabilities	589	—
Right of use assets obtained in exchange for new finance lease liabilities	—	1,318
Right of use assets disposed or adjusted modifying finance lease liabilities	9	—
Interest paid	689	526
Cash paid for income taxes	$—	$—
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month and then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of March 31, 2026 and December 31, 2025, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing current backlog is projected to support a portion of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with the cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	March 31, 2026	December 31, 2025
Current assets	$191,759	$195,049
Current liabilities	(112,375)	(135,086)

Net working capital	$79,384	$59,963
Current ratio (1)	1.71	1.44
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements, as of March 31, 2026, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows (Used in) Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Three Months Ended March 31,
(in thousands)	2026	2025	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$4,380	$10,214	$(5,834)
Non-cash operating activities(1)	3,719	5,058	(1,339)
Changes in operating assets and liabilities:
Accounts receivable	12,583	8,900	3,683
Contract assets and contract liabilities, net(2)	(3,962)	(1,908)	(2,054)
Other current assets	(3,970)	(2,345)	(1,625)
Accounts payable, including retainage	(12,045)	(6,006)	(6,039)
Accrued taxes payable	—	(339)	339
Operating lease liabilities	(1,072)	(985)	(87)
Accrued expenses and other current liabilities	(4,248)	(9,582)	5,334
Payment of contingent consideration liability in excess of acquisition-date fair value	(2,895)	(711)	(2,184)
Other long-term liabilities	(300)	(55)	(245)
Cash used in working capital	(15,909)	(13,031)	(2,878)
Net cash (used in) provided by operating activities	$(7,810)	$2,241	$(10,051)

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
(2)The Company refined the presentation of contract-related balances within operating activities of the consolidated statements of cash flows. Changes in contract assets and contract liabilities are now presented on a net basis, rather than as separate line items, to align with the Company’s presentation of net contract positions. Prior-period amounts have been conformed for comparability, where applicable. This presentation change did not impact net cash provided by operating activities.
During the three months ended March 31, 2026, the Company used $7.8 million in cash from its operating activities, which consisted of cash used in working capital of $15.9 million, partly offset by net income of $4.4 million and certain non-cash adjustments of $3.7 million. During the three months ended March 31, 2025, the Company generated $2.2 million from its operating activities, which consisted of net income of $10.2 million and certain non-cash adjustments of $5.1 million, partly offset by cash used in working capital of $13.0 million.
The change in operating cash flows during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to a $5.8 million decrease in net income, a $6.0 million unfavorable change in accounts payable, including retainage, due to the timing of vendor payments and a $2.2 million increase in payments of contingent consideration liability in excess of acquisition-date fair value. In addition, there was a $2.1 million unfavorable change in contract assets and contract liabilities, net, and a $1.6 million unfavorable change in other current assets, each reflecting the timing of billings, collections and other working capital activity. These uses of cash were partially offset by a $3.7 million favorable change in accounts receivable due to the timing of cash collections and a $5.3 million favorable change in accrued expenses and other current liabilities due to the timing of payments.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.1 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities for the three months ended March 31, 2026 included a cash outflow of $0.4 million related to the purchase of property and equipment, partially offset by $0.3 million in proceeds from the sale of property and equipment. Cash used in investing activities for the three months ended March 31, 2025 included a cash outflow of $2.2 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $0.3 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchases in 2025, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by (Used in) Financing Activities
Cash flows provided by financing activities were $12.3 million for the three months ended March 31, 2026 compared to cash flows used in financing activities of $7.2 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company borrowed $54.5 million on its revolving credit facility and recognized additional financing cash inflows of $5.9 million associated with the sale of shares to satisfy employee tax withholding requirements and $0.4 million associated with proceeds from employee contributions to the ESPP. These financing cash inflows were partially offset by $32.1 million of repayments on the Company's revolving credit facility, $12.0 million in taxes paid related to the net share settlement of equity awards, $1.3 million for payments on finance leases and payments of $3.5 million and $2.5 million to the former owners of Industrial Air and Kent Island, respectively, related to their earnout arrangements, of which $3.1 million was collectively recognized as a cash outflow from financing activities.
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
The following table reflects our available funding capacity, subject to covenant restrictions, as of March 31, 2026:

(in thousands)
Cash & cash equivalents(1)		$15,766
Credit agreement:
A&R Wintrust Revolving Loans	$100,000
Outstanding borrowings on the A&R Wintrust Revolving Loans(2)	(32,380)
Outstanding letters of credit	(6,950)
Net credit agreement capacity available		60,670
Total available funding capacity		$76,436
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2026 consisted of certain overnight repurchase agreements.
(2)    The Company intends to deploy free cash flow to continue to reduce its borrowings under its revolving credit facility.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the three months ended March 31, 2026. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $15.8 million as of March 31, 2026, cash payments to be received from existing and new customers, and availability of borrowing under the A&R Wintrust Revolving Loan (pursuant to which we had $60.7 million of availability as of March 31, 2026) will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	March 31, 2026	December 31, 2025
Wintrust Revolving Loans	32,380	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.40% to 8.60% through 2031	19,268	20,570
Financing liability	5,351	5,351
Total debt	56,999	35,921
Less - Current portion of long-term debt	(4,906)	(5,031)
Less - Unamortized discount and debt issuance costs	(350)	(354)
Long-term debt	$51,743	$30,536
See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of March 31, 2026 and December 31, 2025, the Company had approximately $119.8 million and $156.6 million in surety bonds outstanding, respectively. The Company believes that its $1 billion bonding capacity provides us with a significant competitive advantage relative to many of our competitors which we believe have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
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
The Company is self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as a current liability in accrued expenses and other current liabilities. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
Multiemployer Pension Plans
The Company participates in approximately 70 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.
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
Management believes there have been no significant changes during the three months ended March 31, 2026, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under the Wintrust Revolving Loan in excess of the amounts covered by the Company’s interest rate swap arrangement. As of March 31, 2026, the Company had $32.4 million of direct borrowings outstanding under the Wintrust Revolving Loan. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, a hypothetical 100 basis point increase in interest rates on our variable-rate debt (excluding the portion hedged by the swap) as of March 31, 2026 would result in an approximate $0.2 million increase in annualized interest expense. Conversely, a 100 basis point decrease in interest rates would result in a comparable decrease in annualized interest expense. Actual results could differ from these estimates due to fluctuations in borrowing levels and other factors. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of March 31, 2026 were $15.8 million. The Company maintains a disciplined cash management strategy whereby excess cash is invested in overnight repurchase agreements only when outstanding borrowings under its revolving credit facility are $10.0 million or less. When borrowings exceed this threshold, the Company generally deploys available cash to reduce outstanding revolver borrowings to approximately $10.0 million. For the three ended March 31, 2026, the Company recognized interest income of less than $0.1 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of March 31, 2026, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Our dependence on subcontractors and suppliers, including risks associated with increased supplier and subcontractor consolidation, labor market conditions and cost inflation, could increase costs disrupt project execution, and adversely affect our profitability and cash flows.
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
The markets in which we source materials, equipment and, in certain instances, subcontracted services, have experienced, and may continue to experience, consolidation. As a result, a smaller number of suppliers and subcontractors may have increased bargaining power, which could enable them to impose less favorable terms, including pricing increases, more restrictive payment terms, reduced flexibility, or limitations on availability, capacity or service levels. Increased concentration among suppliers and subcontractors may also reduce competition, limit our ability to negotiate commercially favorable arrangements, increase our dependence on a narrower group of counterparties, and constrain our ability to secure materials or services on advantageous terms. In certain circumstances, we may be unable to pass through increased costs or less favorable terms to our customers.
Labor shortages, wage inflation and increased costs for subcontracted services, as well as sustained increases in supplier or subcontractor pricing or changes in payment terms, may increase project costs, reduce profitability and increase working capital requirements. Any disruptions in availability, delays in delivery, failures in performance, or inability to obtain materials or subcontracted services on acceptable terms could impair our ability to execute projects, meet customer expectations or competitively price our services, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

During the three months ended March 31, 2026, the following officer of the Company adopted a Rule 10b5-1 trading arrangement.

Name and Title	Date of Adoption(1)	Scheduled Expiration Date(2)	Aggregate Number of Shares of Common Stock to be Purchased or Sold
Jay A. Sharp, Executive Vice President, Sales	March 14, 2026	March 31, 2027	Sale of 19,965 shares of common stock
(1)    Transactions under the Rule 10b5-1 plan commence no earlier than 90 days after adoption.
(2)    The plan expires on March 31, 2027 or upon the earlier completion of all authorized transactions under the plan.
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
Date: May 5, 2026