Form 10-Q
period 2026-06-30
Limbach Holdings, Inc.
filed 2026-08-04
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of August 3, 2026, there were 11,924,993 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and the Company management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and its directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date. The Company does not undertake any obligations to update, add or to otherwise correct any forward-looking statements contained herein to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date hereof or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, the Company’s results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include: (i) intense competition in our industry; (ii) ineffective management of the size and cost of our operations; (iii) our dependence on a limited number of customers; (iv) unexpected adjustments to our backlog or cancellations of orders in our backlog; (v) cost of overruns under our contracts; (vi) timing of the award and performance of new contracts; (vii) significant costs in excess of the original project scope and contract amount without having an approved change order; (viii) our failure to adequately recover on claims brought by us against contractors, project owners or other project participants for additional contract costs; (ix) risks associated with placing significant decision making powers with our subsidiaries' management; (x) acquisitions, divestitures, and other strategic transactions could fail to achieve financial or strategic objectives, disrupt our ongoing business, and adversely impact our results of operations; (xi) design errors and omissions in connection with Design/Build and Design/Assist contracts; (xii) delays and/or defaults in customer payments; (xiii) unsatisfactory safety performance; (xiv) labor disputes with unions representing our employees; (xv) strikes or work stoppages; (xvi) misconduct by our employees, subcontractors or partners, or our overall failure to comply with laws or regulations; (xvii) our dependence on subcontracts and suppliers of equipment and materials; (xviii) price increases in materials; (xix) changes in energy prices; (xx) our inability to identify and contract with qualified Disadvantaged Business Enterprise (“DBE”) contractors to perform as subcontractors; (xxi) reputational harm arising from our participation in construction joint ventures; (xxii) any difficulties in the financial and surety markets; (xxiii) our inability to obtain necessary insurance due to difficulties in the insurance markets; (xxiv) our use of the cost-to-cost method of accounting could result in a reduction or reversal of previously recorded revenue or profits; (xxv) impairment charges for goodwill and intangible assets; (xxvi) unexpected expenses arising from contractual warranty obligations; (xxvii) increased costs or limited supplies of raw materials and products used in our operations arising from recent and potential changes in U.S. trade policies and retaliatory responses from other countries; (xxviii) rising inflation and/or interest rates, or deterioration of the United States economy and conflicts around the world; (xxix) increased debt service obligations due to our variable rate indebtedness; (xxx) failure to remain in compliance with covenants under our debt and credit agreements or service our indebtedness; (xxxi) our inability to generate sufficient cash flow to meet all of our existing or potential future debt service obligations; (xxxii) significant expenses and liabilities arising under our obligation to contribute to multiemployer pension plans; (xxxiii) a pandemic, epidemic or outbreak of an infectious disease in the markets in which we operate or that otherwise impacts our facilities or suppliers; (xxxiv) future climate change; (xxxv) market or regulatory responses to climate change; (xxxvi) increasing scrutiny and changing expectations from investors and customers with respect to our environmental, social and governance practices; (xxxvii) adverse weather conditions, which may harm our business and financial results; (xxxviii) information technology system failures, network disruptions or cyber security breaches, events or attacks; (xxxix) changes to our outsourced software or infrastructure vendors as well as any sudden loss, breach of security, disruption or unexpected data or vendor loss associated with our information technology systems; (xl) changes in laws, regulations or requirements, or a material failure of any of our subsidiaries or us to comply with any of them; (xli) becoming barred from future government contracts due to violations of the applicable rules and regulations; (xlii) costs associated with compliance with environmental, safety and health regulations; (xliii) our failure to comply with immigration laws and labor regulations; and (xliv) those factors described under Part I, Item 1A “Risk Factors” of the Company’s most recent Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$17,529	$11,345
Restricted cash	65	65
Accounts receivable (net of allowance for credit losses of $462 and $396, respectively)	149,328	133,205
Contract assets, net	41,587	45,467
Income tax receivable	2,201	—
Other current assets	12,438	4,967
Total current assets	223,148	195,049

Property and equipment, net	39,166	43,309
Intangible assets, net	45,776	49,187
Goodwill	72,644	70,600
Operating lease right-of-use assets	18,220	19,792
Deferred tax asset	4,739	2,917
Other assets	314	276
Total assets	$404,007	$381,130

LIABILITIES
Current liabilities:
Current portion of long-term debt	$4,862	$5,031
Current operating lease liabilities	4,592	4,379
Accounts payable, including retainage	80,333	74,172
Contract liabilities, net	35,127	20,936
Accrued income taxes	—	1,152
Accrued expenses and other current liabilities	25,332	29,416
Total current liabilities	150,246	135,086
Long-term debt	35,842	30,536
Long-term operating lease liabilities	14,290	15,925
Other long-term liabilities	481	3,922
Total liabilities	200,859	185,469
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 12,100,719 and 11,806,466, respectively, and 11,921,067 and 11,626,814 outstanding, respectively	1	1
Additional paid-in capital	95,695	97,335
Treasury stock, at cost (179,652 shares at both period ends)	(2,000)	(2,000)
Retained earnings	109,452	100,325
Total stockholders’ equity	203,148	195,661
Total liabilities and stockholders’ equity	$404,007	$381,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$173,457	$142,241	$312,316	$275,349
Cost of revenue	136,164	102,415	243,853	198,804
Gross profit	37,293	39,826	68,463	76,545
Operating expenses:
Selling, general and administrative	28,116	26,632	56,230	53,150
Acquisition-related retention expense and contingent consideration	230	795	379	1,222
Amortization of intangibles	1,695	1,757	3,469	3,620
Total operating expenses	30,041	29,184	60,078	57,992
Operating income	7,252	10,642	8,385	18,553
Other (expenses) income:
Interest expense	(773)	(563)	(1,474)	(1,089)
Interest income	1	334	16	704
Gain on disposition of property and equipment	81	407	319	740
Gain (loss) on change in fair value of interest rate swap	22	(56)	60	(153)
Total other (expense) income	(669)	122	(1,079)	202
Income before income taxes	6,583	10,764	7,306	18,755
Income tax expense (benefit)	1,836	3,002	(1,821)	779
Net income	$4,747	$7,762	$9,127	$17,976

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.40	$0.67	$0.77	$1.56
Diluted	$0.39	$0.64	$0.76	$1.48
Weighted average number of shares outstanding:
Basic	11,921,067	11,624,639	11,840,680	11,522,614
Diluted	12,040,218	12,114,221	12,047,368	12,106,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2025	11,806,466	(179,652)	$1	$97,335	$(2,000)	$100,325	$195,661
Non-cash stock-based compensation	—	—	—	1,854	—	—	1,854
Shares issued related to vested restricted stock units	290,948	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(5,817)	—	—	(5,817)
Shares issued related to employee stock purchase plan	3,305	—	—	257	—	—	257
Net income	—	—	—	—	—	4,380	4,380
Balance at March 31, 2026	12,100,719	(179,652)	$1	$93,629	$(2,000)	$104,705	$196,335
Non-cash stock-based compensation	—	—	—	2,066	—	—	2,066
Net income	—	—	—	—	—	4,747	4,747
Balance at June 30, 2026	12,100,719	(179,652)	$1	$95,695	$(2,000)	$109,452	$203,148

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130
Non-cash stock-based compensation	—	—	—	1,642	—	—	1,642
Net income	—	—	—	—	—	7,762	7,762
Balance at June 30, 2025	11,804,291	(179,652)	$1	$93,296	$(2,000)	$79,237	$170,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$9,127	$17,976
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,725	7,995
Provision for credit losses	224	139
Non-cash stock-based compensation expense	3,920	3,236
Non-cash operating lease expense	2,223	1,992
Amortization of debt issuance costs	32	21
Deferred income tax (benefit) provision	(1,821)	128
Gain on sale of property and equipment	(319)	(740)
Acquisition-related retention expense and contingent consideration	379	1,222
(Gain) loss on change in fair value of interest rate swap	(60)	153
Changes in operating assets and liabilities:
Accounts receivable	(16,347)	6,455
Contract assets and contract liabilities, net(1)	15,913	(10,775)
Other current assets	(7,471)	(1,040)
Accounts payable, including retainage	6,123	(5,428)
Prepaid income taxes	(2,201)	(1,916)
Accrued taxes payable	(1,152)	(1,470)
Operating lease liabilities	(2,134)	(1,968)
Accrued expenses and other current liabilities	(397)	(10,890)
Payments of contingent consideration liability in excess of acquisition-date fair value	(3,404)	(711)
Other long-term liabilities	(432)	(137)
Net cash provided by operating activities	10,928	4,242
Cash flows from investing activities:
Consolidated Mechanical Transaction, measurement period adjustment	—	(3)
Proceeds from sale of property and equipment	380	926
Advances from joint ventures	1	—
Purchases of property and equipment	(1,046)	(3,075)
Net cash used in investing activities	(665)	(2,152)
Cash flows from financing activities:
Payments on Wintrust Revolving Loan	(93,128)	—
Proceeds from Wintrust Revolving Loan	100,628	—
Payments of debt issuance costs	—	(125)
Payments of contingent consideration liability up to acquisition-date fair value	(3,507)	(2,289)
Payments on finance leases	(2,501)	(1,767)
Proceeds from the sale of shares to cover employee taxes	5,945	6,344
Taxes paid related to net-share settlement of equity awards	(12,037)	(10,684)
Proceeds from contributions to Employee Stock Purchase Plan	521	441
Net cash used in financing activities	(4,079)	(8,080)
Increase (decrease) in cash, cash equivalents and restricted cash	6,184	(5,990)
Cash, cash equivalents and restricted cash, beginning of period	11,410	44,995
Cash, cash equivalents and restricted cash, end of period	$17,594	$39,005
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$—	$(94)
Right of use assets obtained in exchange for new operating lease liabilities	710	1,676
Right of use assets obtained in exchange for new finance lease liabilities	177	7,933
Right of use assets disposed or adjusted modifying finance lease liabilities	20	—
Interest paid	1,453	1,058
Cash paid for income taxes	$3,353	$4,023

(1) The Company refined the presentation of contract-related balances within operating activities of the condensed consolidated statements of cash flows. Changes in contract assets and contract liabilities are now presented on a net basis, rather than as separate line items, to align with the Company’s presentation of net contract positions. Prior-period amounts have been conformed for comparability, where applicable. This presentation change did not impact net cash provided by operating activities.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “our”), a Delaware corporation headquartered in Tampa, Florida is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. As of June 30, 2026, the Company had approximately 1,600 employees across 21 offices throughout the Eastern and Midwestern regions of the United States. The Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
The Company operates in two segments, (i) Owner Direct Relationships (“ODR”), in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) General Contractor Relationships (“GCR”), in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company’s work is primarily performed under fixed-price, modified fixed price, and time and materials contracts over periods of typically less than two years.
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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and applicable rules of Regulation S-X of the Securities and Exchange Commission (“SEC”). Consequently, certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Readers of this report should refer to the consolidated financial statements and the notes thereto included in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 2, 2026.
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

Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2026, its results of operations and equity for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 2, 2026, but is presented as condensed and does not contain all of the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Update (“ASC”) Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected to apply the practical expedient to its current accounts receivable and contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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
Note 3 – Acquisitions
Pioneer Power
On July 1, 2025 (the "Pioneer Power Effective Date"), the Company, through LFS, acquired all of the outstanding equity interests of Pioneer Power (the “Pioneer Power Transaction”) for net cash consideration of $65.7 million, after giving effect to cash acquired as part of the transaction. The acquisition was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility. Approximately $4.1 million of the cash consideration was initially held in escrow for indemnification purposes, a portion of which has subsequently been released. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest regions. The acquisition further expanded the Company’s footprint in the core Midwest and extended its reach into new geographic markets in the upper Midwest regions. As a result of the Pioneer Power Transaction, Pioneer Power became a wholly-owned indirect subsidiary of the Company.
The Pioneer Power Transaction was accounted for as a business combination using the acquisition method of accounting. As a result of the acquisition, the Company recognized goodwill of $39.5 million, which was allocated between the Company’s ODR and GCR segments and is expected to be fully deductible for income tax purposes. The goodwill recognized is primarily attributable to anticipated future earnings of the acquired business.
During the measurement period, the Company recorded measurement period adjustments related to the Pioneer Power Transaction as additional information became available regarding the facts and circumstances that existed as of the acquisition date. The Company finalized the purchase price allocation during the three months ended June 30, 2026, and the measurement period expired on June 30, 2026. The following table presents the final purchase price allocation, including cumulative measurement period adjustments recorded through June 30, 2026. Any excess of the purchase price over the fair value of the identifiable net assets acquired was recorded as goodwill.

(in thousands)	Purchase Price Allocation	Cumulative Measurement Period Adjustments Through June 30, 2026(1)	Adjusted Purchase Price Allocation
Consideration:
Cash	$66,612	$—	$66,612
Total Consideration	66,612	—	66,612

Fair value of assets acquired:
Cash and cash equivalents	961	—	961
Accounts receivable	18,416	—	18,416
Contract assets	4,176	920	5,096
Other current assets	58	—	58
Property and equipment	6,291	—	6,291
Intangible assets	16,200	—	16,200
Amount attributable to assets acquired	46,102	920	47,022

Fair value of liabilities assumed:
Accounts payable, including retainage	8,071	38	8,109
Accrued expenses and other current liabilities	1,527	(150)	1,377
Contract liabilities	6,506	3,931	10,437
Amount attributable to liabilities assumed	16,104	3,819	19,923
Goodwill	$36,614	$2,899	$39,513
(1)     The cumulative measurement period adjustments primarily related to refinements of acquired working capital balances, including accounts payable, accrued expenses and other current liabilities, and contract assets and contract liabilities, based on additional information regarding facts and circumstances that existed as of the acquisition date. The net effect of these adjustments was recorded as a corresponding adjustment to goodwill. Certain contract liability adjustments may be subject to recovery. As of June 30, 2026, no receivable has been recognized in connection with such potential recoveries. Any future amounts recovered will not result in adjustments to the final purchase price allocation.
The acquisition of Pioneer Power contributed $30.9 million and $54.5 million of total revenue for the three and six months ended June 30, 2026, respectively. Pioneer Power did not have a material contribution to net income for the three and six months ended June 30, 2026. Pioneer Power operates at a lower gross margin profile relative to the Company’s legacy ODR operations. Management continues to integrate Pioneer Power into the Company’s broader operating model with the objective of enhancing operating efficiencies and improving profitability over time.
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
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and retainage associated with contracts for which the Company has a conditional right to consideration. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	June 30, 2026	December 31, 2025	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,399	$29,254	$(1,855)
Retainage receivable, net	14,188	16,213	(2,025)
Total contract assets, net	$41,587	$45,467	$(3,880)
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts, provisions for losses and amounts related to retainage associated with overbilled contracts, which reduce billings in excess of costs until such payment become payable under contract terms. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	June 30, 2026	December 31, 2025	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts, net	$34,895	$20,889	$14,006
Provisions for losses	232	47	185
Total contract liabilities, net	$35,127	$20,936	$14,191
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

During the three and six months ended June 30, 2026, the Company recognized revenue of $4.8 million and $14.2 million, respectively, that was included in its contract liabilities balance at January 1, 2026. During the three and six months ended

June 30, 2025, the Company recognized revenue of $8.8 million and $36.7 million, respectively, that was included in its contract liabilities balance at January 1, 2025.
Claims and Unapproved Change Orders
Contract assets may include amounts related to claims and unapproved change orders, which arise when there is a dispute regarding changes in scope or pricing, or when additional work is performed or costs are incurred prior to execution of a contract amendment. The Company estimates recoveries related to claims and unapproved change orders as variable consideration using the most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Such amounts are billable upon resolution and execution of contract amendments or other written agreements. The estimated net realizable value of claims and unapproved change orders included within contract assets and contract liabilities was $16.4 million and $13.6 million as of June 30, 2026 and December 31, 2025 respectively.
Net Contract Position
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Revenue earned on uncompleted contracts	$677,744	$614,448
Less: Billings to date	(685,240)	(606,083)
Net (overbilling) underbilling	$(7,496)	$8,365

(in thousands)	June 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,399	$29,254
Billings in excess of costs and estimated earnings on uncompleted contracts, net	(34,895)	(20,889)
Net (overbilling) underbilling	$(7,496)	$8,365
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three and six months ended June 30, 2026 and 2025, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more.
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
As of June 30, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company’s ODR and GCR segment contracts were $263.2 million and $200.1 million, respectively. The Company currently estimates that 69% and 57% of its ODR and GCR segment remaining performance obligations as of June 30, 2026, respectively, will be recognized as revenue during the remainder of 2026, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of the Company’s performance is not always under its control.
Additionally, the difference between remaining performance obligations and backlog is due to the exclusion of a portion of the Company’s ODR agreements under certain contract types from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $72.6 million and $70.6 million as of June 30, 2026 and December 31, 2025, respectively. The Company tests its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount.

The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and six months ended June 30, 2026 and 2025.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments:

(in thousands)	GCR	ODR	Total
Goodwill as of December 31, 2025	$15,578	$55,022	$70,600
Measurement period adjustments - Pioneer Power Transaction(1)	—	2,044	2,044
Goodwill as of June 30, 2026	$15,578	$57,066	$72,644
(1)    The Company recorded cumulative measurement period adjustments during the six months ended June 30, 2026 primarily related to refinements of acquired working capital balances, including accounts payable, accrued expenses and other current liabilities, and contract liabilities, based on additional information regarding facts and circumstances that existed as of the acquisition date. The net effect of these adjustments was recorded as a corresponding adjustment to goodwill. See Note 3 – Acquisitions for further detail.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
June 30, 2026
Amortized intangible assets:
Customer relationships	$47,620	$(14,384)	$33,236
Backlog	5,960	(5,960)	—
Trade name, trademarks and intellectual property	5,550	(2,970)	2,580
Total amortized intangible assets	59,130	(23,314)	35,816
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$69,090	$(23,314)	$45,776
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
Total amortization expense for the Company’s definite-lived intangible assets was $1.7 million and $3.5 million for the three and six months ended June 30, 2026, respectively, and $1.8 million and $3.6 million for the three and six months ended June 30, 2025, respectively.

Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2026	December 31, 2025
Wintrust Revolving Loans	17,500	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.50% to 8.60% through 2031	18,199	20,570
Financing liability	5,351	5,351
Total debt	41,050	35,921
Less - Current portion of long-term debt	(4,862)	(5,031)
Less - Unamortized discount and debt issuance costs	(346)	(354)
Long-term debt	$35,842	$30,536
Wintrust Revolving Credit Facility
The Company maintains a senior secured revolving credit facility with Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”), as administrative agent, pursuant to a Second Amended and Restated Credit Agreement originally entered into on May 5, 2023 (the “Second A&R Wintrust Credit Agreement”).
On June 27, 2025, LFS, LHLLC, and other designated parties entered into a Second Amendment to the Second A&R Wintrust Credit Agreement (the “Second Amendment”) with Wintrust, as administrative agent, and the other lenders party thereto. The Second Amendment amended the Second A&R Wintrust Credit Agreement, which governs the Company's senior secured revolving credit facility (the "Wintrust Revolving Credit Facility"). The Second Amendment provides for, among other things, (i) an upsize of the aggregate principal amount of the senior secured revolving credit facility from $50.0 million to $100.0 million, (ii) modifying the definition of “L/C Sublimit” to increase the sublimit for the issuance of letters of credit from $10.0 million to $20.0 million, (iii) an extension of the revolving credit scheduled maturity date from February 24, 2028 to July 1, 2030, (iv) a decrease in the applicable margins for Term SOFR and Prime Rate (each defined in the Second Amendment) revolving loans as determined with reference to LFS’s Senior Leverage Ratio (as defined in the Second Amendment), (v) a term loan conversion feature, allowing LFS, subject to certain conditions, to convert outstanding revolving loans into one or more term loan tranches, (vi) the removal of certain covenant requirements, specifically in relation to LFS’s Borrowing Base, as formerly defined in the Second A&R Wintrust Credit Agreement, and (vii) modification to certain defined terms to reflect updated operational and financial terms.
Following the execution of the Second Amendment, borrowings under the Wintrust Revolving Credit Facility bear interest, at LFS’s option, at either the Term SOFR (with a 0.15% floor) plus 2.50% or the Prime Rate (with a 3.0% floor), subject to a 95 basis point step-down based on LFS's Senior Leverage Ratio.
As of June 30, 2026 and December 31, 2025, the Company had $17.5 million and $10.0 million in borrowings outstanding under the Wintrust Revolving Credit Facility, respectively. During the three and six months ended June 30, 2026, the maximum amount outstanding under the Wintrust Revolving Credit Facility at any time was $32.4 million and the average daily balance was $20.4 million and $17.1 million, respectively. During the three and six months ended June 30, 2025, the maximum amount outstanding under the Wintrust Revolving Credit Facility at any time was $10.0 million and the average daily balance was $10.0 million.
For the three and six months ended June 30, 2026, borrowings under the Wintrust Revolving Credit Facility bore interest at a weighted average annual interest rate of 5.59% and 5.55%, respectively, inclusive of the net impact associated with the Company’s interest rate swap arrangement. For the three and six months ended June 30, 2025, borrowings under the Wintrust Revolving Credit Facility bore interest at a weighted average annual interest rate of 5.70% and 5.71%, respectively.
At June 30, 2026 and December 31, 2025, the Company had outstanding letters of credit of $7.0 million and $5.1 million, respectively, with its lender to secure obligations under its self-insurance program.
As of June 30, 2026, the Company was in compliance with all financial maintenance covenants under the Second A&R Wintrust Credit Agreement. Subsequent to June 30, 2026, the Company entered into an additional amendment to the Second A&R Wintrust Credit Agreement. See Note 15 – Subsequent Events for more information.

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
Interest Rate Swap
The Company is party to an interest rate swap agreement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The swap agreement became effective on July 14, 2022 and will terminate on July 31, 2027. The notional amount of the swap agreement is $10.0 million with a fixed interest rate of 3.12% plus the SOFR Applicable Margin. If the one-month SOFR (as defined in the Second Amendment to the Second A&R Credit Agreement) is above the fixed rate, the counterparty pays the Company, and if the one-month SOFR is less than the fixed rate, the Company pays the counterparty, the difference between the fixed rate of 3.12% and the one-month SOFR. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company’s condensed consolidated statements of operations as a gain or loss on interest rate swap.
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
The Company accounted for the transaction as a failed sale-leaseback and financing arrangement under ASC Topic 842 – Leases, as the lease was classified as a finance lease and control of the property did not transfer. Accordingly, no gain or loss was recognized, and the property was not derecognized from the Company’s condensed consolidated balance sheets. Proceeds received were recorded as a financing liability and are repaid through lease payments, which are allocated between principal and interest.
As of June 30, 2026, the financing liability was $5.0 million, net of issuance costs, which was recognized within long-term debt on the Company’s condensed consolidated balance sheets. For both the three and six months ended June 30, 2026 and 2025, approximately $0.1 million and $0.3 million of interest expense associated with the financing was recognized, respectively.
Note 7 – Equity
The Company’s second amended and restated certificate of incorporation currently authorizes the issuance of 100,000,000 shares of common stock, par value $0.0001, and 1,000,000 shares of preferred stock, par value $0.0001.
Incentive Plan
Upon the consummation of the Company’s business combination with LHLLC in July 2016, the Company adopted an omnibus incentive plan (as amended, the “Omnibus Incentive Plan”) pursuant to which equity awards may be granted thereunder. See Note 14 – Management Incentive Plans for a discussion of the Company’s management incentive plans for restricted stock units (“RSUs”) granted, vested, forfeited and remaining unvested.
Share Repurchase Program
In December 2025, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase up to $50.0 million of shares of its common stock through December 15, 2027. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. Repurchases may also be made under Rule 10b5-1 plans. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of June 30, 2026, the Company has not repurchased any common stock under its Share Repurchase Program.
Employee Stock Purchase Plan
Upon approval of the Company’s stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”). On January 1, 2020, the ESPP went into effect. The ESPP enables eligible employees, as defined by the ESPP, the right to purchase the Company’s common stock through payroll deductions during consecutive subscription periods at a purchase price of 85% of the fair market value of a share of the Company’s common stock at the end of each offering period. Annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to ten percent of the participant's compensation or $5,000, whichever is less. Each offering period of the ESPP lasts six months, commencing on January 1st and July 1st of each year. The amounts collected from participants during a subscription period are used on the exercise date to purchase full shares of common stock. Participants may withdraw from an offering before the exercise date and obtain a refund of amounts withheld through payroll deductions. Compensation cost, representing the 15% discount applied to the fair market value of common stock, is recognized on a straight-line basis over the six-month vesting period during which employees perform related services. Under the ESPP, 500,000 shares are authorized to be issued. In January 2026, the Company issued 3,305 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2025. In January 2025, the Company issued a total of 2,321 shares of its common stock to participants in the ESPP who contributed to the plan during the offering period ending December 31, 2024. As of June 30, 2026, 375,065 shares remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2026 and December 31, 2025 consisted of overnight repurchase agreements in which cash from the Company’s main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For both the three and six months ending June 30, 2026, interest income in the aggregate was less than $0.1 million. For the three and six months ending June 30, 2025, the Company recognized interest income in the aggregate of approximately $0.3 million and $0.7 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$7,780	$7,780	$—	$—
Total	$7,780	$7,780	$—	$—

	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$10,245	$10,245	$—	$—
Total	$10,245	$10,245	$—	$—
Wintrust Revolving Loans
The Company also believes that the carrying value of the Wintrust Revolving Loans approximates its respective fair value due to the variable rate on such debt. As of June 30, 2026, the Company determined that the fair value of the Wintrust Revolving Loans was $17.5 million. Such fair value was determined using discounted estimated future cash flows using level 3 inputs.
Earnout Payments
As a part of the total consideration for the Company’s November 2023 acquisition of Industrial Air, the former owner of Industrial Air was eligible to receive up to an aggregate of $6.5 million in cash, consisting of two individual tranches of $3.0 million and $3.5 million pursuant to the terms of the purchase agreement, if the gross profit of Industrial Air equaled or exceeded (i) $7.6 million in the 12-month period beginning on the closing date of the transaction (the “First IA Earnout Period”) or (ii) $8.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second IA Earnout Period” and together with the First IA Earnout Period, the “IA Earnout Payments”). The Company initially recognized $3.2 million in contingent consideration as of the closing date of the transaction. The fair value of contingent IA Earnout Payments was based on generating growth rates on the projected gross margins of Industrial Air and calculating the associated contingent payments based on achieving the earnout targets, which were reassessed each reporting period. In February 2026 and February 2025, the Company made payments in the amount of $3.5 million and $3.0 million, respectively, to the former owner of Industrial Air related to the First and Second Industrial Air Earnout Periods.
As a part of the total consideration for the Company’s September 2024 acquisition of Kent Island, the former owner of Kent Island is eligible to receive up to an aggregate of $5.0 million in cash, consisting of two individual tranches of $2.5 million pursuant to the terms of the purchase agreement, if the gross profit of Kent Island equals or exceeds approximately (i) $3.3 million in the 12-month period beginning on the closing date of the transaction (the “First Kent Island Earnout Period”) or (ii) $0.2 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second Kent Island Earnout Period” and together with the First Kent Island Earnout Period, the “Kent Island Earnout Payments”). The Company initially recognized $4.4 million in contingent consideration as of the closing date of the transaction. The fair value of contingent Kent Island Earnout Payments are based on generating growth rates on the projected gross margins of Kent Island and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In January 2026, the Company made a payment in the amount of $2.5 million to the former owner of Kent Island related to the First Kent Island Earnout Period.
As a part of the total consideration for Company’s December 2024 acquisition of Consolidated Mechanical, the former owner of Consolidated Mechanical is eligible to receive up to an aggregate of $2.0 million in cash, consisting of two individual tranches of $1.0 million pursuant to the terms of the purchase agreement, if the gross profit of Consolidated Mechanical equals or exceeds approximately (i) $6.8 million in the 12-month period beginning on the closing date of the transaction (the “First Consolidated Mechanical Earnout Period”) or (ii) $6.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second Consolidated Mechanical Earnout Period” and together with the First Consolidated Mechanical Earnout Period, the “Consolidated Mechanical Earnout Payments”). The Company initially recognized $0.8 million in contingent consideration as of the closing date of the transaction. The fair value of contingent Consolidated Mechanical Earnout Payments is based on generating growth rates on the projected gross margins of Consolidated Mechanical and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2026, the Company made a payment in the amount of $0.9 million to the former owner of Consolidated Mechanical related to the First Consolidated Mechanical Earnout Period.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.1 million and $0.2 million for the three and six months ended

June 30, 2026, respectively, which was presented in the acquisition-related retention expense and contingent consideration in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2025, the Company recorded a net increase in the estimated fair value of such liabilities of $0.8 million and $1.2 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company’s contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at June 30, 2026 and December 31, 2025.

		Fair Value at Reporting Date Using
(in thousands)	June 30, 2026	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second Kent Island Earnout Period	$2,457	$—	$—	$2,457
Second Consolidated Mechanical Earnout Period	760	—	—	760
Total	$3,217	$—	$—	$3,217

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second IA Earnout Period(1)	3,500	—	—	3,500
First Kent Island Earnout Period(2)	2,500	—	—	2,500
First Consolidated Mechanical Earnout Period(3)	954	—	—	954
Other long-term liabilities:
Second Kent Island Earnout Period	2,372	—	—	2,372
Second Consolidated Mechanical Earnout Period	636	—	—	636
Total	$9,962	$—	$—	$9,962
(1)    In February 2026, the Company made a $3.5 million payment to the former owner of Industrial Air related to the Second IA Earnout Period.
(2)    In January 2026, the Company made a $2.5 million payment to the former owner of Kent Island related to the First Kent Island Earnout Period.
(3)    In April 2026, the Company made a $0.9 million payment to the former owner of Consolidated Mechanical related to the First Consolidated Mechanical Earnout Period.
Interest Rate Swap
The fair value of the interest rate swap is determined using widely accepted valuation techniques and reflects the contractual terms of the interest rate swap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves and implied volatilities. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The fair value of the interest rate contract has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swap is classified as a Level 2 item within the fair value hierarchy. As of June 30, 2026 and December 31, 2025, the Company determined that the fair value of the interest rate swap was approximately $0.1 million and less than $0.1 million, respectively, and is recognized in other assets on the Company’s condensed consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized a gain of less than $0.1 million and approximately $0.1 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement. For the three and six months ended June 30, 2025, the Company recognized a loss of $0.1 million and $0.2 million, respectively, on its condensed consolidated statements of operations associated with the change in fair value of the interest rate swap arrangement.

Note 9 – Earnings per Share
Earnings per Share
The Company calculates earnings per share in accordance with ASC Topic 260 – Earnings Per Share (“EPS”). Basic earnings per share of the Company’s common stock applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding and assumed to be outstanding. Diluted EPS assumes the dilutive effect of outstanding common stock warrants and shares issued in conjunction with the Company’s ESPP and RSUs, all using the treasury stock method.
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company’s common stockholders for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
EPS numerator:
Net income	$4,747	$7,762	$9,127	$17,976

EPS denominator:
Weighted average shares outstanding – basic	11,921	11,625	11,841	11,523
Impact of dilutive securities	119	490	206	584
Weighted average shares outstanding – diluted	12,040	12,114	12,047	12,107

EPS:
Basic	$0.40	$0.67	$0.77	$1.56
Diluted	$0.39	$0.64	$0.76	$1.48

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company’s common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based RSUs	—	—	40	—
Market-based RSUs	9,278	—	10,523	—
Employee Stock Purchase Plan	—	246	—	668
Total	9,278	246	10,563	668
Note 10 – Income Taxes
The Company is taxed as a C corporation and files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions.
For interim periods, the provision for income taxes (including federal, state and local taxes) is calculated based on the estimated annual effective tax rate, adjusted for certain discrete items for the full fiscal year. Cumulative adjustments to the Company’s estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined. Each quarter the Company updates its estimate of the annual effective tax rate, and if its estimated tax rate changes, the Company makes a cumulative adjustment.

The following table presents the Company’s income tax expense (benefit) and its income tax rate for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax expense (benefit)	$1,836	$3,002	$(1,821)	$779
Income tax rate	27.9%	27.9%	(24.9)%	4.2%
The U.S. federal statutory tax rate was 21% for each of the three and six months ended June 30, 2026 and 2025. The Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to state income taxes, federal tax credits, other permanent adjustments and discrete tax items.
The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 were significantly impacted by excess tax benefits related to the vesting of restricted stock units ("RSUs") (see Note 14) recognized discretely during the first quarter of each year. The amount of the excess tax benefits recognized was primarily dependent upon the Company’s stock price on the RSU vesting dates. These discrete tax benefits reduced the effective tax rate by 533.3% and 53.5% during the first quarter of 2026 and 2025, respectively.
No valuation allowance was required as of June 30, 2026 or December 31, 2025.
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
Segment information is prepared on the same basis the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. The Company’s CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer. The Company’s CODM evaluates segment performance and makes resource allocation decisions primarily based on gross profit. Gross profit is a key measure used by the CODM in the annual budgeting and forecasting process, as well as in periodic reviews of actual operating results compared to planned performance. The CODM uses the Company's gross profit measure to assess the operating performance of its reportable segments, establish business priorities, and make decisions regarding the allocation of capital and other resources among those segments.
In accordance with ASC Topic 280 – Segment Reporting, the Company has aggregated all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Statement of Operations Data:
Revenue:
ODR	$128,414	$108,948	$228,225	$199,341
GCR	45,043	33,293	84,091	76,008
Total revenue	173,457	142,241	312,316	275,349

Cost of revenue:
ODR	97,654	77,359	174,481	141,591
GCR	38,510	25,056	69,372	57,213
Total cost of revenue	136,164	102,415	243,853	198,804

Gross profit:
ODR	30,760	31,589	53,744	57,750
GCR	6,533	8,237	14,719	18,795
Total gross profit	37,293	39,826	68,463	76,545

Selling, general and administrative(1)	28,116	26,632	56,230	53,150
Acquisition-related retention expense and contingent consideration	230	795	379	1,222
Amortization of intangibles	1,695	1,757	3,469	3,620
Operating income	$7,252	$10,642	$8,385	$18,553

Other (expenses) income:
Interest expense	(773)	(563)	(1,474)	(1,089)
Interest income	1	334	16	704
Gain on disposition of property and equipment	81	407	319	740
Gain (loss) on change in fair value of interest rate swap	22	(56)	60	(153)
Total other (expenses) income	(669)	122	(1,079)	202
Income before income taxes	$6,583	$10,764	$7,306	$18,755
(1)    Included within selling, general and administrative expenses was $2.1 million and $1.6 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.
The Company does not identify capital expenditures and total assets by segment in its internal financial reports due in part to the shared use of a centralized fleet of vehicles and specialized equipment.
Note 12 - Leases
The Company leases real estate, vehicles and other equipment under operating lease arrangements. There have been no material changes to the Company’s lease accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
Southern California Sublease. The Company subleases substantially all of its Southern California leased office space through April 30, 2027. The Company remains obligated under the related master lease and would be required to satisfy its obligations to the landlord in the event of a sublessee default. Sublease income recognized in selling, general and administrative expense was approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the lease amounts included in the Company’s condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	June 30, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets(1)(2)	$18,220	$19,792
Finance	Property and equipment, net(3)(4)	19,259	22,002
Total lease assets		$37,479	$41,794

Liabilities
Current
Operating	Current operating lease liabilities	$4,592	$4,379
Finance	Current portion of long-term debt	4,862	5,031
Noncurrent
Operating	Long-term operating lease liabilities	14,290	15,925
Finance	Long-term debt(5)	18,688	20,890
Total lease liabilities		$42,432	$46,225
(1)     Operating lease assets are recorded net of accumulated amortization of $20.1 million at June 30, 2026 and $17.9 million at December 31, 2025.
(2)    Includes approximately $0.7 million and $0.8 million at June 30, 2026 and December 31, 2025, respectively, related to a below-market lease recognized as a result of the Industrial Air acquisition, which was recorded as an increase to the Company’s operating lease right-of-use assets on its condensed consolidated balance sheet. The below-market lease will be amortized to amortization expense over the remaining lease term.
(3)    Finance lease vehicle assets are recorded net of accumulated amortization of $9.5 million at June 30, 2026 and $8.2 million at December 31, 2025.
(4)    Includes approximately $2.2 million of net property assets associated with the Company’s Pontiac Facility at both June 30, 2026 and December 31, 2025.
(5)    Includes approximately $5.4 million associated with the Company’s sale and leaseback financing transaction at both June 30, 2026 and December 31, 2025. See Note 6 – Debt for further detail.
The following table summarizes the lease costs included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2026	2025	2026	2025
Operating lease cost	Cost of revenue(1)	$813	$911	$1,613	$1,769
Operating lease cost	Selling, general and administrative(1)	603	419	1,204	866
Finance lease cost
Amortization	Cost of revenue(2)	1,387	1,042	2,811	1,971
Interest	Interest expense, net(2)	246	196	507	372
Total lease cost		$3,049	$2,568	$6,135	$4,978
(1)    Operating lease costs recorded in cost of revenue included $0.2 million of variable lease costs for both the three months ended June 30, 2026 and 2025, respectively, and $0.3 million for both the six months ended June 30, 2026 and 2025, respectively. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended June 30, 2026 and 2025, and $0.2 million for both the six months ended June 30, 2026 and 2025. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue includes variable lease costs of $1.2 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.

The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of June 30, 2026 were as follows (in thousands):

Year ending:	Vehicles	Pontiac Facility	Total Finance Lease Obligations	Operating Lease Obligations	Sublease Receipts(1)
Remainder of 2026	$2,893	$272	$3,165	$2,853	$572
2027	5,209	555	5,764	5,051	495
2028	4,529	569	5,098	4,233	14
2029	4,697	583	5,280	3,537	—
2030	2,715	597	3,312	2,255	—
Thereafter	50	12,552	12,602	3,985	—
Total minimum lease payments	20,093	15,128	35,221	21,914	$1,081
Financing Component (2)	(1,894)	(9,777)	(11,671)	(3,032)
Net present value of minimum lease payments	18,199	5,351	23,550	18,882
Less: current portion of finance and operating lease obligations	(4,862)	—	(4,862)	(4,592)
Long-term finance and operating lease obligations	$13,337	$5,351	$18,688	$14,290
(1)    Primarily associated with the aforementioned third-party sublease agreement.
(2)    The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	June 30, 2026	December 31, 2025
Weighted average lease term (in years):
Operating	5.12	5.43
Finance (1)	3.57	3.95

Weighted average discount rate:
Operating	6.19%	6.18%
Finance (1)	5.36%	5.41%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,723	$2,611
Operating cash flows from finance leases	450	345
Financing cash flows from finance leases	2,501	1,767
Right-of-use assets exchanged for lease liabilities:
Operating leases	710	1,676
Finance leases	177	7,933
Right-of-use assets disposed or adjusted modifying finance leases liabilities	20	—

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
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company’s payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company’s employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company’s bonding requirements typically increase as the amount of public sector work increases. As of June 30, 2026, the Company had approximately $107.3 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
The components of the self-insurance liability as of June 30, 2026 and December 31, 2025 are as follows:

(in thousands)	June 30, 2026	December 31, 2025
Current liability — workers’ compensation and general liability	$362	$539
Current liability — medical and dental	619	621
Non-current liability	515	915
Total liability	$1,496	$2,075
Restricted cash	$65	$65
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
Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For the three months ended June 30, 2026 and 2025, the Company recognized $0.7 million and $0.6 million, respectively, of non-cash stock-based compensation expense related to outstanding service-based RSUs. For the six months ended June 30, 2026 and 2025, the Company recognized $1.4 million and $1.1 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company’s service-based RSU activity for the six months ended June 30, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	87,141	$46.20
Granted	39,711	78.13
Vested	(58,179)	35.61
Forfeited	(1,177)	76.00
Unvested at June 30, 2026	67,496	$73.60
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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended June 30, 2026 and 2025, the Company recognized $0.6 million and $0.7 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. For the six months ended June 30, 2026 and 2025, the Company recognized $1.1 million and $1.4 million, respectively, of stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of June 30, 2026 are related to awards granted in fiscal year 2024.

The following table summarizes the Company’s PRSU activity for the six months ended June 30, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	277,245	$21.58
Granted	—	—
Performance factor adjustment(1)	99,690	12.20
Vested	(299,083)	12.20
Forfeited	(1,436)	45.47
Unvested at June 30, 2026	76,416	$45.60
(1)     Performance-based awards covering the three-year period ended December 31, 2025 were paid out in the first quarter of 2026 based on the approval of the Company’s Compensation Committee. The performance factor during the measurement period used to determine compensation payouts was 150% of the pre-defined metric target of 100%, which resulted in a positive performance factor adjustment and the issuance of 99,690 shares of the Company’s common stock as additional awards associated with the original grant.
Market-Based Awards
The Company grants market-based RSUs (“MRSUs”) to certain employees that vest based on the Company’s total shareholder return (“TSR”) relative to the TSR of the Russell 2000 Index over a three-year performance period. The number of shares that ultimately vest can range from 0% to 150% of the target award, based on the Company’s TSR percentile ranking relative to the Russell 2000 Index constituents during the performance period.
Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company’s stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three months ended June 30, 2026, and 2025 the Company recognized $0.8 million and $0.4 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs. For the six months ended June 30, 2026, and 2025 the Company recognized $1.4 million and $0.7 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	47,786	$89.75
Granted	61,411	82.26
Vested	—	—
Forfeited	(2,302)	86.48
Unvested at June 30, 2026	106,895	$85.52
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $2.1 million and $1.6 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized non-cash stock-based compensation expense of $3.9 million and $3.2 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the six months ended June 30, 2026 and 2025 was $31.2 million and $29.7 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $10.1 million at June 30, 2026. These costs are expected to be recognized over a weighted average period of 1.84 years.
Note 15 – Subsequent Events
On July 24, 2026, LFS, LHLLC, and certain other designated parties entered into a Third Amendment to the Second Amended and Restated Wintrust Credit Agreement (the “Third Amendment”) with Wintrust, as administrative agent. The Third Amendment provides for, among other things, (i) an increase in the aggregate principal amount of the senior secured revolving credit facility from $100.0 million to $125.0 million, (ii) a reduction in the applicable margins for Term SOFR and Prime Rate revolving loans based on the Borrower’s Senior Leverage Ratio, and (iii) revisions to certain defined terms to reflect updated operational and financial provisions. The Third Amendment also includes other conforming and related changes in connection with the foregoing amendments.
On August 4, 2026, the Company completed an acquisition of Frisco, Texas-based professional services firm, CYMCOR, Inc. (“CYMCOR”), for a purchase price at closing of $30.0 million, which was funded through a combination of available cash and borrowings under the Company’s recently expanded revolving credit facility. The purchase price is subject to customary working capital adjustments. CYMCOR is a professional services firm specializing in program management, commissioning oversight, and strategic consulting for hyperscale, colocation, enterprise, and mission-critical data center clients. CYMCOR partners directly with owners to plan, coordinate, and deliver complex projects throughout the facility lifecycle, building long-term relationships through a highly technical, service-oriented approach. The acquisition expands the Company’s professional services platform and strengthens the Company’s position within the rapidly growing data center market.
At the time of this filing, the initial purchase price allocation has not been presented as the Company is still in the process of gathering and evaluating the necessary information required to complete the valuation of the acquired assets and liabilities. Accordingly, the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed is not yet available. The Company will provide the required disclosures, including the preliminary purchase price allocation, in a future filing once the necessary information becomes available.

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
Overview
The Company is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. As of June 30, 2026, the Company had approximately 1,600 team members across 21 offices throughout the Eastern and Midwestern regions of the United States. The Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
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
The Company operates in two segments, (i) ODR, in which the Company performs owner direct projects and/or provides maintenance or service primarily on MEPC systems, and specialty contracting projects to existing buildings direct to, or assigned by, building owners or operators, and (ii) GCR, in which the Company generally manages new construction or renovation projects that involve primarily MEPC systems awarded to the Company by general contractors or construction managers. The Company’s work is primarily performed under fixed-price, modified fixed-price, and time and materials contracts over periods of typically less than two years.
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
Certain of the Company’s prior acquisitions include contingent earnout arrangements in which the Company may be required to make additional payments contingent upon the acquired businesses achieving specified performance targets over specified periods. The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from the acquisitions of each of ACME, Industrial Air, Kent Island and Consolidated Mechanical. The carrying values of the ACME, Industrial Air, Kent Island and Consolidated Mechanical Earnout Payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s contingent earnout arrangements.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including customer relationships, backlog, trade name, trademarks and intellectual property and favorable leasehold interests. Each of the Jake Marshall, ACME, Industrial Air, Kent Island, Consolidated Mechanical and Pioneer Power-related intangible assets were recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.
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
The Company’s provision for income taxes (including federal, state and local income taxes) is calculated based on the estimated annual effective tax rate. The Company accounts for income taxes in accordance with Accounting Standards Update (“ASC”) Topic 740 – Income Taxes, which requires an asset and liability approach. Under this approach, deferred tax assets and liabilities and income or expense are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse. Changes in deferred tax assets and liabilities are included in the provision for income taxes.
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
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power, Inc. (“Pioneer Power”). See Note 3 – Acquisition in the accompanying notes to the Company’s condensed consolidated financial statements for further information. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expanded the Company’s footprint in the core Midwest region and extended its reach into new geographic markets in the upper Midwest.
Operating Segments
The Company manages and measures the performance of its business in two operating segments: ODR and GCR. Segment information is prepared on the same basis that is used by the Company’s Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources. The Company's CODM is comprised of its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer. The Company’s CODM evaluates segment performance and makes resource allocation decisions primarily based on gross profit. Gross profit is a key measure used by the CODM in the annual budgeting and forecasting process, as well as in periodic reviews of actual operating results compared to planned performance. The CODM uses the Company's gross profit measure to assess the operating performance of its reportable segments, establish business priorities, and make decisions regarding the allocation of capital and other resources among those segments.
In accordance with ASC Topic 280 – Segment Reporting, the Company has elected to aggregate all of the ODR work performed at its branches into one ODR reportable segment and all of the GCR work performed at its branches into one GCR reportable segment. All transactions between segments are eliminated in consolidation.

Comparison of Results of Operations for the three months ended June 30, 2026 and 2025
The following table presents operating results for the three months ended June 30, 2026 and 2025 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended June 30,
	2026			2025
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$128,414	74.0%		$108,948	76.6%
GCR	45,043	26.0%		33,293	23.4%
Total revenue	173,457	100.0%		142,241	100.0%

Cost of revenue:
ODR	97,654	76.0%	(1)	77,359	71.0%	(1)
GCR	38,510	85.5%	(2)	25,056	75.3%	(2)
Total cost of revenue	136,164	78.5%		102,415	72.0%

Gross profit:
ODR	30,760	24.0%	(1)	31,589	29.0%	(1)
GCR	6,533	14.5%	(2)	8,237	24.7%	(2)
Total gross profit	37,293	21.5%		39,826	28.0%

Selling, general and administrative(3)	28,116	16.2%		26,632	18.7%
Acquisition-related retention expense and contingent consideration	230	0.1%		795	0.6%
Amortization of intangibles	1,695	1.0%		1,757	1.2%
Total operating income	7,252	4.2%		10,642	7.5%

Other (expense) income	(669)	(0.4)%		122	0.1%
Total income before income taxes	6,583	3.8%		10,764	7.6%
Income tax expense	1,836	1.1%		3,002	2.1%
Net income	$4,747	2.7%		$7,762	5.5%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $2.1 million and $1.6 million of non-cash stock-based compensation expense for the three months ended June 30, 2026 and 2025, respectively.
Revenue

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$128,414	$108,948	$19,466	17.9%
GCR	45,043	33,293	11,750	35.3%
Total revenue	$173,457	$142,241	$31,216	21.9%

•Total revenue increased by $31.2 million, or 21.9%, primarily due to the acquisition of Pioneer Power, which contributed $30.9 million of revenue from acquired operations during the three months ended June 30, 2026. Acquisition-related revenue represents revenue generated by an acquired business during the twelve-month period following its acquisition date. Thereafter, the results of an acquired business are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis.
Revenue generated from the Company’s organic operations increased slightly by $0.3 million, or 0.2%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The Company expects the timing of project commencements and execution within its existing backlog, together with currently expected future bookings, to support organic revenue growth during the remainder of 2026.
•ODR revenue increased by $19.5 million, or 17.9%, primarily due to the acquisition of Pioneer Power, which contributed approximately $23.2 million in ODR revenue in the three months ended June 30, 2026. The Company’s ODR organic revenue decreased approximately $3.7 million.
•GCR revenue increased by $11.8 million, or 35.3%, primarily due to an incremental increase in GCR acquisition-related revenue of approximately $7.8 million from the Pioneer Power acquisition, as well as an increase in GCR organic revenue of $4.0 million.
Gross Profit

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$30,760	$31,589	$(829)	(2.6)%
GCR	6,533	8,237	(1,704)	(20.7)%
Total gross profit	$37,293	$39,826	$(2,533)	(6.4)%

Total gross profit as a percentage of total revenue	21.5%	28.0%
•Total gross profit decreased by $2.5 million primarily due to lower gross margin percentages in both our ODR and GCR segments. The decrease in segment gross margin percentages was primarily driven by the lower margin profile of Pioneer Power. Pioneer Power continues to perform in line with the Company’s integration expectations and management expects gross margins to improve as 2026 progresses. Operational and pricing improvement initiatives are underway to enhance profitability at Pioneer Power, with the goal of bringing gross margins in line with the Company’s historical average over the next two to three years.
•Gross profit margin was also negatively impacted by lower net project write-ups compared to the prior year period and competition for skilled labor and materials associated with construction activity in data center markets. The Company expects gross profit margins to improve during the remainder of 2026; however, margins are expected to remain below the levels achieved during the comparable periods of 2025.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more during the three months ended June 30, 2026 and 2025.

Selling, General and Administrative (“SG&A”)

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$28,116	$26,632	$1,484	5.6%

Total selling, general and administrative as a percentage of total revenue	16.2%	18.7%
•SG&A expense increased $1.5 million, or 5.6%, primarily due to $0.7 million of SG&A expenses associated with the Pioneer Power acquisition. Acquisition-related SG&A represents SG&A expenses incurred by an acquired business during the twelve-month period following its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. The increase in organic SG&A expense was approximately $0.8 million, primarily due to a $0.6 million increase in total stock-based compensation and payroll related expenses. As a percentage of revenue, SG&A expense decreased to 16.2% from 18.7% in the prior-year period.
Acquisition-Related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $0.2 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, these expenses included approximately $0.1 million of acquisition-related retention expense associated with the Pioneer Power acquisition. In connection with the acquisition, the Company entered into retention agreements with certain key employees of the acquired business. Retention compensation expense is recognized ratably over the requisite service period, which extends through December 2027, and is contingent upon continued employment.
The Company also recognized a $0.1 million increase in the fair value of contingent consideration during the three months ended June 30, 2026, compared to a $0.8 million increase during the three months ended June 30, 2025. Changes in the fair value of contingent consideration represent non-cash expenses and were primarily attributable to updates in the estimated probability of achieving the gross profit targets underlying the related earnout arrangements.
See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s earnout arrangements.
Amortization of Intangibles

	Three Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$1,695	$1,757	$(62)	(3.5)%
•Amortization of intangibles decreased period-over-period primarily due to certain finite-lived intangible assets becoming fully amortized. This decrease was partially offset by incremental amortization expense associated with intangible assets recognized in connection with the Pioneer Power acquisition.
See Note 5 – Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.

Other (Expenses) Income

	Three Months Ended June 30,
	2026	2025	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(773)	$(563)	$(210)	37.3%
Interest income	1	334	(333)	(99.7)%
Gain on disposition of property and equipment	81	407	(326)	(80.1)%
Gain (loss) on change in fair value of interest rate swap	22	(56)	78	139.3%
Total other (expenses) income	$(669)	$122	$(791)	(648.4)%

•Interest expense increased $0.2 million primarily due to higher average borrowings under the Company’s revolving credit facility and increased financing costs associated with a larger vehicle fleet compared to the prior-year period.
•Interest income decreased $0.3 million primarily due to lower average cash and cash equivalent balances and reduced yields on invested balances compared to the prior-year period.
•Gain on disposition of property and equipment decreased $0.3 million primarily due to various gains recognized in both periods, none of which were individually material.
Income Taxes
The Company recorded an income tax provision of $1.8 million for the three months ended June 30, 2026 compared to $3.0 million for the three months ended June 30, 2025. The effective tax rate was 27.9% for both the three months ended June 30, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. See Note 10 – Income Taxes in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.

Comparison of Results of Operations for the six months ended June 30, 2026 and 2025
The following table presents operating results for the six months ended June 30, 2026 and 2025 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Six Months Ended June 30,
	2026			2025
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$228,225	73.1%		$199,341	72.4%
GCR	84,091	26.9%		76,008	27.6%
Total revenue	312,316	100.0%		275,349	100.0%

Cost of revenue:
ODR	174,481	76.5%	(1)	141,591	71.0%	(1)
GCR	69,372	82.5%	(2)	57,213	75.3%	(2)
Total cost of revenue	243,853	78.1%		198,804	72.2%

Gross profit:
ODR	53,744	23.5%	(1)	57,750	29.0%	(1)
GCR	14,719	17.5%	(2)	18,795	24.7%	(2)
Total gross profit	68,463	21.9%		76,545	27.8%

Selling, general and administrative(3)	56,230	18.0%		53,150	19.3%
Acquisition-related retention expense and contingent consideration	379	0.1%		1,222	0.4%
Amortization of intangibles	3,469	1.1%		3,620	1.3%
Total operating income	8,385	2.7%		18,553	6.7%

Other (expense) income	(1,079)	(0.3)%		202	0.1%
Total income before income taxes	7,306	2.3%		18,755	6.8%
Income tax (benefit) expense	(1,821)	(0.6)%		779	0.3%
Net income	$9,127	2.9%		$17,976	6.5%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $3.9 million and $3.2 million of non-cash stock-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
Revenue

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$228,225	$199,341	$28,884	14.5%
GCR	84,091	76,008	8,083	10.6%
Total revenue	$312,316	$275,349	$36,967	13.4%
•Total revenue increased by $37.0 million, or 13.4%, primarily due to the acquisition of Pioneer Power, which contributed $54.5 million of revenue from acquired operations during the six months ended June 30, 2026.

Acquisition-related revenue represents revenue generated by an acquired business during the twelve-month period following its acquisition date. Thereafter, the results of an acquired business are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis.
This increase was partially offset by a $17.5 million decline in revenue from the Company’s organic operations for the six months ended June 30, 2026. The Company expects the timing of project commencements and execution within its existing backlog, together with currently expected future bookings, to support organic revenue growth during the remainder of 2026.
•ODR revenue increased by $28.9 million, or 14.5%, primarily due to the acquisition of Pioneer Power, which contributed approximately $37.5 million in ODR revenue in the current period. The Company’s organic ODR operations decreased approximately $8.6 million.
•GCR revenue increased by $8.1 million, or 10.6% primarily due to an incremental increase in GCR acquisition-related revenue of approximately $17.0 million from the Pioneer Power acquisition. This increase was partially offset by lower GCR organic revenue of $8.9 million.
Gross Profit

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$53,744	$57,750	$(4,006)	(6.9)%
GCR	14,719	18,795	(4,076)	(21.7)%
Total gross profit	$68,463	$76,545	$(8,082)	(10.6)%

Total gross profit as a percentage of total revenue	21.9%	27.8%
•Total gross profit decreased by $8.1 million, or 10.6%, primarily due to lower gross margin percentages in both our ODR and GCR segments. The decrease in segment gross margin percentages was primarily driven by the lower margin profile of Pioneer Power. Pioneer Power continues to perform in line with the Company’s integration expectations and management expects gross margins to improve as 2026 progresses. Operational and pricing improvement initiatives are underway to enhance profitability at Pioneer Power, with the goal of bringing gross margins in line with the Company’s historical average over the next two to three years.

•Gross profit margin was also negatively impacted by lower net project write-ups compared to the prior year period and competition for skilled labor and materials associated with construction activity in data center markets. The Company expects gross profit margins to improve during the remainder of 2026; however, margins are expected to remain below the levels achieved during the comparable periods of 2025.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more during the six months ended June 30, 2026 and 2025.
Selling, General and Administrative

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$56,230	$53,150	$3,080	5.8%

Total selling, general and administrative as a percentage of total revenue	18.0%	19.3%
•SG&A expense increased $3.1 million, or 5.8%, due to $1.3 million of SG&A expenses associated with the Pioneer Power acquisition. Acquisition-related SG&A represents SG&A expenses incurred by an acquired business during the twelve-month period following its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. The increase in organic SG&A expense was approximately $1.8 million, primarily due to a $1.8 million increase in payroll related expenses and a $0.7 million increase in stock-based compensation expense, partially offset by a $0.7 million decrease in professional services related expenses. As a percentage of revenue, SG&A expense decreased to 18.0% from 19.3% in the prior-year period.
Acquisition-Related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $0.4 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, these expenses included approximately $0.2 million of acquisition-related retention expense associated with the Pioneer Power acquisition. In connection with the acquisition, the Company entered into retention agreements with certain key employees of the acquired business. Retention compensation expense is recognized ratably over the requisite service period, which extends through December 2027, and is contingent upon continued employment.
In addition, the Company recognized a $0.2 million increase in the fair value of contingent consideration during the six months ended June 30, 2026, compared to a $1.2 million increase during the six months ended June 30, 2025. Changes in the fair value of contingent consideration represent non-cash expenses and were primarily attributable to updates in the estimated probability of achieving the gross profit targets underlying the related earnout arrangements.
See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s earnout arrangements.
Amortization of Intangibles

	Six Months Ended June 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$3,469	$3,620	$(151)	(4.2)%
•Amortization of intangibles decreased period-over-period primarily due to certain finite-lived intangible assets becoming fully amortized. This decrease was partially offset by incremental amortization expense associated with intangible assets recognized in connection with the Pioneer Power acquisition.
See Note 5 – Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.
Other (Expenses) Income

	Six Months Ended June 30,
	2026	2025	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(1,474)	$(1,089)	$(385)	35.4%
Interest income	16	704	(688)	(97.7)%
Gain on disposition of property and equipment	319	740	(421)	(56.9)%
Gain (loss) on change in fair value of interest rate swap	60	(153)	213	139.2%
Total other (expenses) income	$(1,079)	$202	$(1,281)	(634.2)%

•Interest expense increased $0.4 million in the period-to-period comparison primarily due to higher average borrowings under the Company’s revolving credit facility and increased financing costs associated with a larger vehicle fleet compared to the prior-year period.
•Interest income decreased $0.7 million primarily due to lower average cash and cash equivalent balances and reduced yields on invested balances compared to the prior-year period.
•Gain on disposition of property and equipment decreased $0.4 million primarily due to various gains recognized in both periods, none of which were individually material.

Income Taxes
The Company recorded an income tax benefit of $1.8 million for the six months ended June 30, 2026 compared to an income tax provision of $0.8 million for the six months ended June 30, 2025. The effective tax rate was (24.9)% and 4.2% for the six months ended June 30, 2026 and 2025, respectively. The Company’s effective tax rate differed from the U.S. federal statutory tax rate in each period primarily due to state income taxes, federal tax credits, other permanent adjustments and discrete excess tax benefits related to RSU vestings recognized during the first quarter of each year. See Note 10 – Income Taxes in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue it had recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. While backlog provides a measure of work expected to be performed in future periods, it is not necessarily a reliable indicator of future revenue or overall performance of the Company. A substantial portion of the Company’s contracts, particularly within its ODR operations, are short-cycle in nature and may be awarded and substantially completed within a short period following award. These projects typically have short lead times and rapid burn rates and, as a result, are generally not included in reported backlog. Consequently, fluctuations in reported backlog may not correlate with changes in overall market demand, revenue generation, or operational performance. Additional information related to the Company’s remaining performance obligations is provided in Note 4 – Revenue from Contracts with Customers in the accompanying notes to its condensed consolidated financial statements.
The Company’s ODR backlog was $283.6 million and $255.8 million as of June 30, 2026 and December 31, 2025, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its construction-type and service contracts. Based on historical trends, the Company currently estimates that 68% of its ODR backlog as of June 30, 2026 will be recognized as revenue over the remainder of 2026. The Company’s ODR backlog increased due to its continued focus on the accelerated growth of its ODR business.
The Company’s GCR backlog was $200.1 million and $141.8 million as of June 30, 2026 and December 31, 2025, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 57% of its GCR backlog as of June 30, 2026 will be recognized as revenue over the remainder of 2026. Additionally, the reduction in GCR backlog has been intentional as the Company focuses on higher margin projects than it has done historically, as well as its focus on smaller, higher margin owner direct projects.
Market Update
The Company continuously monitors evolving macroeconomic conditions and heightened geopolitical risks. Economic and trade policy uncertainty has remained elevated in 2026. Trade tensions and changes in trade policy, including tariffs, global conflicts, labor disruptions, and evolving regulations may continue to contribute to inflationary pressures, supply chain disruptions, and pricing and lead-time volatility for certain materials and equipment. The Company continues to work closely with suppliers and subcontractors to mitigate potential shortages and manage supply and pricing volatility. The Company anticipates continued uncertainty with respect to inflation and other macroeconomic trends for the foreseeable future.
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
The Company believes that certain of the markets in which it sources materials, equipment and, in certain instances, subcontracted services have experienced consolidation during 2026 and may continue to consolidate. Given this trend, the Company continues to actively manage its supplier and subcontractor relationships with the ultimate view and goal of providing high-quality services to its customers in an effort to be a leading building systems solutions firm.
Notwithstanding those active managerial efforts with that goal in mind, the Company understands that if it is not successful in these managerial efforts that increased consolidation among suppliers and/or subcontractors could over time impair its ability to deliver services efficiently, competitively price its offerings, or meet customer expectations.
Strategy
The Company is focused on creating value for building owners by developing long-term relationships and becoming an indispensable partner to building owners with mission-critical systems. The strategic initiatives undertaken over the past several years have strengthened the Company’s operating platform and positioned it to shift its focus from business transformation and revenue mix improvement to disciplined growth.
Building on this foundation, the Company intends to expand its business while generating strong cash flow, enhancing the durability of its earnings and delivering attractive returns over time. The Company’s strategy is centered on building enterprise scale through vertical market diversification, expanding its geographic reach and leveraging an integrated operating model designed to strengthen its competitive advantages as the business grows. For information on the Company’s prior strategic initiatives, see Part I, Item 1, “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Effect of Inflation and Tariffs
The prices of key inputs used in the Company’s projects and service operations, including steel, pipe, copper, and certain equipment and components, remain subject to volatility, including increases driven by inflation, tariffs, supply constraints, and price escalation. These factors can, at times, be material to the Company’s results of operations and financial condition, particularly on fixed-price projects and where equipment lead times extend beyond procurement windows. During the six months ended June 30, 2026, the Company continued to experience selective pricing pressure and extended lead times for certain materials and equipment, although such impacts were not material to its consolidated results of operations or financial condition.

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

The Company continues to monitor developments in U.S. trade policy, including tariffs imposed under Section 232 of the Trade Expansion Act of 1962 on imported steel, aluminum, and certain derivative products, as well as the potential for additional duties, exemptions, or retaliatory measures. These actions could increase costs, impact the availability and lead times of certain materials and components, and alter competitive dynamics. In the Company’s ODR segment, which generally operates on shorter sales cycles, the Company can often adjust pricing to reflect cost increases; however, it may still be unable to recover all cost increases in a timely manner, particularly for fixed-price contracts and long-lead equipment orders. Accordingly, the Company cannot predict the ultimate impact of tariffs or other trade restrictions on its business, results of operations, or financial condition.
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
The following table presents summary cash flow information for the periods indicated:

	Six Months Ended June 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$10,928	$4,242
Investing activities	(665)	(2,152)
Financing activities	(4,079)	(8,080)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,184	$(5,990)

Noncash investing and financing transactions:
Kent Island Transaction, measurement period adjustment	$—	$(94)
Right of use assets obtained in exchange for new operating lease liabilities	710	1,676
Right of use assets obtained in exchange for new finance lease liabilities	177	7,933
Right of use assets disposed or adjusted modifying finance lease liabilities	20	—
Interest paid	1,453	1,058
Cash paid for income taxes	$3,353	$4,023
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month and then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid bi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of June 30, 2026 and December 31, 2025, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
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

The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	June 30, 2026	December 31, 2025
Current assets	$223,148	$195,049
Current liabilities	(150,246)	(135,086)

Net working capital	$72,902	$59,963
Current ratio(1)	1.49	1.44
(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements, as of June 30, 2026, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Six Months Ended June 30,
(in thousands)	2026	2025	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$9,127	$17,976	$(8,849)
Non-cash operating activities(1)	13,303	14,146	(843)
Changes in operating assets and liabilities:
Accounts receivable	(16,347)	6,455	(22,802)
Contract assets and contract liabilities, net(2)	15,913	(10,775)	26,688
Other current assets	(7,471)	(1,040)	(6,431)
Accounts payable, including retainage	6,123	(5,428)	11,551
Prepaid income taxes	(2,201)	(1,916)	(285)
Accrued taxes payable	(1,152)	(1,470)	318
Operating lease liabilities	(2,134)	(1,968)	(166)
Accrued expenses and other current liabilities	(397)	(10,890)	10,493
Payment of contingent consideration liability in excess of acquisition-date fair value	(3,404)	(711)	(2,693)
Other long-term liabilities	(432)	(137)	(295)
Cash used in working capital	(11,502)	(27,880)	16,378
Net cash provided by operating activities	$10,928	$4,242	$6,686
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
During the six months ended June 30, 2026, the Company generated $10.9 million in cash from its operating activities, which consisted of non-cash adjustments of $13.3 million and net income of $9.1 million, partly offset by cash used in working capital of $11.5 million. During the six months ended June 30, 2025, the Company generated $4.2 million from its operating activities, which consisted of net income of $18.0 million and certain non-cash adjustments of $14.1 million, partly offset by cash used in working capital of $27.9 million.

The change in operating cash flows during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to a $26.7 million favorable change in contract assets and contract liabilities, net, reflecting the timing of billings, collections and other working capital activity. In addition, there was a $11.6 million favorable change in accounts payable, including retainage, and a $10.5 million favorable change in accrued expenses and other current liabilities due to the timing of payments. These cash inflows were partially offset by a $22.8 million unfavorable change in accounts receivable due to the timing of cash collections, an $8.8 million decrease in net income and a $6.4 million unfavorable change in other current assets.
Cash Flows Used in Investing Activities
Cash flows used in investing activities were $0.7 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities for the six months ended June 30, 2026 included a cash outflow of $1.0 million related to the purchase of property and equipment, partially offset by $0.4 million in proceeds from the sale of property and equipment. Cash used in investing activities for the six months ended June 30, 2025 included a cash outflow of $3.1 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $0.9 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchases in 2025, the majority of the Company's cash used for investing activities in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Used in Financing Activities
Cash flows used in financing activities were $4.1 million for the six months ended June 30, 2026 compared to $8.1 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company repaid $93.1 million under its revolving credit facility, paid $12.0 million in taxes associated with the net share settlement of equity awards and made $2.5 million of finance lease payments. The Company also made earnout payments of $3.5 million, $2.5 million and $0.9 million to the former owners of Industrial Air, Kent Island and Consolidated Mechanical, respectively, of which $3.5 million was collectively recognized as a cash outflow from financing activities. These financing cash outflows were partially offset by $100.6 million in borrowings under the Company's revolving credit facility, $5.9 million of proceeds associated with the sale of shares to satisfy employee tax withholding requirements and $0.5 million of proceeds associated with employee contributions to the ESPP.
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
The following table reflects the Company’s available funding capacity, subject to covenant restrictions, as of June 30, 2026:

(in thousands)
Cash & cash equivalents(1)		$17,529
Credit agreement:
Wintrust Revolving Loans(2)	$100,000
Outstanding borrowings on the Wintrust Revolving Loans(3)	(17,500)
Outstanding letters of credit	(6,950)
Net credit agreement capacity available		75,550
Total available funding capacity		$93,079
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2026 consisted of certain overnight repurchase agreements.
(2)    On July 24, 2026, LFS, LHLLC, and other designated parties entered into the Third Amendment with Wintrust, as administrative agent, and the other lenders party thereto. The Third Amendment provides for, among other things, an upsize of the aggregate principal amount of the senior secured revolving credit facility from $100.0 million to $125.0 million. See Note 15 – Subsequent Events in the accompanying notes to the Company’s condensed consolidated financial statements for further information.

(3)    The Company intends to deploy free cash flow to continue to reduce its borrowings under its revolving credit facility.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the six months ended June 30, 2026. Management continues to expect that growth in our ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, should positively impact our cash flow trends.
Provided that the Company’s lenders continue to provide working capital funding, the Company believes based on its current forecast that its current cash and cash equivalents of $17.5 million as of June 30, 2026, cash payments to be received from existing and new customers, and availability of borrowing under the Wintrust Revolving Loans (pursuant to which we had $75.6 million of availability as of June 30, 2026) will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	June 30, 2026	December 31, 2025
Wintrust Revolving Loans	17,500	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 4.50% to 8.60% through 2031	18,199	20,570
Financing liability	5,351	5,351
Total debt	41,050	35,921
Less - Current portion of long-term debt	(4,862)	(5,031)
Less - Unamortized discount and debt issuance costs	(346)	(354)
Long-term debt	$35,842	$30,536
See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of June 30, 2026 and December 31, 2025, the Company had approximately $107.3 million and $156.6 million in surety bonds outstanding, respectively. The Company believes that its $1.0 billion bonding capacity provides us with a significant competitive advantage relative to many of its competitors which we believe have limited bonding capacity. See Note 13 – Commitments and Contingencies in the accompanying notes to the Company’s condensed consolidated financial statements for further information.
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
Management believes there have been no significant changes during the six months ended June 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
The Company is exposed to market risk through changes in interest rates, primarily limited to borrowings under the Wintrust Revolving Loans in excess of the amounts covered by the Company’s interest rate swap arrangement. As of June 30, 2026, the Company had $17.5 million of direct borrowings outstanding under the Wintrust Revolving Loans. The Company is party to an interest rate swap arrangement to manage the risk associated with a portion of its variable-rate long-term debt. The interest rate swap has a $10.0 million notional value with a fixed interest rate and will mature in July 2027. The Company has not designated this instrument as a hedge for accounting purposes. As a result, the change in fair value of the derivative instrument is recognized directly in earnings on the Company's condensed consolidated statements of operations as a gain or loss on interest rate swap. Assuming outstanding balances were to remain the same and including the impact of the Company’s interest rate swap agreement, a hypothetical 100 basis point increase in interest rates on our variable-rate debt (excluding the portion hedged by the swap) as of June 30, 2026 would result in an approximate $0.1 million increase in annualized interest expense. Conversely, a 100 basis point decrease in interest rates would result in a comparable decrease in annualized interest expense. Actual results could differ from these estimates due to fluctuations in borrowing levels and other factors. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for further detail of the Company’s revolving credit facility and interest rate swap arrangement.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of June 30, 2026 were $17.5 million. The Company maintains a disciplined cash management strategy whereby excess cash is invested in overnight repurchase agreements only when outstanding borrowings under its revolving credit facility are $10.0 million or less. When borrowings exceed this threshold, the Company generally deploys available cash to reduce outstanding revolver borrowings to approximately $10.0 million. For both the three and six months ending June 30, 2026, interest income in the aggregate was less than $0.1 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of June 30, 2026, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 13 – Commitments and Contingencies to the condensed consolidated financial statements for information regarding legal proceedings, which information is incorporated herein by reference.
Item 1A. Risk Factors
The financial condition and results of operations of the Company may be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described under “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risks could materially and adversely affect the Company’s business, financial condition, cash flows, and results of operations. The Company may also be subject to additional risks and uncertainties that are not currently known or that, due to future developments, may become material.
Except for the risk factor disclosed in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which is incorporated herein by reference, there have been no material changes to the risk factors disclosed in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and officers may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 4, 2026