Form 10-Q
period 2026-09-30
Limbach Holdings, Inc.
filed 2026-11-03
CIK 1606163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒
As of November 2, 2026, there were 11,730,205 shares of the registrant’s common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LIMBACH HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$29,062	$11,345
Restricted cash	7,015	65
Accounts receivable (net of allowance for credit losses of $515 and $396, respectively)	189,014	133,205
Contract assets, net	63,775	45,467
Income tax receivable	1,126	—
Other current assets	12,059	4,967
Total current assets	302,051	195,049

Property and equipment, net	49,524	43,309
Intangible assets, net	89,379	49,187
Goodwill	101,171	70,600
Operating lease right-of-use assets	20,348	19,792
Deferred tax asset	2,101	2,917
Other assets	1,495	276
Total assets	$566,069	$381,130

LIABILITIES
Current liabilities:
Current portion of long-term debt	$8,961	$5,031
Current operating lease liabilities	4,965	4,379
Accounts payable, including retainage	97,642	74,172
Contract liabilities, net	47,897	20,936
Accrued income taxes	—	1,152
Accrued expenses and other current liabilities	37,232	29,416
Total current liabilities	196,697	135,086
Long-term debt	145,297	30,536
Long-term operating lease liabilities	16,762	15,925
Other long-term liabilities	2,879	3,922
Total liabilities	361,635	185,469
Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value; 100,000,000 shares authorized, issued 12,104,645 and 11,806,466, respectively, and 11,730,205 and 11,626,814 outstanding, respectively	1	1
Additional paid-in capital	97,531	97,335
Treasury stock, at cost (374,440 and 179,652 shares, respectively)	(12,000)	(2,000)
Retained earnings	118,902	100,325
Total stockholders’ equity	204,434	195,661
Total liabilities and stockholders’ equity	$566,069	$381,130
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$230,460	$184,583	$542,776	$459,932
Cost of revenue	176,620	139,898	420,473	338,702
Gross profit	53,840	44,685	122,303	121,230
Operating expenses:
Selling, general and administrative	34,591	28,330	90,821	81,480
Acquisition-related retention expense and contingent consideration	571	610	950	1,832
Amortization of intangibles	3,615	2,400	7,084	6,020
Total operating expenses	38,777	31,340	98,855	89,332
Operating income	15,063	13,345	23,448	31,898
Other (expenses) income:
Interest expense	(1,243)	(1,223)	(2,717)	(2,312)
Interest income	96	88	112	792
Gain on disposition of property and equipment	129	367	448	1,107
Loss on early debt extinguishment	(250)	—	(250)	—
(Loss) gain on change in fair value of interest rate swap	(6)	(22)	54	(175)
Total other expense	(1,274)	(790)	(2,353)	(588)
Income before income taxes	13,789	12,555	21,095	31,310
Income tax expense	4,339	3,767	2,518	4,546
Net income	$9,450	$8,788	$18,577	$26,764

Earnings Per Share (“EPS”)
Earnings per common share:
Basic	$0.79	$0.76	$1.57	$2.32
Diluted	$0.79	$0.73	$1.54	$2.21
Weighted average number of shares outstanding:
Basic	11,888,075	11,626,578	11,856,651	11,557,649
Diluted	12,000,412	12,107,480	12,028,816	12,090,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2025	11,806,466	(179,652)	$1	$97,335	$(2,000)	$100,325	$195,661
Non-cash stock-based compensation	—	—	—	1,854	—	—	1,854
Shares issued related to vested restricted stock units	290,948	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(5,817)	—	—	(5,817)
Shares issued related to employee stock purchase plan	3,305	—	—	257	—	—	257
Net income	—	—	—	—	—	4,380	4,380
Balance at March 31, 2026	12,100,719	(179,652)	$1	$93,629	$(2,000)	$104,705	$196,335
Non-cash stock-based compensation	—	—	—	2,066	—	—	2,066
Net income	—	—	—	—	—	4,747	4,747
Balance at June 30, 2026	12,100,719	(179,652)	$1	$95,695	$(2,000)	$109,452	$203,148
Non-cash stock-based compensation	—	—	—	1,580	—	—	1,580
Shares issued related to employee stock purchase plan	3,926	—	—	256	—	—	256
Repurchase of common stock under Share Repurchase Program	—	(194,788)	—	—	(10,000)	—	(10,000)
Net income	—	—	—	—	—	9,450	9,450
Balance at September 30, 2026	12,104,645	(374,440)	$1	$97,531	$(12,000)	$118,902	$204,434

	Number of Shares
(in thousands, except share amounts)	Common stock	Treasury stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Stockholders’ equity
Balance at December 31, 2024	11,452,753	(179,652)	$1	$94,229	$(2,000)	$61,261	$153,491
Non-cash stock-based compensation	—	—	—	1,594	—	—	1,594
Shares issued related to vested restricted stock units	349,217	—	—	—	—	—	—
Tax withholding related to vested restricted stock units	—	—	—	(4,338)	—	—	(4,338)
Shares issued related to employee stock purchase plan	2,321	—	—	169	—	—	169
Net income	—	—	—	—	—	10,214	10,214
Balance at March 31, 2025	11,804,291	(179,652)	$1	$91,654	$(2,000)	$71,475	$161,130
Non-cash stock-based compensation	—	—	—	1,642	—	—	1,642
Net income	—	—	—	—	—	7,762	7,762
Balance at June 30, 2025	11,804,291	(179,652)	$1	$93,296	$(2,000)	$79,237	$170,534
Non-cash stock-based compensation	—	—	—	1,980	—	—	1,980
Shares issued related to employee stock purchase plan	2,175	—	—	260	—	—	260
Net income	—	—	—	—	—	8,788	8,788
Balance at September 30, 2025	11,806,466	(179,652)	$1	$95,536	$(2,000)	$88,025	$181,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$18,577	$26,764
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,246	13,058
Provision for credit losses	504	352
Non-cash stock-based compensation expense	5,500	5,216
Non-cash operating lease expense	3,941	3,021
Amortization of debt issuance costs	62	37
Deferred income tax provision	817	1,474
Gain on sale of property and equipment	(448)	(1,107)
Acquisition-related retention expense and contingent consideration(1)	950	1,832
Loss on early debt extinguishment	250	—
(Gain) loss on change in fair value of interest rate swap	(54)	175
Changes in operating assets and liabilities:
Accounts receivable	(15,107)	(4,743)
Contract assets and contract liabilities, net(1)	2,448	(14,794)
Other current assets	(2,561)	(3,565)
Other assets	82	—
Accounts payable, including retainage	9,543	(2,972)
Prepaid income taxes	(1,126)	(44)
Accrued taxes payable	(1,152)	(1,470)
Operating lease liabilities	(3,850)	(2,964)
Accrued expenses and other current liabilities	1,762	(1,695)
Payments of contingent consideration liability in excess of acquisition-date fair value	(3,404)	(711)
Other long-term liabilities	(786)	(293)
Net cash provided by operating activities	31,194	17,571
Cash flows from investing activities:
1901 Transaction, net of cash acquired	(65,978)	—
CYMCOR Transaction, net of cash acquired	(29,864)	—
Pioneer Power Transaction, net of cash acquired	—	(65,651)
Consolidated Mechanical Transaction, measurement period adjustment	—	(3)
Proceeds from sale of property and equipment	749	1,305
Advances from joint ventures	1	—
Purchases of property and equipment	(1,781)	(3,556)
Net cash used in investing activities	(96,873)	(67,905)
Cash flows from financing activities:
Payments on Wintrust Revolving Loan	(239,615)	(17,347)
Proceeds from Wintrust Revolving Loan	229,615	41,848
Proceeds from PNC Revolving Credit Facility	75,000	—
Proceeds from PNC Term Loan Facility	50,000	—
Payments of debt issuance costs	(1,796)	(168)
Payments of contingent consideration liability up to acquisition-date fair value	(3,507)	(2,289)
Payments on finance leases	(3,893)	(3,052)
Proceeds from the sale of shares to cover employee taxes	5,945	6,344
Taxes paid related to net-share settlement of equity awards	(12,037)	(10,684)
Repurchases of common stock under Share Repurchase Program	(10,000)	—
Proceeds from contributions to Employee Stock Purchase Plan	634	570
Net cash provided by financing activities	90,346	15,222
Increase (decrease) in cash, cash equivalents and restricted cash	24,667	(35,112)
Cash, cash equivalents and restricted cash, beginning of period	11,410	44,995
Cash, cash equivalents and restricted cash, end of period	$36,077	$9,883
Supplemental disclosures of cash flow information
Noncash investing and financing transactions:
Earnout liability associated with 1901 Transaction	$4,751	$—
Estimated working capital adjustment due from sellers, 1901 Transaction	3,298	—
Estimated working capital adjustment due to sellers, CYMCOR Transaction	(22)	—
Kent Island Transaction, measurement period adjustment	—	(94)
Right of use assets obtained in exchange for new operating lease liabilities	3,526	2,317
Right of use assets obtained in exchange for new finance lease liabilities	4,221	13,475
Right of use assets disposed or adjusted modifying operating lease liabilities	419	—
Right of use assets disposed or adjusted modifying finance lease liabilities	99	—
Interest paid	2,268	2,327
Cash paid for income taxes	$3,979	$4,663

(1) Certain prior-period operating cash flow amounts have been reclassified to conform to the current-period presentation, including the net presentation of changes in contract assets and contract liabilities and the presentation of acquisition-related retention expense and contingent consideration. These reclassifications had no impact on net cash provided by operating activities.
The Company refined the presentation of contract-related balances within operating activities by presenting changes in contract assets and contract liabilities on a net basis, rather than as separate line items, to align with the presentation of net contract positions.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIMBACH HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1 – Business and Organization
Limbach Holdings, Inc. (the “Company,” “we” or “our”), a Delaware corporation headquartered in Tampa, Florida is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. As of September 30, 2026, the Company had approximately 2,100 employees across 23 offices throughout the Eastern and Midwestern regions of the United States. The Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
References in these financial statements to the Company refer collectively to the accounts of Limbach Holdings, Inc. and its wholly-owned subsidiaries, including Limbach Holdings LLC (“LHLLC”), Limbach Facility Services LLC (“LFS”), Limbach Company LLC (“LC LLC”), Limbach Company LP (“LC LP”), Harper Limbach LLC (“Harper”), Harper Limbach Construction LLC (“Harper Construction LLC”), Limbach Facility & Project Solutions LLC (“LFPS”), Jake Marshall, LLC (“JMLLC”), Coating Solutions, LLC (“CSLLC”), ACME Industrial Piping, LLC (“ACME”), Industrial Air, LLC (“Industrial Air”), Kent Island Mechanical, LLC (“Kent Island”), Consolidated Mechanical, LLC (“Consolidated Mechanical”), Pioneer Power, LLC (“Pioneer Power”), CYMCOR, LLC (“CYMCOR”) and 1901 LLC (“1901”) for all periods presented, unless otherwise indicated. All intercompany balances and transactions have been eliminated.
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
Cash & Cash Equivalents

Cash and cash equivalents of $29.1 million and $11.3 million as of September 30, 2026 and December 31, 2025, respectively, consist of cash on hand, deposits held at financial institutions, and highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash of $7.0 million at September 30, 2026 is primarily comprised of cash collateral securing letters of credit outstanding under the Company's predecessor credit facility. The related restriction will be released upon the issuance of replacement letters of credit under the PNC Credit Agreement and termination of the legacy letters of credit. See Note 6 – Debt for more information. Restricted cash of $0.1 million at December 31, 2025 represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist primarily of amounts due from customers for services provided in the ordinary course of business. As of September 30, 2026 and December 31, 2025, trade accounts receivable were $189.0 million and $133.2 million, respectively.

The Company maintains an allowance for expected credit losses based on historical collection experience, aging of receivable balances, customer-specific risk characteristics, current economic conditions, and reasonable and supportable forecasts. The allowance for credit losses was $0.5 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements for assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the reported period, and the accompanying notes. Management believes that its most significant estimates and assumptions have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. The Company’s significant estimates include estimates associated with revenue recognition on construction contracts, costs incurred through each balance sheet date, intangibles, property and equipment, fair value accounting for acquisitions, insurance reserves, income tax valuation allowances, fair value of contingent consideration arrangements, and contingencies. If the underlying estimates and assumptions upon which the condensed consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying condensed consolidated financial statements.
Unaudited Interim Financial Information
The accompanying interim Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Condensed Consolidated Statements of Cash Flows for the periods presented are unaudited. Also, within the notes to the condensed consolidated financial statements, the Company has included unaudited information for these interim periods. These unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2026, its results of operations and equity for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
The Condensed Consolidated Balance Sheet as of December 31, 2025 was derived from the Company’s audited financial statements included in its Annual Report on Form 10-K filed with the SEC on March 2, 2026, but is presented as condensed and does not contain all the footnote disclosures from the annual financial statements.
Recent Accounting Pronouncements
In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and elected to apply the practical expedient to its current accounts receivable and contract assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.
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

Note 3 – Acquisitions
1901
On September 1, 2026 (the “1901 Effective Date”), the Company, through LFS, acquired all of the outstanding equity interests of 1901 pursuant to a Purchase Agreement with the former owners of 1901 (the “1901 Purchase Agreement”). The base purchase price was $63.0 million, subject to customary closing and post-closing adjustments, including adjustments related to working capital. After giving effect to closing adjustments and cash acquired, net cash consideration paid at closing was approximately $66.0 million. Approximately $4.2 million of the purchase price was deposited into an escrow account to secure certain indemnification obligations of the former owners. In addition, the Company recorded an estimated working capital adjustment receivable of $3.3 million representing management's current estimate of the amount recoverable pursuant to the post-closing adjustment provisions of the purchase agreement. The final settlement amount remains subject to review and determination in accordance with the terms of the purchase agreement. The acquisition was funded through a combination of cash on hand and borrowings under the Company's revolving credit facility. Upon closing, 1901 became a wholly owned indirect subsidiary of the Company.
1901 is a Madison, Wisconsin-based union MEP contractor providing mechanical, electrical, plumbing, controls, design-build, construction, fabrication, service, maintenance, and underground utility solutions throughout Wisconsin and the Midwest. The acquisition expands the Company’s footprint in the Midwest, strengthens its MEPC capabilities and increases its presence across market verticals, including higher education, healthcare, and cultural facilities, while creating additional opportunities in data centers, advanced manufacturing, life sciences, and technology.
The acquisition also includes contingent consideration of up to $6.0 million, payable in cash in two tranches of $3.0 million each based on the achievement of specified gross profit targets during the two-year period following the 1901 Effective Date, as set forth in the 1901 Purchase Agreement.
The 1901 Transaction was accounted for as a business combination using the acquisition method of accounting. As a result of the acquisition, the Company recognized preliminary goodwill of $14.3 million, which was allocated between the Company's ODR and GCR segments and is expected to be deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies, future growth opportunities and the assembled workforce of the acquired business.
The fair value estimates of the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are preliminary and subject to change as additional information becomes available during the measurement period. Measurement period adjustments are recorded as if they had been recognized as of the acquisition date. The effect of changes that do not qualify as measurement period adjustments are recognized in earnings in the period identified.
The following table summarizes the purchase consideration and the estimated fair values of assets acquired and liabilities assumed as of the 1901 Effective Date, with any excess of the purchase consideration over the estimated fair value of the net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$67,521
Estimated working capital adjustment	(3,298)
Earnout provision	4,751
Total Consideration	68,974

Fair value of assets acquired:
Cash and cash equivalents	1,543
Accounts receivable	40,348
Contract assets	3,662
Other current assets	1,243
Property and equipment	8,674
Operating lease right-of-use assets	1,120
Intangible assets	31,500
Amount attributable to assets acquired	88,090

Fair value of liabilities assumed:
Current portion of long-term debt – finance leases	1,072
Accounts payable, including retainage	13,810
Current operating lease liabilities	464
Accrued expenses and other current liabilities	7,181
Contract liabilities	7,650
Long-term debt – finance leases	2,618
Long-term operating lease liabilities	655
Amount attributable to liabilities assumed	33,450
Goodwill	$14,334
As of September 30, 2026, the preliminary purchase price allocation has not been finalized with respect to the valuation of identifiable intangible assets, the fair value of certain tangible assets acquired and liabilities assumed, the final working capital adjustment, goodwill and income tax-related matters. A final determination of the fair values of the assets acquired and liabilities assumed could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the 1901 Effective Date.
For working capital items, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, the carrying value was assumed to approximate fair value due to the short-term nature of these instruments. There was no difference between the contractual value and fair value of the accounts receivable acquired. Contract assets and contract liabilities were recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the Company had originated the related contracts.
As part of the preliminary purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships, acquired backlog and trade names and trademarks. The fair value of customer relationships and acquired backlog was determined using the multi-period excess earnings method under the income approach. The multi-period excess earnings method is a variation of the discounted cash flow method that isolates the cash flows attributable to a specific intangible asset and measures fair value by discounting those cash flows to present value.
The fair value of trade names and trademarks was determined using the relief-from-royalty method. This method requires identifying the future revenue expected to be generated by the asset, applying an appropriate royalty rate and discounting the resulting royalty savings to present value as of the acquisition date. The royalty rate used in the valuation was based on market rates for similar categories of assets.
The fair value of the non-compete agreements was determined using the with-or-without method under the income approach. This method measures the present value of the difference between projected cash flows assuming the non-compete agreements are in place and those assuming the agreements are not in place, reflecting the potential impact of competition from the individuals subject to the agreements.
Significant estimates and assumptions used in determining the fair value of the identifiable intangible assets include projected revenues, profitability, customer attrition rates and discount rates, which represent Level 3 inputs.
The Company amortizes acquired finite-lived intangible assets over their estimated useful lives in a manner that reflects the expected consumption of their economic benefits. When this pattern cannot be reliably determined, the Company uses the straight-line method. The estimated amortization expense for the remainder of 2026 is approximately $2.2 million, $7.2 million for 2027, $2.3 million for 2028, and $2.1 million for each of the following three years.
Intangible assets, net as of September 30, 2026 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$1,300	$(68)	$1,232	1.4
Customer relationships	23,200	(163)	23,037	11.7
Backlog	6,200	(477)	5,723	0.9
Non-compete agreements	800	(9)	791	7.2
Total	$31,500	$(717)	$30,783	9.0
In addition, in connection with the 1901 Transaction, the Company entered into certain retention-related bonus arrangements with key employees of 1901. These arrangements are designed to promote continued employment and support integration efforts following the acquisition. Retention-related compensation is recognized as expense ratably over the service period, which runs through August 2028, and is contingent on continued employment. Although funded from amounts withheld from the seller’s proceeds under the purchase agreement, these arrangements are accounted for separately from the acquisition as post-combination compensation expense and are excluded from consideration transferred under ASC 805, Business Combinations. Related expenses are recognized within acquisition-related retention expense and contingent consideration in the Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized $0.1 million in retention-related expenses associated with the 1901 Transaction.
CYMCOR
On August 4, 2026 (the "CYMCOR Effective Date"), the Company, through LFS, acquired all of the outstanding equity interests of CYMCOR pursuant to a Purchase Agreement with the former owners of CYMCOR (the "CYMCOR Purchase Agreement"). The base purchase price was $30.0 million, subject to customary closing and post-closing adjustments, including adjustments related to working capital. After giving effect to closing adjustments and cash acquired, net cash consideration paid at closing was approximately $29.9 million. Approximately $0.2 million of the purchase price was deposited into an escrow account to secure certain indemnification obligations of the former owners. In addition, the Company recorded an estimated working capital adjustment payable of less than $0.1 million representing management's current estimate of the amount payable pursuant to the post-closing adjustment provisions of the purchase agreement. The final settlement amount remains subject to review and determination in accordance with the terms of the purchase agreement. The acquisition was funded through a combination of cash on hand and borrowings under the Company's revolving credit facility. Upon closing, CYMCOR became a wholly owned indirect subsidiary of the Company.
CYMCOR is a professional services firm specializing in program management, commissioning oversight, and strategic consulting for hyperscale, colocation, enterprise, and mission-critical data center clients. CYMCOR partners directly with owners to plan, coordinate, and deliver complex projects throughout the facility lifecycle, building long-term relationships through a highly technical, service-oriented approach. The acquisition expands the Company’s professional services platform and is intended to strengthen the Company’s position within the rapidly growing data center market.
The CYMCOR Transaction was accounted for as a business combination using the acquisition method of accounting. As a result of the acquisition, the Company recognized preliminary goodwill of approximately $14.2 million, which was fully allocated to the Company's ODR segment and is expected to be deductible for income tax purposes. The goodwill recognized is primarily attributable to future growth opportunities, expected synergies and the assembled workforce of the acquired business.
The fair value estimates of the assets acquired and liabilities assumed, as well as the Company's estimates and assumptions, are preliminary and subject to change as additional information becomes available during the measurement period. Measurement period adjustments are recorded as if they had been recognized as of the acquisition date. The effect of changes that do not qualify as measurement period adjustments are recognized in earnings in the period identified.
The following table summarizes the purchase consideration and the estimated fair values of assets acquired and liabilities assumed as of the CYMCOR Effective Date, with any excess of the purchase consideration over the estimated fair value of the net assets acquired recorded as goodwill.

(in thousands)	Purchase Price Allocation
Consideration:
Cash	$32,403
Estimated working capital adjustment	22
Total Consideration	32,425

Fair value of assets acquired:
Cash and cash equivalents	2,539
Accounts receivable	858
Contract assets	201
Other current assets	10
Property and equipment	49
Operating lease right-of-use assets	630
Intangible assets	15,000
Amount attributable to assets acquired	19,287

Fair value of liabilities assumed:
Accounts payable, including retainage	78
Current operating lease liabilities	88
Accrued expenses and other current liabilities	86
Contract liabilities	261
Long-term operating lease liabilities	542
Amount attributable to liabilities assumed	1,055
Goodwill	$14,193
As of September 30, 2026, the preliminary purchase price allocation has not been finalized with respect to the valuation of identifiable intangible assets, the fair value of certain tangible assets acquired and liabilities assumed, the final working capital adjustment, goodwill and income tax-related matters. A final determination of the fair values of the assets acquired and liabilities assumed could differ from the preliminary purchase price allocation. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable, but no later than one year from the CYMCOR Effective Date.
For working capital items, including cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued expenses and other current liabilities, the carrying value was assumed to approximate fair value due to the short-term nature of these instruments. There was no difference between the contractual value and fair value of the accounts receivable acquired. Contract assets and contract liabilities were recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the Company had originated the related contracts.
As part of the preliminary purchase price allocation, the Company identified certain definite-lived intangible assets associated with customer relationships, acquired backlog, trade names and trademarks, internally developed technology and non-compete agreements.
The fair value of customer relationships and acquired backlog was determined using the multi-period excess earnings method under the income approach. The multi-period excess earnings method is a variation of the discounted cash flow method that isolates the cash flows attributable to a specific intangible asset and measures fair value by discounting those cash flows to present value.

The fair value of trade names and trademarks and internally developed technology was determined using the relief-from-royalty method. This method requires identifying the future revenue expected to be generated by the respective asset, applying an appropriate royalty rate and discounting the resulting royalty savings to present value as of the acquisition date. The royalty rate used in the valuation was based on market rates for similar categories of assets.
The fair value of the non-compete agreements was determined using the with-or-without method under the income approach. This method measures the present value of the difference between projected cash flows assuming the non-compete agreements are in place and those assuming the agreements are not in place, reflecting the potential impact of competition from the individuals subject to the agreements.
Significant estimates and assumptions used in determining the fair value of the identifiable intangible assets include projected revenues, profitability, customer attrition rates and discount rates, which represent Level 3 inputs.
The Company amortizes acquired finite-lived intangible assets over their estimated useful lives in a manner that reflects the expected consumption of their economic benefits. When this pattern cannot be reliably determined, the Company uses the straight-line method. The estimated amortization expense for the remainder of 2026 is approximately $0.8 million, $3.2 million for 2027, $1.5 million for each of 2028 and 2029,, $1.4 million for 2030, and $1.3 million for 2031.
Intangible assets, net as of September 30, 2026 are detailed below.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Weighted Average Useful Life (Years)
Trade name and trademarks	$100	$(11)	$89	1.3
Customer relationships	11,300	(202)	11,098	9.1
Backlog	2,300	(288)	2,012	1.1
Developed technology	400	(18)	382	3.5
Non-compete agreements	900	(37)	863	5.2
Total	$15,000	$(556)	$14,444	7.5
In connection with the CYMCOR Transaction, the Company entered into certain retention-related bonus arrangements with key employees of CYMCOR. These arrangements are designed to promote continued employment and support integration efforts following the acquisition. Retention-related compensation is recognized as expense ratably over the service period, which primarily runs through August 4, 2028, and is contingent on continued employment. The retention-related bonus arrangements are separate from, and not part of, the purchase price. Accordingly, these amounts were not included in the determination of purchase price or the allocation of purchase consideration under ASC 805, Business Combinations. Related expenses are recognized within acquisition-related retention expense and contingent consideration in the Company's Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized $0.2 million in retention-related expenses associated with the CYMCOR Transaction.
Pioneer Power
On July 1, 2025 (the "Pioneer Power Effective Date"), the Company, through LFS, acquired all the outstanding equity interests of Pioneer Power (the “Pioneer Power Transaction”) for net cash consideration of $65.7 million, after giving effect to cash acquired as part of the transaction. The acquisition was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility. Approximately $4.1 million of the cash consideration was initially held in escrow for indemnification purposes, a portion of which has subsequently been released. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest regions. The acquisition further expanded the Company’s footprint into new geographic markets in the upper Midwest regions. As a result of the Pioneer Power Transaction, Pioneer Power became a wholly-owned indirect subsidiary of the Company.
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

(in thousands)	Purchase Price Allocation	Cumulative Measurement Period Adjustments(1)	Adjusted Purchase Price Allocation
Consideration:
Cash	$66,612	$—	$66,612
Total Consideration	66,612	—	66,612

Fair value of assets acquired:
Cash and cash equivalents	961	—	961
Accounts receivable	18,416	—	18,416
Contract assets	4,176	920	5,096
Other current assets	58	—	58
Property and equipment	6,291	—	6,291
Intangible assets	16,200	—	16,200
Amount attributable to assets acquired	46,102	920	47,022

Fair value of liabilities assumed:
Accounts payable, including retainage	8,071	38	8,109
Accrued expenses and other current liabilities	1,527	(150)	1,377
Contract liabilities	6,506	3,931	10,437
Amount attributable to liabilities assumed	16,104	3,819	19,923
Goodwill	$36,614	$2,899	$39,513
(1)     The cumulative measurement period adjustments primarily related to refinements of acquired working capital balances, including accounts payable, accrued expenses and other current liabilities, and contract assets and contract liabilities, based on additional information regarding facts and circumstances that existed as of the acquisition date. The net effect of these adjustments was recorded as a corresponding adjustment to goodwill. Certain contract liability adjustments may be subject to recovery. As of September 30, 2026, no receivable has been recognized in connection with such potential recoveries. Any future amounts recovered will not result in adjustments to the final purchase price allocation.
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
Contract assets include costs and estimated earnings in excess of billings on uncompleted contracts and retainage associated with contracts for which the Company has a conditional right to consideration. The components of the contract asset balances as of the respective dates were as follows:

(in thousands)	September 30, 2026	December 31, 2025	Change
Contract assets
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,512	$29,254	$9,258
Retainage receivable, net	25,263	16,213	9,050
Total contract assets, net	$63,775	$45,467	$18,308
Contract liabilities
Contract liabilities include billings in excess of contract costs and estimated earnings on uncompleted contracts, provisions for losses and amounts related to retainage associated with overbilled contracts, which reduce billings in excess of costs until such payment become payable under contract terms. The components of the contract liability balances as of the respective dates were as follows:

(in thousands)	September 30, 2026	December 31, 2025	Change
Contract liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts, net	$47,629	$20,889	$26,740
Provisions for losses	268	47	221
Total contract liabilities, net	$47,897	$20,936	$26,961
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

During the three and nine months ended September 30, 2026, the Company recognized revenue of $2.9 million and $17.1 million, respectively, that was included in its contract liabilities balance at January 1, 2026. During the three and nine months ended September 30, 2025, the Company recognized revenue of $3.4 million and $40.0 million, respectively, that was included in its contract liabilities balance at January 1, 2025.
Claims and Unapproved Change Orders
Contract assets may include amounts related to claims and unapproved change orders, which arise when there is a dispute regarding changes in scope or pricing, or when additional work is performed or costs are incurred prior to execution of a contract amendment. The Company estimates recoveries related to claims and unapproved change orders as variable consideration using the most likely amount method, to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Such amounts generally become billable upon resolution of the underlying claim or execution of contract amendment or other written agreement. The estimated net realizable value of claims and unapproved change orders included within contract assets and contract liabilities was $16.9 million and $13.6 million as of September 30, 2026 and December 31, 2025, respectively.
Net Contract Position
The net (overbilling) underbilling position for contracts in process consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Revenue earned on uncompleted contracts	$853,000	$614,448
Less: Billings to date	(862,117)	(606,083)
Net (overbilling) underbilling	$(9,117)	$8,365

(in thousands)	September 30, 2026	December 31, 2025
Costs and estimated earnings in excess of billings on uncompleted contracts	$38,512	$29,254
Billings in excess of costs and estimated earnings on uncompleted contracts, net	(47,629)	(20,889)
Net (overbilling) underbilling	$(9,117)	$8,365
Revisions in Contract Estimates
The Company recorded revisions in its contract estimates for certain ODR and GCR projects. During the three and nine months ended September 30, 2026 and 2025, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more.
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
As of September 30, 2026, the aggregate amount of the transaction prices allocated to the remaining performance obligations of the Company’s ODR and GCR segment contracts were $290.4 million and $366.1 million, respectively. The Company currently estimates that 45% and 31% of its ODR and GCR segment remaining performance obligations as of September 30, 2026, respectively, will be recognized as revenue during the remainder of 2026, with the substantial majority of remaining performance obligations to be recognized within 24 months, although the timing of project execution may be affected by factors outside the Company's control.
Remaining performance obligations differ from backlog because certain ODR contracts are excluded from remaining performance obligations as they may be canceled for convenience by either party without significant penalty.
Note 5 – Goodwill and Intangibles
Goodwill
Goodwill was $101.2 million and $70.6 million as of September 30, 2026 and December 31, 2025, respectively. The Company evaluates its goodwill and indefinite-lived intangible assets allocated to its reporting units for impairment annually on October 1, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of its reporting units and indefinite-lived intangible assets are less than their carrying amount.
The Company did not recognize any impairment charges on its goodwill or intangible assets during the three and nine months ended September 30, 2026 and 2025.
The following table summarizes the carrying amount and changes in goodwill associated with the Company’s segments:

(in thousands)	ODR	GCR	Total
Goodwill as of December 31, 2025	$55,022	$15,578	$70,600
Measurement period adjustments - Pioneer Power Transaction(1)	2,044	—	2,044
Goodwill associated with the 1901 Transaction(2)	3,583	10,751	14,334
Goodwill associated with the CYMCOR Transaction(2)	14,193	—	14,193
Goodwill as of September 30, 2026	$74,842	$26,329	$101,171
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
(2)    See Note 3 – Acquisitions for further information on the CYMCOR and 1901 transactions.
Intangible Assets
Intangible assets are comprised of the following:

(in thousands)	Gross carrying amount	Accumulated amortization	Net intangible assets, excluding goodwill
September 30, 2026
Amortized intangible assets:
Customer relationships	$82,120	$(16,070)	$66,050
Backlog	14,460	(6,725)	7,735
Trade name, trademarks and intellectual property	6,950	(3,352)	3,598
Developed technology	400	(18)	382
Non-compete agreements	1,700	(46)	1,654
Total amortized intangible assets	105,630	(26,211)	79,419
Unamortized intangible assets:
Trade name – Limbach(1)	9,960	—	9,960
Total unamortized intangible assets	9,960	—	9,960
Total amortized and unamortized assets, excluding goodwill	$115,590	$(26,211)	$89,379
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

Total amortization expense for the Company’s definite-lived intangible assets was $3.6 million and $7.1 million for the three and nine months ended September 30, 2026, respectively, and $2.4 million and $6.0 million for the three and nine months ended September 30, 2025, respectively.
Note 6 – Debt
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2026	December 31, 2025
PNC Term Loan Facility – term loan payable in quarterly installments of principal, plus interest through September 2031	50,000	—
PNC Revolving Credit Facility	75,000	—
Wintrust Revolving Loans	—	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.06% to 8.60% through 2032	24,540	20,570
Financing liability	5,351	5,351
Total debt	154,891	35,921
Less – Current portion of long-term debt	(8,961)	(5,031)
Less – Unamortized discount and debt issuance costs	(633)	(354)
Long-term debt	$145,297	$30,536
PNC Credit Facility
On September 9, 2026 (the “PNC Closing Date”), LFS, LHLLC, and other designated parties entered into a credit agreement with PNC Bank, National Association (“PNC”), as administrative agent, and other lenders party thereto (the “PNC Credit Agreement”), which provides for aggregate commitments of up to $300.0 million (the “PNC Credit Facility”), consisting of:
(i)    a revolving credit facility with an aggregate principal amount of $200.0 million (the “PNC Revolving Credit Facility”), including a $20.0 million swingline loan subfacility and a $25.0 million letter of credit subfacility;
(ii)    a term loan facility with an aggregate principal amount of $50.0 million (the “PNC Term Loan Facility”); and
(iii)    a delayed draw term loan facility with aggregate commitments of $50.0 million (the “PNC DDTL Facility”).
The revolving credit facility and term loan facility mature on September 9, 2031. Subject to the provisions of the PNC Credit Agreement, commitments under the delayed draw term loan facility remain available through March 9, 2028. Subject to specified conditions and lender commitments, the PNC Credit Agreement also permits incremental credit facilities and commitment increases of up to the greater of $150.0 million and 100% of Consolidated EBITDA.
The obligations under the PNC Credit Agreement are guaranteed by the Company, LHLLC and certain subsidiaries and are secured by substantially all assets of LFS and the guarantors, subject to customary exceptions.
Subject to the provisions of the PNC Credit Agreement, borrowings under the PNC Credit Facility bear interest, at LFS's option, at either
(i) a base rate plus an applicable margin ranging from 0.50% to 1.50%; or
(ii) Term SOFR plus an applicable margin ranging from 1.50% to 2.50%, with applicable margins determined by reference to LFS's Consolidated Net Leverage Ratio. The PNC Credit Agreement includes commitment fees on the unused portions of the PNC Revolving Credit Facility and the PNC DDTL Facility at a rate ranging from 0.20% to 0.35% per annum.
The PNC Term Loan Facility is repayable in quarterly principal installments beginning December 31, 2026, with the remaining outstanding principal due at maturity.
The PNC Credit Agreement contains customary affirmative and negative covenants, representations and warranties and events of default, including financial covenants requiring LFS to maintain (i) a maximum Consolidated Net Leverage Ratio of 3.00 to 1.00 and (ii) a minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. The maximum Consolidated Net Leverage Ratio may be increased to 3.50 to 1.00 for four consecutive fiscal quarters following certain qualifying acquisitions.

The Company incurred approximately $1.8 million in debt issuance costs in connection with the PNC Credit Agreement. Debt issuance costs attributable to the funded PNC Term Loan Facility are presented as a direct deduction from the related debt balance. Debt issuance costs attributable to the PNC Revolving Credit Facility are included in other noncurrent assets and amortized over the term of the facility. Debt issuance costs attributable to the undrawn PNC DDTL Facility are included in other noncurrent assets and will be reclassified as a reduction of the carrying amount of the related debt to the extent borrowings are made. As of September 30, 2026, approximately $0.3 million of unamortized debt issuance costs attributable to the undrawn PNC DDTL Facility were included in other noncurrent assets.
In connection with entering into the PNC Credit Agreement, on the PNC Closing Date, the Company terminated its prior Wintrust credit facility and repaid approximately $118.1 million of outstanding borrowings using proceeds from the PNC Credit Facility. The Company recorded a loss on extinguishment of debt of approximately $0.2 million related to the write-off of unamortized debt issuance costs associated with the terminated facility.
As of September 30, 2026, the Company had $75.0 million in borrowings outstanding under the PNC Revolving Credit Facility and $50.0 million outstanding under the PNC Term Loan Facility, with a weighted average annual interest rate of 5.50% and 5.50%, respectively. Remaining availability under the PNC Revolving Credit Facility was $125.0 million, after giving effect to outstanding borrowings. No amounts were outstanding under the PNC DDTL Facility, and the full $50.0 million commitment remained available. Of the combined $175.0 million in unused commitments, approximately $39.9 million was unavailable due to financial covenant limitations, resulting in approximately $135.1 million of available borrowing capacity as of September 30, 2026. Availability under these facilities is subject to satisfaction of the applicable borrowing conditions, including compliance with financial covenants and the absence of specified defaults.
In connection with the closing of the PNC Credit Agreement and termination of the Wheaton Bank & Trust Company, N.A., a subsidiary of Wintrust Financial Corporation (collectively, “Wintrust”) credit facility, letters of credit totaling approximately $7.0 million remained outstanding as of September 30, 2026. These letters of credit expire no later than April 2027 and will be replaced with letters of credit issued under the PNC Credit Agreement. The Company maintains cash collateral of approximately $7.0 million, which is included in restricted cash on the Company's condensed consolidated balance sheets and will be released upon termination and replacement of the related legacy letters of credit. No amounts had been drawn under these letters of credit as of September 30, 2026.
As of September 30, 2026, the Company was in compliance with all financial maintenance covenants under the PNC Credit Agreement.
As of September 30, 2026, future maturities of debt outstanding under the PNC Credit Facility are as follows (in thousands):

2026	$625
2027	2,500
2028	2,500
2029	2,500
2030	2,500
2031	114,375
Total	$125,000
Former Wintrust Revolving Credit Facility
Prior to entering into the PNC Credit Agreement, the Company maintained a senior secured revolving credit facility with Wintrust, as administrative agent, pursuant to a Second Amended and Restated Credit Agreement originally entered into on May 5, 2023 (the “Second A&R Wintrust Credit Agreement”).
On July 24, 2026, LFS, LHLLC, and certain other designated parties entered into the Third Amendment to the Second A&R Wintrust Credit Agreement with Wintrust, as administrative agent, which increased total commitments from $100.0 million to $125.0 million and modified certain pricing and other terms. The Wintrust revolving credit facility was terminated on September 9, 2026 in connection with the Company's entry into the PNC Credit Agreement.
For the period from July 1, 2026 through September 9, 2026, maximum borrowings outstanding under the Wintrust revolving credit facility were $118.1 million and average daily borrowings were $28.0 million. For the period from January 1, 2026 through September 9, 2026, maximum borrowings outstanding were $118.1 million and average daily borrowings were $20.1 million. During the three and nine months ended September 30, 2025, maximum borrowings outstanding were $50.0 million and average daily borrowings were $48.0 million and $22.8 million, respectively.

For the period from July 1, 2026 through September 9, 2026 and for the period from January 1, 2026 through September 9, 2026, borrowings under the Wintrust revolving credit facility bore weighted average annual interest rates of 5.77% and 5.64%, respectively, inclusive of the net impact of the Company's interest rate swap arrangement. For the three and nine months ended September 30, 2025, borrowings under the Wintrust revolving credit facility bore weighted average annual interest rates of 6.28% and 6.12%, respectively.
Interest Rate Swap
Prior to the termination of the Wintrust revolving credit facility, the Company maintained an interest rate swap agreement to manage its exposure to interest rate variability associated with a portion of its variable-rate debt. The swap agreement became effective on July 14, 2022 and was scheduled to mature on July 31, 2027. The swap had a notional amount of $10.0 million and effectively fixed the underlying benchmark interest rate at 3.12%, subject to the applicable credit spread under the related debt agreement. The Company did not designate the swap as a hedge for accounting purposes; accordingly, changes in the fair value of the derivative were recognized in earnings within gain (loss) on interest rate swap.
In connection with the termination of the Wintrust revolving credit facility and entry into the PNC Credit Agreement, the Company terminated the swap and received settlement proceeds of approximately $0.1 million. The Company remeasured the derivative to fair value immediately prior to settlement, recognized the resulting adjustment in earnings and derecognized the instrument upon settlement. No amounts remained outstanding under the swap as of September 30, 2026.
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
The Company accounted for the transaction as a failed sale-leaseback and financing arrangement under ASC Topic 842 – Leases, as the lease was classified as a finance lease and control of the property did not transfer to the buyer-lessor. Accordingly, no gain or loss was recognized, and the property was not derecognized from the Company’s condensed consolidated balance sheets and continues to be recognized therein. Proceeds received were recorded as a financing liability and are repaid through lease payments, which are allocated between principal and interest.
As of September 30, 2026, the financing liability was $5.0 million, net of issuance costs, and was included within long-term debt on the Company’s condensed consolidated balance sheets. Interest expense associated with the financing for both the three and nine months ended September 30, 2026 and 2025, was approximately $0.1 million and $0.4 million, respectively.
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
Share Repurchase Program
In December 2025, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase up to $50.0 million of shares of its common stock through December 15, 2027. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or by other means in accordance with federal securities laws. Repurchases may also be made under Rule 10b5-1 plans. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock, and the program may be suspended or terminated by the Company at any time at its discretion without prior notice. As of September 30, 2026, the Company had repurchased 194,788 shares under the

Share Repurchase Program at an average price of $51.31 per share for an aggregate cost of approximately $10.0 million. The repurchased shares are held as treasury stock.
Employee Stock Purchase Plan
Upon approval of the Company’s stockholders on May 30, 2019, the Company adopted the Limbach Holdings, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on January 1, 2020. The ESPP permits eligible employees to purchase shares of the Company's common stock through payroll deductions at a purchase price equal to 85% of the fair market value of the Company's common stock at the end of each offering period. Offering periods are six months in duration and commence on January 1st and July 1st of each year. A total of 500,000 shares of common stock are authorized for issuance under the ESPP.
In January 2026 and July 2026, the Company issued 3,305 and 3,926 shares of common stock, respectively, under the ESPP. In January 2025 and July 2025, the Company issued a total of 2,321 and 2,175 shares of common stock, respectively, under the ESPP. As of September 30, 2026, 371,139 shares of common stock remain available for future issuance under the ESPP.
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
The Company believes that the carrying amounts of its financial instruments, including cash and cash equivalents, trade accounts receivable and accounts payable, consist primarily of instruments without extended maturities, which approximate fair value primarily due to their short-term maturities and low risk of counterparty default. The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2026 and December 31, 2025 consisted of overnight repurchase agreements in which cash from the Company’s main operating checking account is invested overnight in highly liquid, short-term investments and certain investments in money market funds sponsored by a large financial institution. For both the three and nine months ending September 30, 2026, interest income in the aggregate was approximately $0.1 million. For the three and nine months ending September 30, 2025, the Company recognized interest income in the aggregate of approximately $0.1 million and $0.8 million, respectively. The Company has not experienced any losses in its cash and cash equivalents and management believes the Company is not exposed to significant credit risk with respect to such accounts.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2026	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$25,392	$25,392	$—	$—
Total	$25,392	$25,392	$—	$—

	December 31, 2025	Level 1	Level 2	Level 3
Cash equivalents:
Overnight repurchase agreements	$10,245	$10,245	$—	$—
Total	$10,245	$10,245	$—	$—

PNC Credit Facility
As of September 30, 2026, the estimated fair values of borrowings outstanding under the PNC Revolving Credit Facility and PNC Term Loan Facility were approximately $75.0 million and $50.0 million, respectively, and approximated their carrying amounts before the deduction of unamortized debt issuance costs. The fair values were estimated using discounted cash flow analyses based on current market interest rates for similar debt instruments and were classified as Level 2 within the fair value hierarchy.
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
As a part of the total consideration for the Company’s December 2024 acquisition of Consolidated Mechanical, the former owner of Consolidated Mechanical is eligible to receive up to an aggregate of $2.0 million in cash, consisting of two individual tranches of $1.0 million pursuant to the terms of the purchase agreement, if the gross profit of Consolidated Mechanical equals or exceeds approximately (i) $6.8 million in the 12-month period beginning on the closing date of the transaction (the “First Consolidated Mechanical Earnout Period”) or (ii) $6.8 million in the 12-month period beginning on the first anniversary of the closing date of the transaction (the “Second Consolidated Mechanical Earnout Period” and together with the First Consolidated Mechanical Earnout Period, the “Consolidated Mechanical Earnout Payments”). The Company initially recognized $0.8 million in contingent consideration as of the closing date of the transaction. The fair value of contingent Consolidated Mechanical Earnout Payments is based on generating growth rates on the projected gross margins of Consolidated Mechanical and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period. In April 2026, the Company made a payment in the amount of $0.9 million to the former owner of Consolidated Mechanical related to the First Consolidated Mechanical Earnout Period.
As a part of the total consideration for the Company’s September 2026 acquisition of 1901, the 1901 Sellers are eligible to receive up to an aggregate of $6.0 million in cash, consisting of two individual tranches of $3.0 million pursuant to the terms of the 1901 Purchase Agreement. The Company initially recognized $4.8 million in contingent consideration as of the 1901 Effective Date. The fair value of contingent 1901 Earnout Payments is based on generating growth rates on the projected gross margins of 1901 and calculating the associated contingent payments based on achieving the earnout targets, which are reassessed each reporting period.
Based on the Company’s ongoing assessment of the fair value of contingent earnout liabilities, the Company recorded a net increase in the estimated fair value of such liabilities of $0.2 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, which was presented in the acquisition-related retention expense and contingent consideration in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, the Company recorded a net increase in the estimated fair value of such liabilities of $0.3 million and

$1.5 million, respectively. The Company determined the fair value of the earnout payments by utilizing the Monte Carlo Simulation method, which represents a Level 3 measurement.
The following table presents the carrying values of the Company’s contingent earnout payment obligations included in the accompanying condensed consolidated balance sheets, which approximated fair value at September 30, 2026 and December 31, 2025.

		Fair Value at Reporting Date Using
(in thousands)	September 30, 2026	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second Kent Island Earnout Period	$2,500	$—	$—	$2,500
Second Consolidated Mechanical Earnout Period	880	—	—	880
First 1901 Earnout Period	2,431	—	—	2,431
Other long-term liabilities:				—
Second 1901 Earnout Period	2,320	—	—	2,320
Total	$8,131	$—	$—	$8,131

		Fair Value at Reporting Date Using
(in thousands)	December 31, 2025	Level 1	Level 2	Level 3
Accrued expenses and other current liabilities:
Second IA Earnout Period(1)	3,500	—	—	3,500
First Kent Island Earnout Period(2)	2,500	—	—	2,500
First Consolidated Mechanical Earnout Period(3)	954	—	—	954
Other long-term liabilities:
Second Kent Island Earnout Period	2,372	—	—	2,372
Second Consolidated Mechanical Earnout Period	636	—	—	636
Total	$9,962	$—	$—	$9,962
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
Interest Rate Swap
Prior to its termination, the fair value of the interest rate swap was determined using observable market inputs, including interest rate curves, and incorporated assumptions regarding the nonperformance risk of both the Company and the counterparty. Accordingly, the interest rate swap was classified as a Level 2 item within the fair value hierarchy.
In connection with the termination of the Wintrust revolving credit agreement, the Company terminated and settled the interest rate swap on September 9, 2026. The swap was remeasured to fair value immediately prior to settlement, with the resulting adjustment recognized in earnings, and was derecognized upon settlement. Accordingly, no interest rate swap asset remained outstanding as of September 30, 2026. As of December 31, 2025, the swap had a fair value of less than $0.1 million and was recognized in other assets on the Company’s condensed consolidated balance sheets.
For the three and nine months ended September 30, 2026, the Company recognized a loss of less than $0.1 million and a gain of approximately $0.1 million, respectively, related to the changes in the fair value of the interest rate swap. For the three and nine months ended September 30, 2025, the Company recognized losses of less than $0.1 million and $0.2 million, respectively, related to the changes in the fair value of the interest rate swap.

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
The following table sets forth the computation of the basic and diluted earnings per share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
EPS numerator:
Net income	$9,450	$8,788	$18,577	$26,764

EPS denominator:
Weighted average shares outstanding – basic	11,888	11,627	11,857	11,558
Impact of dilutive securities	112	480	172	533
Weighted average shares outstanding – diluted	12,000	12,107	12,029	12,091

EPS:
Basic	$0.79	$0.76	$1.57	$2.32
Diluted	$0.79	$0.73	$1.54	$2.21

The following table summarizes the securities that were antidilutive, and therefore, were not included in the computations of diluted income per share of the Company’s common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based RSUs	324	—	56	—
Market-based RSUs	53,497	—	32,296	4
Employee Stock Purchase Plan	148	—	—	186
Total	53,969	—	32,352	190
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
The following table presents the Company’s income tax expense and its income tax rate for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax expense	$4,339	$3,767	$2,518	$4,546
Income tax rate	31.5%	30.0%	11.9%	14.5%
The U.S. federal statutory tax rate was 21% for each of the three and nine months ended September 30, 2026 and 2025. The Company’s effective tax rate differed from the U.S. federal statutory tax rate primarily due to state income taxes, federal tax credits, other permanent adjustments and discrete tax items.
The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 were significantly impacted by excess tax benefits related to the vesting of restricted stock units (“RSUs”) (see Note 14) which were recorded as discrete tax benefits during the first quarter of each year. The amount of these excess tax benefits is primarily dependent on the Company’s stock price on the applicable vesting dates. The excess tax benefits reduced the first-quarter effective tax rate by approximately 533.3% and 53.5% during 2026 and 2025, respectively.
No valuation allowance was required as of September 30, 2026 or December 31, 2025.
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
All of the Company’s identifiable assets are located in the United States, which is where the Company is domiciled.
Condensed consolidated segment information for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Statement of Operations Data:
Revenue:
ODR	$150,650	$141,382	$378,875	$340,723
GCR	79,810	43,201	163,901	119,209
Total revenue	230,460	184,583	542,776	459,932

Cost of revenue:
ODR	112,441	105,703	286,922	247,294
GCR	64,179	34,195	133,551	91,408
Total cost of revenue	176,620	139,898	420,473	338,702

Gross profit:
ODR	38,209	35,679	91,953	93,429
GCR	15,631	9,006	30,350	27,801
Total gross profit	53,840	44,685	122,303	121,230

Selling, general and administrative(1)	34,591	28,330	90,821	81,480
Acquisition-related retention expense and contingent consideration	571	610	950	1,832
Amortization of intangibles	3,615	2,400	7,084	6,020
Operating income	$15,063	$13,345	$23,448	$31,898

Other (expenses) income:
Interest expense	(1,243)	(1,223)	(2,717)	(2,312)
Interest income	96	88	112	792
Gain on disposition of property and equipment	129	367	448	1,107
Loss on early debt extinguishment	(250)	—	(250)	—
(Loss) gain on change in fair value of interest rate swap	(6)	(22)	54	(175)
Total other expenses	(1,274)	(790)	(2,353)	(588)
Income before income taxes	$13,789	$12,555	$21,095	$31,310
(1)    Included within selling, general and administrative expenses was $1.6 million and $1.9 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively, and $5.5 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Southern California Sublease. The Company subleases substantially all of its Southern California leased office space through April 30, 2027. The Company remains obligated under the related master lease and would be required to satisfy its obligations to the landlord in the event of a sublessee default. Sublease income recognized in selling, general and administrative expense was approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes the lease amounts included in the Company’s condensed consolidated balance sheets:

(in thousands)	Classification on the Condensed Consolidated Balance Sheets	September 30, 2026	December 31, 2025
Assets
Operating	Operating lease right-of-use assets(1)	$20,348	$19,792
Finance	Property and equipment, net(2)(3)	25,362	22,002
Total lease assets		$45,710	$41,794

Liabilities
Current
Operating	Current operating lease liabilities	$4,965	$4,379
Finance	Current portion of long-term debt	6,461	5,031
Noncurrent
Operating	Long-term operating lease liabilities	16,762	15,925
Finance	Long-term debt(4)	23,430	20,890
Total lease liabilities		$51,618	$46,225
(1)     Operating lease assets are recorded net of accumulated amortization of $21.9 million at September 30, 2026 and $17.9 million at December 31, 2025.
(2)    Finance lease vehicle assets are recorded net of accumulated amortization of $10.7 million at September 30, 2026 and $8.2 million at December 31, 2025.
(3)    Includes approximately $2.1 million and $2.2 million of net property assets associated with the Company’s Pontiac Facility at both September 30, 2026 and December 31, 2025, respectively.
(4)    Includes approximately $5.4 million associated with the Company’s sale and leaseback financing transaction at both September 30, 2026 and December 31, 2025. See Note 6 – Debt for further detail.
The following table summarizes the lease costs included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Classification on the Condensed Consolidated Statement of Operations	2026	2025	2026	2025
Operating lease cost	Cost of revenue(1)	$1,265	$834	$2,878	$2,603
Operating lease cost	Selling, general and administrative(1)	1,176	524	2,380	1,389
Finance lease cost
Amortization	Cost of revenue(2)	1,590	1,421	4,401	3,392
Interest	Interest expense, net(2)	280	278	787	650
Total lease cost		$4,311	$3,057	$10,446	$8,034
(1)    Operating lease costs recorded in cost of revenue included $0.1 million and $0.3 million of variable lease costs for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, $0.1 million of variable lease costs are included in selling, general and administrative for both the three months ended September 30, 2026 and 2025, and $0.3 million for both the nine months ended September 30, 2026 and 2025. These variable costs consist of the Company’s proportionate share of operating expenses, real estate taxes and utilities.
(2)     Finance lease costs recorded in cost of revenue includes variable lease costs of $1.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $3.2 million and $2.8 million for the nine months ended September 30, 2026 and 2025, respectively. These variable lease costs consist of fuel, maintenance, and sales tax charges.
The future undiscounted minimum finance lease payments, as reconciled to the discounted minimum lease obligation indicated on the Company’s condensed consolidated balance sheets within current and long-term debt, less interest, and under current and long-term operating leases, less imputed interest, as of September 30, 2026 were as follows (in thousands):

Year ending:	Vehicles	Pontiac Facility	Total Finance Lease Obligations	Operating Lease Obligations	Sublease Receipts(1)
Remainder of 2026	$1,987	$138	$2,125	$1,611	$286
2027	7,299	555	7,854	5,882	495
2028	6,460	569	7,029	5,098	14
2029	6,247	583	6,830	3,926	—
2030	4,097	597	4,694	2,654	—
Thereafter	1,200	12,552	13,752	6,820	—
Total minimum lease payments	27,290	14,994	42,284	25,991	$795
Financing Component (2)	(2,750)	(9,643)	(12,393)	(4,264)
Net present value of minimum lease payments	24,540	5,351	29,891	21,727
Less: current portion of finance and operating lease obligations	(6,461)	—	(6,461)	(4,965)
Long-term finance and operating lease obligations	$18,079	$5,351	$23,430	$16,762
(1)    Primarily associated with the aforementioned third-party sublease agreement.
(2)    The financing component for finance lease obligations represents the interest component of finance leases that will be recognized as interest expense in future periods. The financing component for operating lease obligations represents the effect of discounting the lease payments to their present value.
The following is a summary of the lease terms and discount rates as of:

	September 30, 2026	December 31, 2025
Weighted average lease term (in years):
Operating	5.63	5.43
Finance (1)	3.58	3.95

Weighted average discount rate:
Operating	6.39%	6.18%
Finance (1)	5.59%	5.41%
(1)     Excludes the weighted average lease term and weighted average discount rate associated with the aforementioned sale-leaseback financing transaction, which has a Primary Term of 25 years and utilized an implicit rate of 11.11%. See Note 6 – Debt for further detail.
The following is a summary of other information and supplemental cash flow information related to finance and operating leases:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,115	$3,935
Operating cash flows from finance leases	721	619
Financing cash flows from finance leases	3,893	3,052
Right-of-use assets exchanged for lease liabilities:
Operating leases	3,526	2,317
Finance leases	4,221	13,475
Right-of-use assets disposed or adjusted modifying operating leases liabilities	419	—
Right-of-use assets disposed or adjusted modifying finance leases liabilities	99	—
Note 13 – Commitments and Contingencies
Legal. The Company is continually involved in administrative proceedings, arbitrations, and litigation with owners, general contractors, suppliers, employees, former employees and other unrelated parties, all arising in the ordinary courses of business.

The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the condensed consolidated financial statements. Management currently believes the results of these actions will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.
Surety. The terms of its construction contracts frequently require that the Company obtain from surety companies, and provide to its customers, payment and performance bonds (“Surety Bonds”) as a condition to the award of such contracts. The Surety Bonds secure the Company’s payment and performance obligations under such contracts, and the Company has agreed to indemnify the surety companies for amounts, if any, paid by them in respect of Surety Bonds issued on its behalf. In addition, at the request of labor unions representing certain of the Company’s employees, Surety Bonds are sometimes provided to secure obligations for wages and benefits payable to or for such employees. Public sector contracts require Surety Bonds more frequently than private sector contracts, and accordingly, the Company’s bonding requirements typically increase as the amount of public sector work increases. As of September 30, 2026, the Company had approximately $121.6 million in surety bonds outstanding. The Surety Bonds are issued by surety companies in return for premiums, which vary depending on the size and type of bond.
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
Self-insurance. The Company is substantially self-insured for workers’ compensation and general liability claims, due to the relatively high per-occurrence deductibles under its insurance programs. The Company purchases workers’ compensation and general liability insurance under policies with per-incident deductibles of $250,000 per occurrence and a $7.9 million maximum aggregate deductible loss limit per year. Losses incurred over primary policy limits are covered by umbrella and excess policies up to specified limits with multiple excess insurers. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as current and non-current liabilities. The liability is determined by establishing a reserve for each reported claim on a case-by-case basis based on the nature of the claim and historical loss experience for similar claims plus an allowance for the cost of incurred but not reported claims. The current portion of the liability is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The non-current portion of the liability is included in other long-term liabilities on the condensed consolidated balance sheets.
The Company is also self-insured for medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as a current liability in accrued expenses and other current liabilities.
The components of the self-insurance liability as of September 30, 2026 and December 31, 2025 are as follows:

(in thousands)	September 30, 2026	December 31, 2025
Current liability — workers’ compensation and general liability	$399	$539
Current liability — medical and dental	580	621
Non-current liability	202	915
Total liability	$1,181	$2,075
Restricted cash related to self-insurance liability	$65	$65
The restricted cash balance represents an imprest cash balance set aside for the funding of workers' compensation and general liability insurance claims. This amount is replenished either when depleted or at the beginning of each month.
Note 14 – Management Incentive Plans
The Company maintains the Omnibus Incentive Plan to provide equity-based and cash-based incentive awards to employees, directors and consultants. The Omnibus Incentive Plan provides for grants of options, stock appreciation rights, restricted shares, RSUs, performance-based awards (including performance-based restricted shares and restricted stock units), other share-based awards, other cash-based awards or any combination thereof.

Service-Based Awards
The Company grants service-based stock awards in the form of RSUs. Service-based RSUs granted to executives, employees, and non-employee directors vest ratably, on an annual basis, over three years and in the case of certain awards to non-employee directors, over one year. The grant date fair value of the service-based awards was equal to the closing market price of the Company’s common stock on the date of grant. For both the three months ended September 30, 2026 and 2025, the Company recognized $0.6 million of non-cash stock-based compensation expense related to outstanding service-based RSUs. For the nine months ended September 30, 2026 and 2025, the Company recognized $2.0 million and $1.7 million, respectively, of stock-based compensation expense related to outstanding service-based RSUs.
The following table summarizes the Company’s service-based RSU activity for the nine months ended September 30, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	87,141	$46.20
Granted	41,555	77.51
Vested	(58,179)	35.61
Forfeited	(3,381)	74.16
Unvested at September 30, 2026	67,136	$73.36
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
The Company recognizes non-cash stock-based compensation expense for these awards over the vesting period based on the projected probability of achievement of the performance conditions as of the end of each reporting period during the performance period and may periodically adjust the recognition of such expense, as necessary, in response to any changes in the Company’s forecasts with respect to the performance conditions. For the three months ended September 30, 2026 and 2025, the Company recognized $0.3 million and $1.0 million, respectively, of non-cash stock-based compensation expense related to outstanding PRSUs. For the nine months ended September 30, 2026 and 2025, the Company recognized $1.4 million and $2.4 million, respectively, of stock-based compensation expense related to outstanding PRSUs. All unvested PRSU awards as of September 30, 2026 are related to awards granted in fiscal year 2024.
The following table summarizes the Company’s PRSU activity for the nine months ended September 30, 2026:

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	277,245	$21.58
Granted	—	—
Performance factor adjustment(1)	99,690	12.20
Vested	(299,083)	12.20
Forfeited	(4,112)	45.47
Unvested at September 30, 2026	73,740	$45.60
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
Because vesting is subject to a market condition, the grant date fair value of these awards was estimated using a Monte Carlo simulation model. The assumptions used in the model included expected volatility for the Company and the Russell 2000 Index, risk-free interest rates, expected dividend yields, and the correlation between the Company’s stock and the Russell 2000 Index. The grant date fair value is expensed over the requisite three-year performance period using a straight-line method, as long as the employee remains employed during the performance period. For the three months ended September 30, 2026, and 2025 the Company recognized $0.6 million and $0.4 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs. For the nine months ended September 30, 2026, and 2025 the Company recognized $2.1 million and $1.1 million, respectively, of non-cash stock-based compensation expense related to outstanding MRSUs.

	Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	47,786	$89.75
Granted	65,096	82.26
Vested	—	—
Forfeited	(6,523)	86.21
Unvested at September 30, 2026	106,359	$85.38
Stock-Based Compensation Expense
Total recognized non-cash stock-based compensation expense amounted to $1.5 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized non-cash stock-based compensation expense of $5.5 million and $5.2 million, respectively. The aggregate fair value as of the vest date of RSUs that vested during the nine months ended September 30, 2026 and 2025 was $31.2 million and $29.7 million, respectively. Total non-cash unrecognized stock-based compensation expense related to unvested RSUs that are probable of vesting was $7.9 million at September 30, 2026. These costs are expected to be recognized over a weighted average period of 1.74 years.

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
Overview
The Company is a building systems solutions firm that designs, delivers, and maintains mechanical (heating, ventilation, and air conditioning), electrical, plumbing, and controls (“MEPC”) systems. The Company partners with building owners and operators of mission-critical facilities across healthcare, industrial and manufacturing, data centers, life sciences, higher education, and cultural and entertainment markets. As of September 30, 2026, the Company had approximately 2,100 team members across 23 offices throughout the Eastern and Midwestern regions of the United States. The Company strives to be an indispensable partner by combining its national capabilities with strong local execution and talent to deliver proactive, safe, and reliable solutions for complex facilities. Operating on a connected platform, the Company integrates engineering expertise with field execution to provide customized MEPC infrastructure solutions that address both operational and capital project needs, optimizing performance, enhancing reliability, and ensuring long-term safety.
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
Acquisition-related Retention Expense and Contingent Consideration
As part of the acquisitions of Pioneer Power, CYMCOR and 1901, the Company implemented retention arrangements for certain key employees of the acquired businesses. Retention-related compensation is contingent on continued employment and is recognized as expense ratably over the respective required service periods.
Certain of the Company’s prior acquisitions include contingent earnout arrangements in which the Company may be required to make additional payments contingent upon the acquired businesses achieving specified performance targets over specified periods. The change in fair value of contingent consideration relates to the remeasurement of the contingent consideration arrangements resulting from the acquisitions of each of ACME, Industrial Air, Kent Island, Consolidated Mechanical and 1901. The carrying values of the ACME, Industrial Air, Kent Island, Consolidated Mechanical and 1901 earnout payments are subject to remeasurement at fair value at each reporting date through the end of the respective earnout periods with any changes in the fair value reported as a separate component of operating income in the condensed consolidated statements of operations. See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s contingent earnout arrangements.
Amortization of Intangibles
Amortization expense represents periodic non-cash charges that consist of amortization of various intangible assets primarily including customer relationships, backlog, trade name, trademarks and intellectual property, favorable leasehold interests, developed technology and non-compete agreements. Each of the Company's acquisition-related intangible assets was recorded under the acquisition method of accounting at their estimated fair values at the acquisition date. See Note 5 – Goodwill and Intangible Assets in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.
Other (Expenses) Income
Other (expenses) income consists primarily of interest expense incurred in connection with the Company’s indebtedness, gains and losses on dispositions of property and equipment, changes in the fair value of the Company’s interest rate swap, a loss on early debt extinguishment and interest income earned on overnight repurchase agreements. Deferred financing costs are amortized to interest expense using the effective interest method.

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
On September 1, 2026, the Company completed the acquisition of Madison, Wisconsin-based mechanical contractor, 1901. 1901 is a union MEP contractor providing mechanical, electrical, plumbing, controls, design-build, construction, fabrication, service, maintenance, and underground utility solutions throughout Wisconsin and the Midwest. The acquisition further expands the Company’s footprint in the core Midwest, strengthens its MEPC capabilities and increases its exposure across market verticals, including higher education, healthcare, and cultural facilities, while creating additional opportunities in data centers, advanced manufacturing, life sciences, and technology.
On August 4, 2026, the Company completed the acquisition of Frisco, Texas-based professional services firm, CYMCOR. CYMCOR is a professional services firm specializing in program management, commissioning oversight, and strategic consulting for hyperscale, colocation, enterprise, and mission-critical data center clients. CYMCOR partners directly with owners to plan, coordinate, and deliver complex projects throughout the facility lifecycle, building long-term relationships through a highly technical, service-oriented approach. The acquisition expands the Company’s professional services platform and strengthens the Company’s position within the rapidly growing data center market.
On July 1, 2025, the Company completed an acquisition of Woodbury, Minnesota-based mechanical contractor, Pioneer Power. Pioneer Power is a provider of industrial and institutional mechanical solutions serving healthcare, food, power/utility, oil refining and other select markets in the greater Twin Cities region of Minnesota and upper Midwest region. The acquisition further expanded the Company’s footprint in the core Midwest region and extended its reach into new geographic markets in the upper Midwest.
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

Comparison of Results of Operations for the three months ended September 30, 2026 and 2025
The following table presents operating results for the three months ended September 30, 2026 and 2025 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Three Months Ended September 30,
	2026			2025
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$150,650	65.4%		$141,382	76.6%
GCR	79,810	34.6%		43,201	23.4%
Total revenue	230,460	100.0%		184,583	100.0%

Cost of revenue:
ODR	112,441	74.6%	(1)	105,703	74.8%	(1)
GCR	64,179	80.4%	(2)	34,195	79.2%	(2)
Total cost of revenue	176,620	76.6%		139,898	75.8%

Gross profit:
ODR	38,209	25.4%	(1)	35,679	25.2%	(1)
GCR	15,631	19.6%	(2)	9,006	20.8%	(2)
Total gross profit	53,840	23.4%		44,685	24.2%

Selling, general and administrative(3)	34,591	15.0%		28,330	15.3%
Acquisition-related retention expense and contingent consideration	571	0.2%		610	0.3%
Amortization of intangibles	3,615	1.6%		2,400	1.3%
Total operating income	15,063	6.5%		13,345	7.2%

Other expense	(1,274)	(0.6)%		(790)	(0.4)%
Total income before income taxes	13,789	6.0%		12,555	6.8%
Income tax expense	4,339	1.9%		3,767	2.0%
Net income	$9,450	4.1%		$8,788	4.8%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $1.6 million and $1.9 million of non-cash stock-based compensation expense for the three months ended September 30, 2026 and 2025, respectively.
Revenue

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$150,650	$141,382	$9,268	6.6%
GCR	79,810	43,201	36,609	84.7%
Total revenue	$230,460	$184,583	$45,877	24.9%
•Total revenue increased by $45.9 million, or 24.9%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Revenue generated from the Company’s organic operations increased by

$26.6 million, or 14.4%. The Company’s organic revenue growth during the third quarter was driven primarily by project commencements and execution within its existing backlog. The Company expects continued execution of its backlog, together with anticipated new bookings, to support further organic revenue growth during the remainder of 2026.
During the three months ended September 30, 2026, the acquisitions of 1901 and CYMCOR contributed $19.3 million of revenue in the aggregate. Acquisition-related revenue represents revenue generated by an acquired business during the twelve-month period following its acquisition date. Thereafter, the acquired business is included within the Company's organic operations and period-over-period changes are discussed on a combined basis.
•ODR revenue increased by $9.3 million, or 6.6%, primarily due to the acquisitions of 1901 and CYMCOR, as well as organic growth. These acquisitions contributed approximately $6.2 million of ODR revenue during the three months ended September 30, 2026, while the Company’s ODR organic revenue increased approximately $3.1 million.
•GCR revenue increased by $36.6 million, or 84.7%, primarily due to a $23.5 million increase in GCR organic revenue, as well as an increase in GCR acquisition-related revenue of approximately $13.1 million attributable to the 1901 acquisition.
Gross Profit

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$38,209	$35,679	$2,530	7.1%
GCR	15,631	9,006	6,625	73.6%
Total gross profit	$53,840	$44,685	$9,155	20.5%

Total gross profit as a percentage of total revenue	23.4%	24.2%
•Total gross profit increased by $9.2 million primarily due to higher revenue. Gross margin percentage reflected the quarter’s revenue mix, including a higher proportion of GCR revenue, which typically carries lower gross margins than ODR revenue. Segment gross margins also reflected the contribution from certain recently acquired businesses that currently operate at lower gross margin profiles than Limbach’s historical levels. These businesses currently continue to perform in line with the Company’s integration expectations, and management is implementing operational and pricing initiatives to improve profitability, with the goal of bringing their gross margins closer to the Company’s historical averages over the next two to three years.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more during the three months ended September 30, 2026 and 2025.
Selling, General and Administrative (“SG&A”)

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$34,591	$28,330	$6,261	22.1%

Total selling, general and administrative as a percentage of total revenue	15.0%	15.3%
•SG&A expense increased $6.3 million, or 22.1%, which included approximately $1.2 million of aggregate SG&A expenses associated with the 1901 and CYMCOR acquisitions. Acquisition-related SG&A represents SG&A expenses incurred by an acquired business during the twelve-month period following its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. The increase in organic SG&A expense was approximately $5.1 million, primarily driven by a $2.8 million increase in professional services expense due to the 1901 and CYMCOR acquisitions and a $2.7 million increase in payroll-related expenses, partially offset by a $0.4 million decrease in stock-based compensation expense.
•As a percentage of revenue, SG&A expense decreased to 15.0% from 15.3% in the prior-year period.
Acquisition-Related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $0.6 million for both the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, these expenses included approximately $0.4 million and $0.3 million, respectively, of aggregate acquisition-related retention expense associated with the Pioneer Power, 1901 and CYMCOR acquisitions. In connection with these acquisitions, the Company entered into retention agreements with certain key employees of the acquired businesses. Retention-related compensation is contingent on continued employment and is recognized as expense ratably over the respective required service periods.
The Company also recognized a $0.2 million increase in the fair value of contingent consideration during the three months ended September 30, 2026, compared to a $0.3 million increase during the three months ended September 30, 2025. Changes in the fair value of contingent consideration represent non-cash expenses and were primarily attributable to updates in the estimated probability of achieving the gross profit targets underlying the related earnout arrangements.
See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s earnout arrangements.
Amortization of Intangibles

	Three Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$3,615	$2,400	$1,215	50.6%
•Amortization of intangibles increased period-over-period primarily due to amortization expense associated with intangible assets recognized in connection with the CYMCOR and 1901 acquisitions, which was incurred only in the current-year period.
See Note 5 – Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.
Other (Expenses) Income

	Three Months Ended September 30,
	2026	2025	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(1,243)	$(1,223)	$(20)	1.6%
Interest income	96	88	8	9.1%
Gain on disposition of property and equipment	129	367	(238)	(64.9)%
Loss on change in fair value of interest rate swap	(6)	(22)	16	72.7%
Loss on early debt extinguishment	(250)	—	(250)	(100.0)%
Total other expenses	$(1,274)	$(790)	$(484)	61.3%

•Interest expense, interest income and the loss on change in fair value of the interest rate swap remained relatively consistent with the prior-year period. Gain on disposition of property and equipment decreased $0.2 million, reflecting normal fluctuations in asset disposal activity.
Income Taxes
The Company recorded an income tax provision of $4.3 million for the three months ended September 30, 2026 compared to $3.8 million for the three months ended September 30, 2025. The effective tax rate was 31.5% and 30.0% for the three months ended September 30, 2026 and 2025, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate period-over-period was primarily due to state income taxes, tax credits, other permanent adjustments and discrete tax items. See Note 10 – Income Taxes in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.
Comparison of Results of Operations for the nine months ended September 30, 2026 and 2025
The following table presents operating results for the nine months ended September 30, 2026 and 2025 in dollars and expressed as a percentage of total revenue (except as indicated below), as compared below:

	Nine Months Ended September 30,
	2026			2025
(in thousands except for percentages)
Statement of Operations Data:
Revenue:
ODR	$378,875	69.8%		$340,723	74.1%
GCR	163,901	30.2%		119,209	25.9%
Total revenue	542,776	100.0%		459,932	100.0%

Cost of revenue:
ODR	286,922	75.7%	(1)	247,294	72.6%	(1)
GCR	133,551	81.5%	(2)	91,408	76.7%	(2)
Total cost of revenue	420,473	77.5%		338,702	73.6%

Gross profit:
ODR	91,953	24.3%	(1)	93,429	27.4%	(1)
GCR	30,350	18.5%	(2)	27,801	23.3%	(2)
Total gross profit	122,303	22.5%		121,230	26.4%

Selling, general and administrative(3)	90,821	16.7%		81,480	17.7%
Acquisition-related retention expense and contingent consideration	950	0.2%		1,832	0.4%
Amortization of intangibles	7,084	1.3%		6,020	1.3%
Total operating income	23,448	4.3%		31,898	6.9%

Other expense	(2,353)	(0.4)%		(588)	(0.1)%
Total income before income taxes	21,095	3.9%		31,310	6.8%
Income tax expense	2,518	0.5%		4,546	1.0%
Net income	$18,577	3.4%		$26,764	5.8%
(1)As a percentage of ODR revenue.
(2)As a percentage of GCR revenue.
(3)Included within selling, general and administrative expenses was $5.5 million and $5.2 million of non-cash stock-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.

Revenue

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Revenue:
ODR	$378,875	$340,723	$38,152	11.2%
GCR	163,901	119,209	44,692	37.5%
Total revenue	$542,776	$459,932	$82,844	18.0%
•Total revenue increased by $82.8 million, or 18.0%, primarily due to the acquisitions of Pioneer Power, 1901 and CYMCOR, which collectively contributed $73.8 million during the nine months ended September 30, 2026. Acquisition-related revenue represents revenue generated by an acquired business during the twelve-month period following its acquisition date. Thereafter, the acquired business is included within the Company's organic operations and period-over-period changes are discussed on a combined basis. For the nine months ended September 30, 2026, acquisition-related revenue included Pioneer Power’s revenue from January 1, 2026 through June 30, 2026, and revenue from 1901 and CYMCOR from their respective acquisition dates through September 30, 2026.
Revenue generated from the Company’s organic operations increased by $9.1 million for the nine months ended September 30, 2026. The Company’s organic revenue growth was driven by project commencements and execution within its existing backlog. The Company expects to continue executing on its existing backlog, together with new bookings, to support further organic revenue growth during the remainder of 2026.
•ODR revenue increased by $38.2 million, or 11.2%, primarily due to the acquisitions of Pioneer Power, 1901 and CYMCOR, which collectively contributed approximately $43.7 million of ODR revenue during the nine months ended September 30, 2026. The Company’s organic ODR revenue decreased approximately $5.5 million.
•GCR revenue increased by $44.7 million, or 37.5% primarily due to $30.1 million of acquisition-related revenue attributable to the Pioneer Power and 1901 acquisitions, as well as a $14.6 million increase in organic GCR revenue.
Gross Profit

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Gross profit:
ODR	$91,953	$93,429	$(1,476)	(1.6)%
GCR	30,350	27,801	2,549	9.2%
Total gross profit	$122,303	$121,230	$1,073	0.9%

Total gross profit as a percentage of total revenue	22.5%	26.4%
•Total gross profit increased by $1.1 million, or 0.9%, primarily due to increased revenue despite a decline in gross profit margin, reflecting a greater proportion of period-over-period GCR revenue, which typically generates lower gross margins than ODR revenue. Segment gross margins also remained below historical levels due in part to the inclusion of certain acquired businesses with historically lower gross margin profiles. These businesses continue to perform in line with the Company’s integration expectations, and management is implementing operational and pricing initiatives to improve profitability, with the goal of bringing their gross margins closer to the Company’s historical averages over the next two to three years.

•Gross profit margin was also impacted by lower net project write-ups compared to the prior year period and competition for skilled labor and materials associated with construction activity in data center markets. The Company currently expects gross profit margins to improve during the remainder of 2026; nevertheless they are expected to remain below the levels achieved during the comparable periods of 2025.
The Company recorded revisions in its contract estimates for certain ODR and GCR projects; however, the Company did not record any material gross profit write-ups or write-downs that had a net gross profit impact of $1.0 million or more during the nine months ended September 30, 2026 and 2025.

Selling, General and Administrative

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Selling, general and administrative	$90,821	$81,480	$9,341	11.5%

Total selling, general and administrative as a percentage of total revenue	16.7%	17.7%
•SG&A expense increased $9.3 million, or 11.5%, which included approximately $2.9 million of aggregate SG&A expenses associated with the Pioneer Power, 1901 and CYMCOR acquisitions. Acquisition-related SG&A represents SG&A expenses incurred by an acquired business during the twelve-month period following its respective acquisition date. After such period, the results of acquired businesses are included within the Company’s organic operations, and period-over-period changes are discussed on a combined basis. The increase in organic SG&A expense was approximately $6.4 million, primarily due to a $4.0 million increase in payroll-related expense and a $2.0 million increase in professional services expense due to the 1901 and CYMCOR acquisitions. The remaining increase was due to various items, none of which was individually material.
•As a percentage of revenue, SG&A expense decreased to 16.7% from 17.7% in the prior-year period.
Acquisition-Related Retention Expense and Contingent Consideration
Acquisition-related retention and contingent consideration expenses were $0.9 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively. Such expenses included approximately $0.6 million and $0.3 million, respectively, of aggregate acquisition-related retention expense associated with the Pioneer Power, 1901 and CYMCOR acquisitions. In connection with these acquisitions, the Company entered into retention agreements with certain key employees of the acquired businesses. Retention-related compensation is contingent on continued employment and is recognized as expense ratably over the respective required service periods.
In addition, the Company recognized a $0.3 million increase in the fair value of contingent consideration during the nine months ended September 30, 2026, compared to a $1.5 million increase during the nine months ended September 30, 2025. Changes in the fair value of contingent consideration represent non-cash expenses and were primarily attributable to updates to the estimated probability of achieving the gross profit targets underlying the related earnout arrangements.
See Note 8 – Fair Value Measurements in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s earnout arrangements.
Amortization of Intangibles

	Nine Months Ended September 30,
	2026	2025	Increase/(Decrease)
(in thousands except for percentages)
Amortization of intangibles	$7,084	$6,020	$1,064	17.7%
•Amortization of intangible assets increased period over period, primarily due to amortization expense associated with intangible assets recognized in connection with the CYMCOR and 1901 acquisitions completed in the third quarter of 2026, as well as the Pioneer Power acquisition completed in the third quarter of 2025.
See Note 5 – Goodwill and Intangibles in the accompanying notes to the Company’s condensed consolidated financial statements for further information on the Company’s intangible assets.

Other (Expenses) Income

	Nine Months Ended September 30,
	2026	2025	Change
(in thousands except for percentages)
Other (expenses) income:
Interest expense	$(2,717)	$(2,312)	$(405)	17.5%
Interest income	112	792	(680)	(85.9)%
Gain on disposition of property and equipment	448	1,107	(659)	(59.5)%
Gain (loss) on change in fair value of interest rate swap	54	(175)	229	130.9%
Loss on early debt extinguishment	(250)	—	(250)	(100.0)%
Total other expenses	$(2,353)	$(588)	$(1,765)	300.2%

•Interest expense increased $0.4 million in the period-to-period comparison primarily due to higher average borrowings under the Company’s credit facility and increased financing costs associated with a larger vehicle fleet compared to the prior-year period.
•Interest income decreased $0.7 million primarily due to lower average cash and cash equivalent balances and reduced yields on invested balances compared to the prior-year period.
•Gain on disposition of property and equipment decreased $0.7 million, reflecting normal fluctuations in asset disposal activity.
•The Company also recognized a $0.3 million loss on early debt extinguishment, reflecting the write-off of unamortized debt issuance costs and other fees associated with the termination of its former credit facility with Wintrust, compared to no such loss in the prior-year period. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.
Income Taxes
The Company recorded an income tax provision of $2.5 million for the nine months ended September 30, 2026 compared to $4.5 million for the nine months ended September 30, 2025. The effective tax rate was 11.9% and 14.5% for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate differed from the U.S. federal statutory tax rate in each period primarily due to state income taxes, federal tax credits, other permanent items and discrete excess tax benefits related to RSU vesting activity recognized during the first quarter of each year. See Note 10 – Income Taxes in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.
ODR and GCR Backlog Information
The Company refers to its estimated revenue on uncompleted contracts, including the amount of revenue on contracts for which work has not begun, less the revenue previously recognized under such contracts, as “backlog.” Backlog includes unexercised contract options. The Company’s backlog includes projects that have a written award, a letter of intent, a notice to proceed or an agreed upon work order to perform work on mutually accepted terms and conditions. Additionally, the difference between the Company’s backlog and remaining performance obligations is due to the portion of unexercised contract options that are excluded, under certain contract types, from the Company’s remaining performance obligations as these contracts can be canceled for convenience at any time by the Company or the customer without considerable cost incurred by the customer. While backlog provides a measure of work expected to be performed in future periods, it is not necessarily a reliable indicator of future revenue or overall performance of the Company.
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
The Company’s ODR backlog was $313.4 million and $255.8 million as of September 30, 2026 and December 31, 2025, respectively. These amounts reflect unrecognized revenue expected to be recognized over the remaining terms of its construction-type and service contracts. Based on historical trends, the Company currently estimates that 44% of its ODR backlog as of September 30, 2026 will be recognized as revenue over the remainder of 2026. The Company’s ODR backlog increased due to its continued growth in the Company's ODR business and the acquisitions of CYMCOR and 1901, which collectively contributed $33.2 million to ODR backlog as of September 30, 2026.
The Company’s GCR backlog was $366.1 million and $141.8 million as of September 30, 2026 and December 31, 2025, respectively. Projects are brought into backlog once the Company has been provided a written confirmation of award and the contract value has been established. At any point in time, the Company has a substantial volume of projects that are specifically identified and advanced in negotiations and/or documentation, however those projects are not booked as backlog until the Company has received written confirmation from the owner or the general contractor / construction manager of their intention to award the contract and they have directed the Company to begin engineering, designing, incurring construction labor costs or procuring needed equipment and material. The Company’s GCR projects tend to be built over a 12- to 24-month schedule depending upon scope and complexity. Most major projects have a preconstruction planning phase, which may require months of planning before actual construction commences. The Company is occasionally employed to deliver a “fast-track” project, where construction commences as the preconstruction planning work continues. As work on the Company’s projects progress, it increases or decreases backlog to take into account its estimate of the effects of changes in estimated quantities, changes in conditions, change orders and other variations from initially anticipated contract revenue, and the percentage of completion of the Company’s work on the projects. Based on historical trends, the Company currently estimates that 31% of its GCR backlog as of September 30, 2026 will be recognized as revenue over the remainder of 2026. Additionally, the increase in GCR backlog was attributable to new project awards and the acquisition of 1901, which contributed $75.3 million to GCR backlog as of September 30, 2026.
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
Building on this foundation, the Company intends to expand its business while generating strong cash flow, enhancing the durability of its earnings and delivering attractive returns over time. The Company’s strategy is centered on building enterprise scale through vertical market diversification, expanding its geographic reach and leveraging an integrated operating model designed to strengthen its competitive advantages as the business grows. For additional information regarding the Company’s prior strategic initiatives, see Part I, Item 1, “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Effect of Inflation and Tariffs
The prices of key inputs used in the Company’s projects and service operations, including steel, pipe, copper, and certain equipment and components, remain subject to volatility, including increases driven by inflation, tariffs, supply constraints, and price escalation. These factors can, at times, be material to the Company’s results of operations and financial condition, particularly on fixed-price projects and where equipment lead times extend beyond procurement windows. During the nine months ended September 30, 2026, the Company continued to experience selective pricing pressure and extended lead times for certain materials and equipment, although such impacts were not material to its consolidated results of operations or financial condition.

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

The following table presents summary cash flow information for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(in thousands)
Net cash provided by (used in):
Operating activities	$31,194	$17,571
Investing activities	(96,873)	(67,905)
Financing activities	90,346	15,222
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,667	$(35,112)

Noncash investing and financing transactions:
Earnout liability associated with 1901 Transaction	$4,751	$—
Estimated working capital adjustment due from sellers, 1901 Transaction	3,298	—
Estimated working capital adjustment due to sellers, CYMCOR Transaction	(22)	—
Kent Island Transaction, measurement period adjustment	—	(94)
Right of use assets obtained in exchange for new operating lease liabilities	3,526	2,317
Right of use assets obtained in exchange for new finance lease liabilities	4,221	13,475
Right of use assets disposed or adjusted modifying operating lease liabilities	419	—
Right of use assets disposed or adjusted modifying finance lease liabilities	99	—
Interest paid	2,268	2,327
Cash paid for income taxes	$3,979	$4,663
The Company's cash flows are primarily impacted period to period by fluctuations in working capital. Factors such as the Company's contract mix, commercial terms, days sales outstanding (“DSO”) and delays in the start of projects may impact its working capital. In line with industry practice, the Company accumulates costs during a given month and then bills those costs in the current month for many of its contracts. While labor costs associated with these contracts are paid weekly and salary costs associated with the contracts are paid semi-monthly, certain subcontractor costs are generally not paid until the Company receives payment from its customers (contractual “pay-if-paid” terms). The Company has not historically experienced a large volume of write-offs related to its receivables and contract assets. The Company regularly assesses its receivables for collectability and provides allowances for credit losses where appropriate. The Company believes that its reserves for its expected credit losses are appropriate as of September 30, 2026 and December 31, 2025, but adverse changes in the economic environment may impact certain of its customers’ ability to access capital and compensate the Company for its services, as well as impact project activity for the foreseeable future.
The Company's existing backlog is projected to support a portion of forecasted revenue for one year from the date of the financial statement issuance. In addition to the Company's backlog, the Company has a substantial amount of contracts with short lead times that book-and-bill within the same reporting period and are not included in backlog. The Company's current cash balance, together with the cash it expects to generate from future operations along with borrowings available under its credit facility, are expected to be sufficient to finance its short- and long-term capital requirements (or meet working capital requirements) for at least the next twelve months. In addition to the future operating cash flows of the Company, along with its existing borrowing availability and access to financial markets, the Company currently believes it will be able to meet any working capital and future operating requirements, and capital investment forecast opportunities for at least the next twelve months.
The following table represents the Company's summarized working capital information:

(in thousands, except ratios)	September 30, 2026	December 31, 2025
Current assets	$302,051	$195,049
Current liabilities	(196,697)	(135,086)

Net working capital	$105,354	$59,963
Current ratio(1)	1.54	1.44

(1)    Current ratio is calculated by dividing current assets by current liabilities.
As discussed above and in Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements, as of September 30, 2026, the Company was in compliance with all financial maintenance covenants as required by its credit facility.
Cash Flows Provided by Operating Activities
The following is a summary of the significant sources (uses) of cash from operating activities:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Cash Inflow (outflow)
Cash flows from operating activities:
Net income	$18,577	$26,764	$(8,187)
Non-cash operating activities(1)(2)	26,768	24,058	2,710
Changes in operating assets and liabilities:
Accounts receivable	(15,107)	(4,743)	(10,364)
Contract assets and contract liabilities, net(2)	2,448	(14,794)	17,242
Other current assets	(2,561)	(3,565)	1,004
Other assets	82	—	82
Accounts payable, including retainage	9,543	(2,972)	12,515
Prepaid income taxes	(1,126)	(44)	(1,082)
Accrued taxes payable	(1,152)	(1,470)	318
Operating lease liabilities	(3,850)	(2,964)	(886)
Accrued expenses and other current liabilities	1,762	(1,695)	3,457
Payment of contingent consideration liability in excess of acquisition-date fair value	(3,404)	(711)	(2,693)
Other long-term liabilities	(786)	(293)	(493)
Cash used in working capital	(14,151)	(33,251)	19,100
Net cash provided by operating activities	$31,194	$17,571	$13,623
(1)Represents non-cash activity associated with depreciation and amortization, provision for credit losses, non-cash stock-based compensation expense, operating lease expense, amortization of debt issuance costs, deferred income tax provision, gain or loss on sale of property and equipment, acquisition-related retention expense and contingent consideration, loss on early debt extinguishment and changes in the fair value of the Company's interest rate swap.
(2)Certain prior-period operating cash flow amounts have been reclassified to conform to the current-period presentation, including the net presentation of changes in contract assets and contract liabilities and the presentation of acquisition-related retention expense and contingent consideration. These reclassifications had no impact on net cash provided by operating activities.
The Company refined the presentation of contract-related balances within operating activities by presenting changes in contract assets and contract liabilities on a net basis, rather than as separate line items, to align with the presentation of net contract positions.
During the nine months ended September 30, 2026, the Company generated $31.2 million in cash from its operating activities, which consisted of non-cash adjustments of $26.8 million and net income of $18.6 million, partly offset by cash used in working capital of $14.2 million. During the nine months ended September 30, 2025, the Company generated $17.6 million in cash from its operating activities, which consisted of net income of $26.8 million and certain non-cash adjustments of $24.1 million, partly offset by cash used in working capital of $33.3 million.
The change in operating cash flows during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to a $17.2 million favorable change in contract assets and contract liabilities, net, reflecting the timing of billings, collections and other working capital activity. In addition, there was a $12.5 million favorable change in accounts payable, including retainage, and a $3.5 million favorable change in accrued expenses and other current liabilities due to the timing of payments. These cash inflows were partially offset by a $10.4 million unfavorable change in accounts receivable due to the timing of cash collections, a $8.2 million decrease in net income and a $2.7 million unfavorable change due to increased acquisition-related earnout payments compared to the prior-year period.

Cash Flows Used in Investing Activities
Cash flows used in investing activities were $96.9 million and $67.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities for the nine months ended September 30, 2026 included cash outflows of $66.0 million and $29.9 million associated with the 1901 Transaction and CYMCOR Transaction, respectively, net of cash acquired, and $1.8 million related to the purchase of property and equipment, partially offset by $0.7 million in proceeds from the sale of property and equipment. Cash used in investing activities for the nine months ended September 30, 2025 included a cash outflow of $65.7 million associated with the Pioneer Power Transaction, net of cash acquired, and a cash outflow of $3.6 million related to the purchase of property and equipment, which was primarily associated with the purchase of certain rental equipment to expand customer offerings. These cash outflows were partially offset by $1.3 million in proceeds from the sale of property and equipment.
Aside from the rental equipment purchases in 2025, the majority of the Company's net cash used in purchases of property plant and equipment in both periods was for capital additions pertaining to tools and equipment, computer software and hardware purchases, office furniture and office related leasehold improvements.
Cash Flows Provided by Financing Activities
Cash flows provided by financing activities were $90.3 million for the nine months ended September 30, 2026 compared to $15.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company borrowed $229.6 million and repaid $239.6 million under the former Wintrust revolving credit facility. In September 2026, the Company entered into the PNC Credit Agreement, with initial borrowings of $75.0 million under the PNC Revolving Credit Facility and $50.0 million under the PNC Term Loan Facility. The Company also paid approximately $1.8 million in debt issuance costs associated with the PNC Credit Agreement. See Note 6 – Debt in the accompanying notes to the Company’s condensed consolidated financial statements for additional information.
Other financing cash inflows included $5.9 million in proceeds from the sale of shares to satisfy employee tax withholding requirements and $0.6 million from employee contributions to the ESPP. Financing cash outflows included $12.0 million in tax payments related to the net share settlement of equity awards and $3.9 million in finance lease payments. Additionally, the Company made earnout payments of $3.5 million, $2.5 million and $0.9 million to the former owners of Industrial Air, Kent Island and Consolidated Mechanical, respectively, of which an aggregate of $3.5 million was classified as financing cash outflows.
During the nine months ended September 30, 2025, the Company borrowed $41.8 million under its revolving credit facility and recognized additional financing cash inflows of $6.3 million associated with the sale of shares to satisfy employee tax withholding requirements and $0.6 million from employee contributions under the ESPP. These financing cash inflows were partially offset by $17.3 million of repayments under the Company's revolving credit facility, $10.7 million in taxes paid related to the net share settlement of equity awards, $3.1 million of finance lease payments and a $3.0 million payment to the former owner of Industrial Air related to the First IA Earnout Period, of which $2.3 million was classified as a cash outflow from financing activities.
The following table reflects the Company’s available funding capacity, subject to covenant restrictions, as of September 30, 2026:

(in thousands)
Cash & cash equivalents(1)		$29,062
Credit agreement:
PNC Revolving Credit Facility(2)	$200,000
Outstanding borrowings on the PNC Revolving Credit Facility(3)	(75,000)
PNC DDTL Facility(2)	50,000
Net credit agreement capacity available		175,000
less: PNC Credit Facility covenant limitations(4)		(39,851)
Total available funding capacity		$164,211
(1)    The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2026 consisted of certain overnight repurchase agreements. Cash and cash equivalents exclude approximately $7.0 million of restricted cash held to collateralize outstanding letters of credit issued under the former Wintrust credit facility. Such letters of credit remain outstanding until expiration, the latest of which expires in April 2027.

(2)    On September 9, 2026, LFS, LHLLC, and other designated parties entered into the PNC Credit Agreement with PNC, as administrative agent, swingline lender and issuing lender, and other lenders party thereto. The PNC Credit Agreement provides for a credit facility in an aggregate amount of up to $300.0 million in total commitments, consisting of: a revolving credit facility with an aggregate principal amount of $200.0 million, including a $20.0 million swingline loan subfacility and a $25.0 million letter of credit subfacility, a term loan facility with an aggregate principal amount of $50.0 million and a delayed draw term loan facility with aggregate commitments of $50.0 million. See Note 6 – Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PNC Credit Facility.
(3)    The Company intends to deploy free cash flow to reduce borrowings under the PNC Revolving Credit Facility, subject to its liquidity, capital allocation and operating requirements.
(4)    Represents the portion of unused borrowing capacity under the PNC Revolving Credit Facility and PNC Delayed Draw Term Loan Facility that was unavailable to the Company as of September 30, 2026 due to the requirement to maintain compliance with the maximum Consolidated Net Leverage Ratio under the PNC Credit Agreement. This amount is based on the Company's covenant calculation as of September 30, 2026 and assumes that proceeds from any additional borrowings are used for purposes that do not increase cash included in the covenant calculation. Actual borrowing availability may vary based on the Company's financial performance, the use of borrowing proceeds, and other conditions under the PNC Credit Agreement.
Cash Flow Summary
Management continued to devote additional resources to its billing and collection efforts during the nine months ended September 30, 2026. Management continues to expect that growth in the Company's ODR business, which is less sensitive to the cash flow issues presented by large GCR projects, together with a more selective approach to pursuing GCR projects, will positively impact the Company's cash flow trends.
On September 9, 2026, the Company entered into the PNC Credit Agreement, which provides for aggregate commitments of up to $300.0 million, including a $200.0 million revolving credit facility, a $50.0 million term loan facility and a $50.0 million delayed draw term loan facility. The Company believes the new credit facility enhances its liquidity and financial flexibility and increases its available borrowing capacity to support its operating requirements. See Note 6 – Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PNC Credit Facility.
Based on its current forecast, the Company believes that its cash and cash equivalents of $29.1 million as of September 30, 2026, cash flows expected to be generated from operations and available borrowing capacity under the PNC Revolving Credit Facility and PNC DDTL Facility of $125.0 million and $50.0 million, respectively, as of September 30, 2026, subject to applicable borrowing conditions and continued compliance with the financial covenants under the PNC Credit Agreement, are expected to be sufficient to meet its working capital needs, capital expenditure requirements and other liquidity requirements for at least the next 12 months. Of the combined $175.0 million in unused commitments, approximately $39.9 million was unavailable due to financial covenant limitations, resulting in approximately $135.1 million of available borrowing capacity as of September 30, 2026.
Debt and Related Obligations
Long-term debt consists of the following obligations as of:

(in thousands)	September 30, 2026	December 31, 2025
PNC Term Loan Facility – term loan payable in quarterly installments of principal, plus interest through September 2031	50,000	—
PNC Revolving Credit Facility	75,000	—
Wintrust Revolving Loans	—	10,000
Finance leases – collateralized by vehicles, payable in monthly installments of principal, plus interest ranging from 3.06% to 8.60% through 2032	24,540	20,570
Financing liability	5,351	5,351
Total debt	154,891	35,921
Less – Current portion of long-term debt	(8,961)	(5,031)
Less – Unamortized discount and debt issuance costs	(633)	(354)
Long-term debt	$145,297	$30,536
See Note 6 – Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Surety Bonding
In connection with its business, the Company is occasionally required to provide various types of surety bonds that provide an additional measure of security to its customers for its performance under certain government and private sector contracts. The Company’s ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of the Company’s backlog that it has currently bonded and their current underwriting standards, which may change from time-to-time. The bonds, if any, the Company provides typically reflect the contract value. As of September 30, 2026 and December 31, 2025, the Company had approximately $121.6 million and $156.6 million in surety bonds outstanding, respectively. The Company believes that its $1.0 billion bonding capacity provides us with a significant competitive advantage relative to many of its competitors, which we believe have limited bonding capacity. See Note 13 – Commitments and Contingencies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
The Company is also self-insured related to medical and dental claims under policies with annual per-claimant and annual aggregate stop-loss limits. The Company accrues for the unfunded portion of costs for both reported claims and claims incurred but not reported. The liability for unfunded reported claims and future claims is reflected on the condensed consolidated balance sheets as a current liability in accrued expenses and other current liabilities. See Note 13 – Commitments and Contingencies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Multiemployer Pension Plans
The Company participates in approximately 80 MEPPs that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (“CBAs”). As one of many participating employers in these MEPPs, the Company is responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, required contributions may increase based on the funded status of an MEPP and legal requirements of the Pension Protection Act of 2006 (the “PPA”), which requires substantially underfunded MEPPs to implement a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) to improve its funded status. Factors that could impact funded status of an MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions and the utilization of extended amortization provisions. Assets contributed to the MEPPs by the Company may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to an MEPP, the unfunded obligations of the MEPP may be borne by the remaining participating employers.
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
Management believes there have been no significant changes during the nine months ended September 30, 2026, to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 – Significant Accounting Policies in the accompanying notes to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2 – Summary of Significant Accounting Policies in the accompanying notes to the Company’s condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The Company is exposed to market risk through changes in interest rates on its variable-rate borrowings under the PNC Credit Agreement. Borrowings under the PNC Revolving Credit Facility and PNC Term Loan Facility bear interest, at the Company’s election, at either the Base Rate or Term SOFR, plus an applicable margin. As of September 30, 2026, the Company had $75.0 million and $50.0 million of borrowings outstanding under the PNC Revolving Credit Facility and PNC Term Loan Facility, respectively.
In September 2026, the Company repaid and terminated its former Wintrust credit facility and terminated the related interest rate swap arrangement. Accordingly, as of September 30, 2026, the Company had no outstanding interest rate swap arrangements to mitigate its exposure to changes in interest rates. See Note 6 – Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the PNC Credit Facility.
Assuming outstanding borrowing balances remain constant, a hypothetical 100 basis point increase in interest rates applicable to the Company’s variable-rate debt as of September 30, 2026 would result in an approximately $1.3 million increase in annualized interest expense. Conversely, a 100 basis point decrease in interest rates would result in a comparable decrease in annualized interest expense, subject to applicable interest rate floors. Actual results could differ from these estimates due to fluctuations in borrowing levels and other factors. See Note 6 – Debt to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
In addition, the Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash and cash equivalents as of September 30, 2026 were $29.1 million. The Company maintains a disciplined cash management strategy, generally using available cash to reduce outstanding borrowings under the PNC Revolving Credit Facility while maintaining sufficient liquidity to support operating requirements. Excess cash may be invested in overnight repurchase agreements. For both the three and nine months ending September 30, 2026, interest income in the aggregate was approximately $0.1 million. The Company maintains a conservative investment policy and has not experienced any losses in its cash and cash equivalents. Management believes the Company is not exposed to significant risk with respect to such accounts.
Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation as of September 30, 2026, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective.
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

Part II
Item 1. Legal Proceedings
See Note 13 – Commitments and Contingencies to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding legal proceedings, which information is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program
July 1 - 31, 2026	—	$—	—	$50,000,000
August 1 - 31, 2026	—	—	—	50,000,000
September 1 - 30, 2026	194,788	51.31	194,788	40,000,000
Total	194,788	$51.31	194,788	$40,000,000
*    Represents shares repurchased pursuant to the Company's $50.0 million Share Repurchase Program authorized by the Board of Directors in December 2025. Under the Share Repurchase Program, the Company may repurchase up to $50.0 million of its common stock through December 15, 2027. See Note 7 – Equity in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
The Company’s directors and officers may from time to time enter into plans or arrangements for the purchase or sale of its common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Credit Agreement, dated as of September 9, 2026, by and among Limbach Facility Services LLC, Limbach Holdings, Inc., Limbach Holdings LLC, the other guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as administrative agent, swingline loan lender and issuing lender and PNC Capital Markets LLC, Flagstar Bank, National Association, and BMO Bank National Association, as joint lead arrangers and joint bookrunners, and First National Bank of Pennsylvania as documentation agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36541) filed with the U.S. Securities and Exchange. Commission on September 9, 2026).

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
Date: November 3, 2026